Form 10-Q
period 1999-03-31
MORGAN STANLEY DEAN WITTER CHARTER GRAHM LP
filed 1999-05-17
CIK 1066656

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X]   Quarterly  report  pursuant  to  Section  13 or 15(d)  of the  Securities
Exchange Act of 1934
For the period ended March 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from               to
                               --------------  --------------

Commission File No. 0-25603

                 MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                             13-4018068
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

C/O DEMETER MANAGEMENT CORPORATION
TWO WORLD TRADE CENTER, 62 FL., NEW YORK, NY                        10048
--------------------------------------------                 -------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code              (212) 392-5454
                                                             -------------------


--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                          if changed since last report)


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No
    ---------        ---------

                MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q

                               MARCH 31, 1999


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statement of Financial Condition March 31, 1999
          (Unaudited)..................................................     2

          Statement of Operations for the Period from March
          1, 1999 (commencement of operations) to March 31,
          1999 (Unaudited).............................................     3

          Statement of Changes in Partners' Capital for the
          Period from March 1, 1999 (commencement of
          operations) to March 31, 1999 (Unaudited)....................     4

          Statement of Cash Flows for the Period from March
          1, 1999 (commencement of operations) to March 31,
          1999 (Unaudited).............................................     5

          Notes to Financial Statements (Unaudited)....................  6-14

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations................ 15-19

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk.................................................. 20-31

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings............................................ 32-33

Item 2.   Change in Securities and Use of Proceeds.....................    34

Item 6.   Exhibits and Reports on Form 8-K.............................    35

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                       STATEMENT OF FINANCIAL CONDITION


                                                                  MARCH 31,
                                                                    1999
                                                                 ----------
                                                                      $
                                                                 (Unaudited)

ASSETS

Equity in futures interests trading accounts:
   Cash                                                           4,090,503
   Net unrealized loss on open contracts                            (59,408)
                                                                 ----------
        Total Trading Equity                                      4,031,095

Subscriptions receivable                                          2,077,085
Interest receivable (DWR and Carr)                                   14,907
                                                                 ----------
        Total Assets                                              6,123,087
                                                                 ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accrued brokerage fees (DWR)                                      25,452
   Accrued management fee                                             7,272
                                                                 ----------
        Total Liabilities                                            32,724
                                                                 ----------

Partners' Capital

   Limited Partners (653,909.889 Units)                           6,015,173
   General Partner (8,173.913 Units)                                 75,190
                                                                 ----------
   Total Partners' Capital                                        6,090,363
                                                                 ----------
   Total Liabilities and Partners' Capital                        6,123,087
                                                                 ==========

NET ASSET VALUE PER UNIT                                               9.20
                                                                 ==========



                   The accompanying notes are an integral part
                         of these financial statements.

                MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                FOR THE PERIOD FROM
                                                   MARCH 1, 1999
                                                 (COMMENCEMENT OF
                                                  OPERATIONS) TO
                                                  MARCH 31, 1999
                                                  --------------
                                                         $

REVENUES
   Trading loss:
      Realized                                       (272,633)
      Net change in unrealized                        (59,408)
                                                     --------
        Total Trading Results                        (332,041)

   Interest Income (DWR and Carr)                      14,907
                                                     --------
        Total Revenues                               (317,134)
                                                     --------

EXPENSES

   Brokerage fees (DWR)                                25,452
   Management fee                                       7,272
                                                     --------

        Total Expenses                                 32,724
                                                     --------

NET LOSS                                             (349,858)
                                                     ========

NET LOSS ALLOCATION

   Limited Partners                                  (345,048)
   General Partner                                     (4,810)

NET LOSS PER UNIT

   Limited Partners                                      (.80)
   General Partner                                       (.80)



                   The accompanying notes are an integral part
                         of these financial statements.

                MORGAN STANLEY DEAN WITTER CHARTER GRAHAM  L.P.
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                       For the Period from March 1, 1999
                         (commencement of operations)
                               to March 31, 1999
                                  (Unaudited)




                        UNITS OF
                      PARTNERSHIP      LIMITED        GENERAL
                        INTEREST       PARTNERS       PARTNER         TOTAL
                      -----------    -----------    -----------    -----------


Partners' Capital,
  Initial Offering    436,313.664    $ 4,303,136    $    60,000    $ 4,363,136

Offering of Units     225,770.138      2,057,085         20,000      2,077,085

Net Loss                   --           (345,048)        (4,810)      (349,858)
                      -----------    -----------    -----------    -----------

Partners' Capital
  March 31, 1999      662,083.802    $ 6,015,173    $    75,190    $ 6,090,363
                      ===========    ===========    ===========    ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)



                                                         FOR THE PERIOD FROM
                                                           MARCH 1, 1999
                                                          (COMMENCEMENT OF
                                                           OPERATIONS) TO
                                                           MARCH 31, 1999
                                                           --------------
                                                                  $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                       (349,858)
Noncash item included in net loss:
      Net change in unrealized                                   59,408

Increase in operating assets:
      Interest receivable (DWR and Carr)                        (14,907)

Increase in operating liabilities:
      Accrued brokerage fees (DWR)                               25,452
      Accrued management fee                                      7,272
                                                             ----------

Net cash used for operating activities                         (272,633)
                                                             ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Initial offering                                           4,363,136
   Offering of units                                          2,077,085
   Increase in subscriptions receivable                      (2,077,085)
                                                             ----------

Net cash provided by financing activities                     4,363,136
                                                             ----------

Net increase in cash                                          4,090,503

Balance at beginning of period                                     --
                                                             ----------

Balance at end of period                                      4,090,503
                                                             ==========



                   The accompanying notes are an integral part
                         of these financial statements.

                MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Charter Graham L.P.
(the "Partnership").

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Morgan Stanley Dean Witter Charter Graham L.P. is a limited partnership organized to engage in the speculative trading of futures and forward conracts, physical commodities and other commodities interests, including foreign currencies, financial instruments, metals, energy and agricultural products (collectively, "futures interests"). The Partnership commenced operations on March 1, 1999. The Partnership is one of the Morgan Stanley Dean Witter Charter Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Charter Millburn L.P., and Morgan Stanley Dean Witter Charter Welton L.P. The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR") and an unaffiliated clearing commodity broker, Carr Futures Inc.
("Carr"), provides clearing and execution services. Demeter and DWR are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW"). Graham Capital Management L.P. (the "Trading Advisor"), is the trading advisor to the Partnership.

                MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interests.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - Futures interests are open commitments until settlement date. They are valued at market and the resulting unrealized gains and losses are reflected in income. Monthly, DWR pays the Partnership interest income on 100% of its average daily funds held in its individual account at DWR at a rate equal to that earned by DWR on its U.S. Treasury bill investments during such month. In addition, DWR credits the Partnership with 100% of the interest income received from Carr with respect to the Partnership's Net Assets on deposit with Carr for the purpose of meeting margin requirements.

                MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


For purposes of such interest payments, Net Assets do not include monies due to the Partnership on forward contracts and other futures interests, but not actually received.

Net Income (Loss) per Unit - Net income (loss) per Unit is computed using the weighted average number of units outstanding during the period.

Equity in Futures Interests Trading Accounts - the Partnership's asset "Equity in futures interests trading accounts" consists of cash on deposit at DWR and Carr to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts.

Brokerage and Related Transaction Fees and Costs - The Partnership pays a flat-rate monthly brokerage fee of 1/12 of 7% of the Partnership's Net Assets as of the first day of each month (a 7% annual rate). Such fee covers all brokerage commissions, transaction fees and costs and ordinary administrative and offering expenses.

Operating Expenses - The Partnership incurs a monthly management fee and may incur an incentive fee as described below. Demeter bears all other operating expenses.

                MORGAN STANELY DEAN WITTER CHARTER GRAHAM L.P.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Management Fee - The Partnership pays the Trading Advisor a flat-rate monthly fee of 1/12 of 2% of the Net Assets managed by the Trading Advisor on the first day of each month (a 2% annual rate).

Incentive Fee - The Partnership pays the Trading Advisor a monthly incentive fee equal to 20% of "Trading Profits" as defined in the Partnership's Prospectus as of the end of each calendar month. If the Trading Advisor has experienced losses with respect to Net Assets at the end of any calendar month, the Trading Advisor must earn back such losses before the Trading Advisor is eligible for an incentive fee.

Income Taxes - No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

Distributions - Distributions, other than on redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

Continuing Offering - Units of the Partnership are offered at a price equal to 100% of the Net Asset Value per Unit at monthly closings held as of the last day of each month.

                MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Redemptions - Limited Partners may redeem some or all of their Units as of the last day of the sixth month following the closing at which a person first becomes a Limited Partner. Redemptions may only be made in whole Units, with a minimum of 100 Units required for each redemption, unless a Limited Partner is redeeming his entire interest in the Partnership. Units redeemed on or prior to the last day of the twelfth month from the date of purchase will be subject to a redemption charge equal to 2% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twelfth month and on or prior to the last day of the twenty-fourth month from the date of purchase will be subject to a redemption charge equal to 1% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twenty-fourth month from the date of purchase will not be subject to a redemption charge.

Exchanges - On the last day of the first month, which occurs more than six months after a person first becomes a Limited Partner in the Partnership, and the end of each month thereafter, Limited Partners may transfer their investment among the Morgan Stanley Dean Witter charter Series (subject to certain restrictions outlined in the Limited Partnership Agreement) without paying additional charges.

                MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Dissolution of the Partnership - The Partnership will terminate on December 31, 2035 or at an earlier date if certain conditions occur as defined in the Partnership's Limited Partnership Agreement.

2.  RELATED PARTY TRANSACTIONS

The Partnership pays a brokerage fee to DWR on trades executed on its behalf as described in Note 1. The Partnership's cash is on deposit with DWR and Carr in future interests trading accounts to meet margin requirements as needed. DWR and Carr pay interest on these funds as described in Note 1.

3.  FINANCIAL INSTRUMENTS

The Partnership trades futures and forward contracts, physical commodities and other commodities interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

                MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. The Partnership has elected to adopt the provisions of SFAS No. 133 beginning with the quarter ended March 31, 1999. SFAS No. 133 supersedes SFAS No. 119 and No. 105, which required the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for an entity which carries its assets at fair value. The application of SFAS No. 133 does not have a significant effect on the Partnership's financial statements.

The net unrealized loss on open contracts is reported as a component of "Equity in futures interests trading accounts" on the Statement of Financial Condition and totaled $59,408 at March 31, 1999.

Of the $59,408 net unrealized loss on open contracts at March 31, 1999, $(43,995) related to exchange-traded futures contracts and $(15,413) related to off-exchange-traded forward currency contracts.

                MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Exchange-traded futures contracts held by the Partnership at March 31, 1999 mature through June 2000. Off-exchange-traded forward currency contracts held by the Partnership at March 31, 1999 mature through June 1999.

The Partnership is subject to the credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's Statements of Financial Condition. DWR and Carr act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of DWR and Carr, as a futures commission merchant for all of the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC") to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized loss on all open futures contracts, which funds, in the aggregate, totaled $4,046,508 at March 31, 1999.

                MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                  NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)


With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized loss on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. Carr's parent, Credit Agricole Indosuez, has guaranteed to the Partnership payment of the net liquidating value of the transactions in the Partnership's account with Carr (including foreign currency contracts).

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY - Assets of the Partnership are deposited with DWR as non-clearing broker and Carr as clearing broker in separate futures interest trading accounts. Such assets are held in either non-interest bearing bank accounts or in securities approved by the CFTC for investment of customer funds. The Partnership's assets held by DWR and Carr may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

      The Partnership's investment in futures interests may, from time to time, be illiquid. Most United States futures exchanges limit fluctuations in certain futures interest prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Pursuant to such regulations, during a single trading day no trades may be executed at prices beyond the daily limit. If the price for a particular futures interest has increased or decreased by an amount equal to the daily limit, positions in such futures interest can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures interests prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions.

      There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or from promptly liquidating unfavorable positions, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

CAPITAL RESOURCES. The Partnership does not have, nor does it expect to have, any capital assets. Future redemptions, exchanges and sales of additional Units of Limited Partnership Interest ("Unit(s)") will affect the amount of funds available for investment in futures interests in subsequent periods. Since they are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions, exchanges or sales of additional Units.

RESULTS OF OPERATIONS

FOR THE PERIOD ENDED MARCH 31, 1999

For the period from March 1, 1999 (commencement of operations) to March 31, 1999, the Partnership recorded total trading losses net of interest income of $317,134 and posted a decrease in Net Asset Value per Unit. The most significant losses were recorded during March in the agricultural markets from short corn futures positions as prices moved higher in a technical and seasonally driven rally, as well as a lack of heavy producer selling. In the global interest rate futures markets, losses were experienced from short German government bond futures positions as prices increased on reports that Germany's industrial production showed a sharp increase, creating hopes that Europe's biggest economy could be strengthening. Additional losses were recorded from short Australian bond futures positions as prices increased on reports of depressed gold prices during late-March which have hampered the Australian dollar, the Australian stock market and enhanced Australian bond prices. In the metals markets, losses were recorded from short aluminum futures positions as prices increased during mid-March as good demand in the United States prompted shipments from Europe amid a drawdown in supply. In the currency markets, losses were experienced early in March from short Japanese yen positions as the value of the yen increased versus the U.S. dollar amid new signs that Japan's economy may be on the mend and speculation that interest rates may soon rise. In the energy markets, smaller losses were recorded from short natural gas futures positions as prices increased significantly early in March on speculative short covering. Total expenses for the period ended March 31, 1999 were $32,724, resulting in a net loss of $349,858. The value of a Unit decreased from $10.00 at March 1, 1999 (commencement of operations) to $9.20 at March 31, 1999.

YEAR 2000 PROBLEM. Commodity pools, like financial and business organizations and individuals around the world, depend on the smooth functioning of computer systems. Many computer systems in use today cannot recognize the computer code for the year 2000, but revert to 1900 or some other date. This is commonly known as the "Year 2000 Problem". The Partnership could be adversely affected if computer systems used by it or any third party with whom it has a material relationship do not properly process and calculate date-related information and data concerning dates on or after January 1, 2000. Such a failure could adversely affect the handling or determination of futures trades and prices and other services.

      MSDW began its planning for the Year 2000 Problem in 1995, and currently has several hundred employees working on the matter. It has developed its own Year 2000 compliance plan to deal with the problem and had the plan approved by the company's executive management, Board of Directors and Information Technology Department. Demeter is coordinating with MSDW to address the Year 2000 Problem with respect to Demeter's computer systems that affect the Partnership. This includes hardware and software upgrades, systems consulting and computer maintenance.

      Beyond the challenge facing internal computer systems, the systems failure of any of the third parties with whom the Partnership has a material relationship - the futures exchanges and clearing organizations through which it trades, Carr, or the Trading Advisor - could result in a material financial risk to the Partnership. All U.S. futures exchanges are subject to monitoring by the CFTC of their Year 2000 preparedness and the major foreign futures exchanges are also expected to be subject to market-wide testing of their Year 2000 compliance during 1999. Demeter intends to monitor the progress of Carr and the Trading Advisor throughout 1999 in their Year 2000 compliance and, where applicable, to test its external interface with Carr and the Trading Advisor.

     A worst case scenario would be one in which trading of contracts on behalf of the Partnership becomes impossible as a result of the Year 2000 problem encountered by any third parties. A less catastrophic but more likely scenario would be one in which trading opportunities diminish as a result of technical problems resulting in illiquidity and fewer opportunities to make profitable trades. MSDW has begun developing various "contingency plans" in the event that the systems of such third parties fail. Demeter intends to consult closely with MSDW in implementing those plans. Despite the best efforts of both Demeter and MSDW, however, it is possible that these steps will not be sufficient to avoid any adverse impact to the Partnership.

RISKS ASSOCIATED WITH THE EURO. On January 1, 1999, eleven countries in the European Union established fixed conversion rates on their existing sovereign currencies and converted to a common single currency (the "euro"). During a three-year transition period, the sovereign currencies will continue to exist but only as a fixed denomination of the euro. Conversion to the euro prevents the Trading Advisor from trading in certain currencies and thereby limits its ability to take advantage of potential market opportunities that might otherwise have existed had separate currencies been available to trade. This could adversely affect the performance results of the Partnership.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

INTRODUCTION

The Partnership is a commodity pool engaged primarily in the speculative trading of futures interests. The market sensitive instruments held by the Partnership are acquired solely for speculative trading purposes and, as a result, all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's primary business activities.

The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification effects among the Partnership's existing open positions, the volatility present within the market(s), and the liquidity of the market(s). At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt at quantifying the Partnership's market risk must be qualified by the inherent uncertainty of its speculative trading, which may cause future losses and volatility (i.e. "risk of ruin") far in excess of the Partnership's experience to date and/or any reasonable expectation premised upon historical changes in the fair value of its market sensitive instruments.

QUANTIFYING THE PARTNERSHIP'S TRADING VALUE AT RISK

The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and the Partnership's cash flow, as profits and losses on open positions of exchange-traded futures interests are settled daily through variation margin.

The Partnership's risk exposure in the various market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model employed by the Partnership incorporates numerous variables that could impact the fair value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based on historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in trading portfolio value. The VaR model generally takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, as well as correlation that exists among these variables. The hypothetical changes in portfolio value are based on daily observed percentage changes in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. In the case of the Partnership's VaR, the historical observation period is approximately four years. The Partnership's one-day 99% VaR corresponds to the negative change in portfolio value that, based on observed market risk factor moves, would have been exceeded once in 100 trading days.

VaR models such as the Partnership's are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. It must also be noted that the VaR model is used to quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities.

THE PARTNERSHIP'S VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by market category as of March 31, 1999. As of March 31, 1999, the Partnership's total capitalization was approximately $6 million.

      PRIMARY MARKET                   MARCH 31, 1999
      RISK CATEGORY                    VALUE AT RISK
      -------------                    -------------

      Interest Rate                       (1.08)%
      Currency                            (1.27)
      Equity                              (0.27)
      Commodity                           (0.67)
      Aggregate Value at Risk             (1.83)%


Aggregate value at risk represents the aggregate VaR of the Partnership's open positions and not the sum of the VaR of the individual categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 1999 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership has only been in operation for a single reporting period, the high, low and average VaR of the Partnership's open positions are all identical. As the Partnership's sole business is the speculative trading of primarily futures interests, the composition of its portfolio of open positions can change significantly over any given time period or even within a single trading day. Such changes in open positions could materially impact market risk as measured by VaR either positively or negatively.


LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements, as such margin requirements generally range between 2% and 15% of contract face value. Additionally, due to the use of leverage, the face value of the market sector instruments held by the Partnership is typically many times the total capitalization of the Partnership. The financial magnitude of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investment vehicles. Due to the relative size of the positions held, certain market conditions may cause the Partnership to incur losses greatly in excess of VaR within a short period of time. The foregoing VaR tables, as well as the past performance of the Partnership, gives no indication of such "risk of ruin". In addition, VaR risk measures should be interpreted in light of the methodology's limitations, which include the following: past changes in market risk factors will not always yield accurate predictions of the distributions and correlations of future market movements; changes in portfolio value in response to market movements may differ from the responses implicit in a VaR model; published VaR results reflect past trading positions while future risk depends on future positions; VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The foregoing VaR tables present the results of the Partnership's VaR for the Partnership's market risk exposures and on an aggregate basis at March 31, 1999. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage and monitor risk and there can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated or that such losses will not occur more than 1 in 100 trading days.

NON-TRADING RISK

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, such balances, as well as any market risk they may represent, are immaterial. The Partnership also maintains a substantial portion (approximately 89%) of its available assets in cash at DWR. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

QUALITATIVE  DISCLOSURES  REGARDING PRIMARY TRADING RISK EXPOSURES The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of March 31, 1999, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

      INTEREST RATE. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative future positions held by the Partnership are in medium-to-long term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium-to-long term rates to remain steady.

      CURRENCY. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. However, the Partner-ship's major exposures are expected to be in the dollar/euro, dollar/yen and dollar/Swiss franc positions. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Trading Advisor's currency trading strategies.

      EQUITY. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of March 31, 1999, the Partnership's primary exposures were in the Nikkei (Japan) stock indices. Demeter anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses).

        COMMODITY.

      METALS. The Partnership's primary metals market exposure is to fluctuations in the price of gold. Although the Trading Advisor will from time to time trade base metals such as aluminum, copper, nickel and zinc, the principal market exposures of the Partnership are expected to be in the precious metals. It should be noted that in general, gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years. Demeter anticipates that gold will remain the primary metals market exposure for the Partnership.

      SOFT COMMODITIES AND AGRICULTURALS. The Partnership's primary commodities exposure is to fluctuations in the price of soft commodities and agriculturals, which are often directly affected by severe or unexpected weather conditions. Corn, cocoa and soybeans accounted for the substantial bulk of the Partnership's commodities exposure at March 31, 1999. Demeter anticipates that the Trading Advisor will maintain an emphasis on corn, cocoa and soybeans.

      ENERGY.     The  Partnership's  primary energy market  exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Although the Trading Advisor trades natural gas to a limited
extent,   oil  is  by  far  the  dominant   energy   market   exposure  of  the
Partnership. Oil prices are currently depressed, but they can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE The following was the only non-trading risk exposure of the Partnership at March 31, 1999:

FOREIGN CURRENCY BALANCES. The Partnership's primary foreign currency balances are in Singapore dollars, Swiss francs, euros and South African rand. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars at varying intervals, depending upon such factors as size, volatility, etc.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE The means by which the Partnership and the Trading Advisor, severally, attempt to manage the risk of the Partnership's open positions are essentially the same in all market categories traded. Demeter attempts to manage the Partnership's market exposure by (i) diversifying the Partnership's assets among different market sectors and trading approaches, and (ii), monitoring the performance of the Trading Advisor on a daily basis. In addition, the Trading Advisor establishes diversi-fication guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instruments, cash, which is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDW (all such parties referred to hereafter as the "Dean Witter Parties"), certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresenta-tion, various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. On December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice. The New York Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. On April 12, 1999, the defendants also filed a motion in the California action to oppose certification by the court of the class in the California litigation. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Partnership registered 3,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on November 6, 1998 (SEC File Number 333-60115).

The offering commenced February 26, 1999 (the "Initial Offer-ing"). In addition to the Initial Offering, Units are being sold at monthly closings as of the last day of each month at a price equal to 100% of the Net Asset Value of a Unit as of the date of such monthly closing. The managing underwriter is DWR.

The aggregate price of the offering amount registered was $30,000,000 (based upon the initial offering price of $10.00 per Unit.

Through March 31, 1999, 653,909.889 Units were sold, leaving 2,346,090.111 Units unsold as of March 31, 1999. The aggregate price of the Units sold through March 31, 1999 was $6,360,222.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Investment Programs, Use of Proceeds and Trading Policies" section of the prospectus included as part of the Registration Statement.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
(A)         Exhibits
ITEM

3.01 Form of Limited Partnership Agreement of the Partner-ship, dated as of November 6, 1998, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated November 6, 1998, filed with the securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on November 12, 1998.

3.02 Certificate of Limited Partnership, dated July 15, 1998, is filed herewith.

10.01 Management Agreement, dated as of November 6, 1998, among the Partnership, Demeter Management Corporation, and Graham Capital Management L.P. is filed herewith.

10.02 Customer Agreement, dated as of November 6, 1998, between the Partnership and Dean Witter Reynolds Inc. is filed herewith.

10.03 Customer Agreement, dated as of November 6, 1998, among the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is filed herewith.

10.04       International  foreign  Exchange  Master  Agreement,   dated  as  of
            November 6, 1998, between the Partnership and Carr Futures, Inc. is filed herewith.

10.05 Subscription and Exchange Agreement and Power of Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated November 6, 1998, filed with the Securities and Exchange commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on November 12, 1998.

10.06 Escrow Agreement, dated November 6, 1998, among the Partnership, Demeter Management Corporation, Dean Witter Reynolds Inc., and Chemical Bank is filed herewith.

(B)         Reports on Form 8-K. - None

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Morgan Stanley Dean Witter Charter
                                          Graham L.P. (Registrant)

                                          By: Demeter Management Corporation
                                                    (General Partner)

May 14, 1999                              By:  /S/ LEWIS A. RAIBLEY, III
                                              ---------------------------------
                                                   Lewis A. Raibley, III
                                                   Director and Chief Financial
                                                    Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.