Form 10-Q
period 1999-06-30
MORGAN STANLEY DEAN WITTER CHARTER GRAHM LP
filed 1999-08-13
CIK 1066656

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended June 30, 1999 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-25603

             MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-4018068
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY        10048
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code (212) 392-5454


_________________________________________________________________
_
(Former name, former address, and former fiscal year, if changed since last report)


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

                        June 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statement of Financial Condition June 30, 1999
     (Unaudited)............................................... 2

     Statement of Operations for the Quarter Ended
     June 30,1999 (Unaudited).................................. 3

     Statement of Operations for the Period from
     March 1, 1999 (commencement of operations) to
     June 30, 1999 ............................................ 4

     Statement of Changes in Partners' Capital for the
        Period from March 1, 1999 (commencement of operations)
                   to           June           30,           1999
     (Unaudited).............................. 5

     Statement of Cash Flows for the Period from March 1,
     1999 (commencement of operations) to June 30, 1999
     (Unaudited)................................................6

        Notes to Financial Statements (Unaudited)...............7-
     15

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......16-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ........................................22-34

Part II. OTHER INFORMATION

Item 1  Legal Proceedings...................................   35

Item 2. Change in Securities and Use of Proceeds.............  35

Item 6. Exhibits and Reports on Form 8-K.....................  36




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                STATEMENT OF FINANCIAL CONDITION


                                                        June 30,
                                                          1999
                                                            $
                                                        (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                                                        9,64
 8,268                               Net unrealized gain on  open
 contracts                                        439,803

                   Total              Trading              Equity
10,088,071

Subscriptions     receivable                            1,354,199
Interest receivable (DWR and Carr)                    30,462
      Total Assets                             11,472,732

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Accrued             brokerage             fee              (DWR)
 54,972                              Accrued management fee             15,706
      Total Liabilities                                                 70,678

Partners' Capital

        Limited       Partners       (1,170,822.935        Units)
11,261,387
 General Partner (14,624.862 Units)                140,667
 Total Partners' Capital                       11,402,054
 Total Liabilities and Partners' Capital      11,472,732

NET ASSET VALUE PER UNIT                                9.62

          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)







For the
                                          Quarter Ended
                                         June 30, 1999
                                                         $
REVENUES
 Trading profit:
    Realized                                     1,028
    Net change in unrealized                  499,211

      Total Trading Results                  500,239

 Interest Income (DWR and Carr)                70,256

      Total Revenues                           570,495

EXPENSES

 Brokerage fees (DWR)                         138,751
 Management fee                                39,643

      Total Expenses                          178,394

NET INCOME                                    392,101


NET INCOME ALLOCATION

 Limited Partners                            386,624
                          General                         Partner
5,477

NET INCOME PER UNIT

     Limited    Partners                                      .42
General Partner                                     .42



          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)





For the

Period from
                                        March 1, 1999
                                        (commencement
                                      of operations) to
                                         June 30, 1999
                                                         $
REVENUES
 Trading profit (loss):
    Realized                                (271,605)
    Net change in unrealized                  439,803

      Total Trading Results                   168,198

 Interest Income (DWR and Carr)                85,163

      Total Revenues                          253,361

EXPENSES

 Brokerage fees (DWR)                         164,203
 Management fee                                46,915

      Total Expenses                          211,118

NET INCOME                                      42,243


NET INCOME ALLOCATION

 Limited Partners                             41,576
                          General                         Partner
667

NET LOSS PER UNIT

                         Limited                         Partners
(.38)
                          General                         Partner
(.38)





          The accompanying notes are an integral part of these financial statements.

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM  L.P.
           STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               For the Period from March 1, 1999
                 (commencement of operations) to
                          June 30, 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
  Initial Offering    436,313.664          $4,303,136            $60,000
$4,363,136

Offering of Units     749,134.133                   6,916,675     80,000
6,996,675

Net Income             -                         41,576                  667
42,243

Partners' Capital,
 June 30, 1999     1,185,447.797           $11,261,387           $140,667
$11,402,054


















           The accompanying notes are an integral part of these financial statements.

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                    STATEMENT OF CASH FLOWS
                           (Unaudited)







                                                For the
                                              Period from
                                            March 1, 1999
                                            (commencement
                                           of operations) to

June 30, 1999

$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          42,243
Noncash item included in net income:
    Net change in unrealized                    (439,803)

Increase in operating assets:
          Interest      receivable      (DWR      and       Carr)
(30,462)

Increase in operating liabilities:
    Accrued brokerage fee (DWR)                     54,972
    Accrued management fee                         15,706

Net cash used for operating activities          (357,344)

CASH FLOWS FROM FINANCING ACTIVITIES

 Initial offering                                     4,363,136
 Offering of units                              6,996,675
        Increase        in        subscriptions        receivable
(1,354,199)

Net cash provided by financing activities    10,005,612

Net                increase                in                cash
9,648,268

Balance at beginning of period                         -

Balance           at           end           of            period
9,648,268


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

Witter Charter Graham L.P. (the "Partnership").


1. Summary of Significant Accounting Policies

Organization - Morgan Stanley Dean Witter Charter Graham L.P.  is

a  limited  partnership  organized to  engage  primarily  in  the speculative trading of futures and forward contracts, options  on

futures   contracts  and  on  physical  commodities,  and   other

commodity  interests,  including  foreign  currencies,  financial

instruments,    metals,   energy   and   agricultural    products

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

("Trading Advisor"), is the trading advisor to the Partnership.

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



Net  Income  (Loss)  per  Unit - Net income  (loss)  per  Limited

Partnership  Interest ("Unit(s)") is computed using the  weighted average number of units outstanding during the period.



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

         MORGAN STANELY DEAN WITTER CHARTER GRAHAM L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Management Fee - The Partnership pays the Trading Advisor a flat-

rate  monthly fee of 1/12 of 2% of the Net Assets managed by  the

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



Distributions  -  Distributions, other  than  on  redemptions  of

Units,  are  made on a pro-rata basis at the sole  discretion  of

Demeter.  No distributions have been made to date.

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




Continuing Offering - Units are offered at a price equal to  100%

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



Exchanges - On the last day of the first month, which occurs more than six months after a person first becomes a Limited Partner in the Partnership, and at the end of each month thereafter, Limited

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

The  Partnership  pays a brokerage fee to DWR also  described  in

Note 1.



3.  Financial Instruments

The  Partnership  trades futures and forward contracts,  physical commodities  and  other  commodity interests,  including  foreign

currencies,   financial   instruments,   metals,    energy    and

agricultural products.  Futures and forwards represent  contracts for  delayed  delivery of an instrument at a specified  date  and

price.   Risk arises from changes in the value of these contracts

and  the  potential inability of counterparties to perform  under the terms

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including interest rate volatility.



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership  elected  to adopt the provisions  of  SFAS  No.  133

beginning with the quarter that ended March 31, 1999.   SFAS  No.

133  supersedes  SFAS  No. 119 and No. 105,  which  required  the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the Statement of Financial Condition and totaled $439,803 at June

30, 1999.



Of the $439,803 net unrealized gain on open contracts at June 30,

1999,  $414,822 related to exchange-traded futures contracts  and

$24,981   related   to   off-exchange-traded   forward   currency

contracts.

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




Exchange-traded futures contracts held by the Partnership at June

30,   1999  mature  through  December  2000.  Off-exchange-traded forward  currency contracts held by the Partnership at  June  30,

1999 mature through September 1999.



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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the aggregate, totaled $10,063,090 at June 30, 1999.

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




With  respect  to  the Partnership's off-exchange-traded  forward currency  contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net  unrealized  gain  on open forward contracts  be  segregated.

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



Capital  Resources. The Partnership does not have,  nor  does  it

expect   to   have,  any  capital  assets.   Future  redemptions,

exchanges and sales of additional Units will affect the amount of funds available for investment in futures interests in subsequent

periods.   Since they are at the discretion of Limited  Partners,

it  is  not  possible to estimate the amount and  therefore,  the impact  of  future redemptions, exchanges or sales of  additional

Units.



Results of Operations

For the Quarter and Four Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $570,495  and posted  an  increase  in  Net Asset  Value  per  Unit.  The  most significant gains were recorded during June from short  positions in  European  interest  rate futures as prices  declined  due  to dampened  sentiment  regarding the European  Monetary  Union  and fears of an interest rate hike in the U.S.  Additional gains were recorded from short positions in U.S. interest rate futures as domestic bond prices declined during May and June due primarily to  fears  of  a tighter Federal Reserve monetary policy  and  an interest  rate  hike  in  the  U.S.  In  energies,  profits  were recorded  from long positions in crude oil futures as oil  prices climbed  higher during April and June amid declining  inventories and  growing  global demand.  Additional gains were  recorded  in this market complex from long positions in natural gas futures as prices moved higher during April as storage reports showed supply

stocks  within  market  expectations.   In  global  stock   index

futures, profits were recorded during June from long positions in

Nikkei  Index futures as Japanese equity prices rose in  response to  encouraging economic data out of Japan.  Smaller  gains  were recorded  from  short  cocoa futures positions  as  cocoa  prices declined to a 5 1/2-year low during April in reaction to reports  of a  supply surplus, declining demand and a promising West  African crop.  In currencies, gains from short positions in the euro  and

Swiss franc, as the value of these currencies declined throughout the  quarter, more than offset losses recorded during  June  from short  positions  in  the South African rand  and  Japanese  yen.

These gains were partially offset by losses incurred during  late

May  and  early  June  in  livestock from  short  cattle  futures positions  as  prices  increased on firm boxed  beef  prices  and stronger-than-expected demand.  Smaller losses experienced in the metals  markets  during  May from long positions  in  base  metal futures,  as  prices reversed lower amid large supplies  and  low demand, more than offset profits recorded from short positions in gold futures, as gold prices plummeted during May and June in anticipation of the British Treasury's July auction. Total expenses  for the three months ended June 30, 1999 were $178,394,

resulting  in  net  income of $392,101.   The  value  of  a  Unit

increased from $9.20 at March 31, 1999 to $9.62 at June 30, 1999.



For the period from March 1, 1999 (commencement of operations) to

June  30,  1999, the Partnership recorded total trading  revenues including interest income of $253,361 and, after expenses, posted a  decrease in Net Asset Value per Unit. The most significant net trading  losses  were recorded during March in  the  agricultural markets from short corn futures positions as prices moved  higher in  a  technical and seasonally driven rally, as well as  from  a

lack   of  heavy  producer  selling.   In  metals,  losses   were

experienced from long positions in base metal futures  as  prices reversed lower during May amid abundant supplies and weak demand.

Losses were also incurred from short cattle futures positions  as prices  increased during late May and early June  on  firm  boxed beef  prices  and stronger-than-expected demand.  In  currencies,

losses were recorded from short positions in the Japanese yen  as the  value of the yen strengthened versus the U.S. dollar  during

mid-June  on  optimism regarding the Japanese  economy.   Smaller

currency  losses  were  incurred from short  South  African  rand positions  as the value of the rand also strengthened versus  the dollar  during  June  as  nervousness  about  the  South  African election assuaged.  These losses were mitigated by gains recorded from  short positions in European interest rate futures as prices declined  during  June  due to dampened sentiment  regarding  the

European Monetary Union and fears of an interest rate hike in the

U.S.  Additional gains were recorded from short positions in U.S.

interest rate futures as domestic bond prices declined during May and  June  due  primarily to fears of a tighter  Federal  Reserve

monetary  policy  and  an interest rate  hike  in  the  U.S.   In

energies, profits were recorded from long positions in crude  oil futures  as oil prices climbed higher during April and June  amid declining  inventories and growing global demand.  Smaller  gains were  recorded  during June from long positions in  Nikkei  Index futures as Japanese equity prices rose in response to encouraging economic  data out of Japan.  Total expenses for the period  from

March 1, 1999 (commencement of operations) to June 30, 1999  were

$211,118,  resulting in net income of $42,243.  The  value  of  a

Unit  decreased  from  $10.00 at March 1, 1999  (commencement  of operations) to $9.62 at June 30, 1999.



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

Litigation  Reform Act of 1995 (set forth in Section 27A  of  the

Securities Act of 1933 and Section 21E of the Securities Exchange

Act  of 1934).  All quantitative disclosures in this section  are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in the fair value  of  the Partnership's open positions is directly reflected in  the  Partnership's earnings, whether realized or  unrealized,

and  the  Partnership's cash flow, as profits and losses on  open positions of exchange-traded futures interests are settled  daily through variation margin.



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


The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net Assets by market category as of June 30, 1999. As of June 30, 1999, the

Partnership's total capitalization was approximately $11 million.

      Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Interest Rate                  (3.74)%

     Currency                       (2.76)

     Equity                         (0.25)

      Commodity                          (0.84)

      Aggregate Value at Risk       (4.71)%


Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open

positions   at  June  30,  1999  only  and  is  not   necessarily

representative  of  either the historic  or  future  risk  of  an investment in the Partnership. As the Partnership's sole business is  the  speculative trading of primarily futures interests,  the composition  of  its  portfolio  of  open  positions  can  change significantly over any given time period or even within a  single

trading  day.   Such changes in open positions  could  materially

impact  market  risk  as  measured by VaR  either  positively  or negatively.


The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of total

Net  Assets for the two quarterly reporting periods at March  31,

1999 and at June 30, 1999.

Primary Market Risk Category       High      Low       Average

Interest Rate                     (3.74)%    (1.08)%    (2.41)%

Currency                          (2.76)     (1.27)     (2.02)

Equity                            (0.27)     (0.25)     (0.26)

Commodity                         (0.84)     (0.67)     (0.76)

Aggregate Value at Risk           (4.71)%    (1.83)%    (3.27)%


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



The foregoing VaR tables present the results of the Partnership's

VaR for each of the Partnership's market risk exposures and on an aggregate  basis  at June 30, 1999 and for the  end  of  the  two quarterly  reporting periods at March 31, 1999 and  at  June  30,

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

Partnership  also maintains a substantial portion  (approximately

67%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.



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

Demeter  and the Trading Advisor for managing such exposures  are subject  to numerous uncertainties, contingencies and risks,  any one  of which could cause the actual results of the Partnership's risk  controls to differ materially from the objectives  of  such

strategies.   Government  interventions,  defaults   and   expro-

priations,   illiquid   markets,  the   emergence   of   dominant

fundamental  factors, political upheavals, changes in  historical price  relationships,  an  influx  of  new  market  participants,

increased  regulation  and many other  factors  could  result  in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

Investors  must be prepared to lose all or substantially  all  of their investment in the Partnership.



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

      Interest Rate. The primary market exposure in the  Partner-

ship  is in the interest rate sector.  Exposure was spread across the  U.S.,  British, Australian, Japanese and  European  interest rate  sectors.  Interest rate movements directly affect the price of  the  sovereign bond futures positions held by the Partnership and  indirectly affect the value of its stock index and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that G-7 and Australian interest rates  will  remain the  primary  interest rate exposure of the Partnership  for  the foreseeable  future.  The changes in interest rates,  which  have the most effect on the Partnership, are changes in long-term,  as opposed  to  short-term, rates.  Most of the speculative  futures positions held by the Partnership are in medium-to-long term instruments. Consequently, even a material change in short-term rates  would  have  little effect on the  Partnership,  were  the medium-to-long term rates to remain steady.

      Currency.  The second largest market exposure at  June  30,

1999  was  in  the currency complex.  The Partnership's  currency exposure is to exchange rate fluctuations, primarily fluctuations

which   disrupt  the  historical  pricing  relationships  between

different  currencies and currency pairs.  Interest rate  changes as  well  as political and general economic conditions  influence these fluctuations.  The Partnership trades in a large number  of currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the second quarter of

1999, the Partnership's major exposures were in the Euro currency crosses  and outright U.S. dollar positions.  (Outright positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include the major and minor currencies).  Demeter does not  anticipate  that  the  risk  profile  of  the  Partnership's

currency  sector  will change significantly in the  future.   The

currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing Value at Risk in a functional  currency other than dollars.

      Equity. The primary equity exposure is to price risk in the

G-7 countries.  The stock index futures traded by the Partnership

are  by law limited to futures on broadly based indices.   As  of

June 30, 1999, the Partnership's primary exposures were in the

Nikkei   (Japan)  and  CAC  40  (France)  stock   indices.    The

Partnership  is  primarily exposed to the risk of  adverse  price trends  or  static  markets in the U.S.,  European  and  Japanese

indices.   (Static markets would not cause major  market  changes

but  would  make it difficult for the Partnership to avoid  being

"whipsawed" into numerous small losses).

     Commodity.

     Metals.    The Partnership's primary metals market  exposure

is  to  fluctuations in the price of gold.  Although the  Trading

Advisor  will,  from  time to time, trade  base  metals  such  as aluminum,  copper and nickel, the principal market  exposures  of the  Partnership  are  expected to  be  in  precious  metals.  In general,  gold trading has been increasingly limited due  to  the long-lasting and mainly non-volatile decline in the price of gold over  the  last 10-15 years.  Demeter anticipates that gold  will remain the primary metals market exposure for the Partnership.

     Energy.  On June 30, 1999, the Partnership's energy exposure was  shared  by  futures contracts in the  oil  and  natural  gas

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other economic  fundamentals.  As oil prices have  broken  out  of  low price  ranges  achieved in 1998, it is possible  that  volatility will  increase as well.  Significant profits and losses have been and  are  expected to continue to be experienced in this  market.

Natural gas, also a primary energy market exposure, has exhibited more volatility than the oil markets on an intra-day and daily basis and is expected to continue in this choppy pattern.

     Soft  Commodities and Agriculturals. On June 30,  1999,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was

in   the   livestock  and  cotton  markets.   Supply  and  demand

inequalities,  severe weather disruption and market  expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances are in euros, Canadian dollars, Mexican  pesos and  Swiss francs.  The Partnership controls the non-trading risk of  these  balances by regularly converting these  balances  back into dollars upon liquidation of the respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which  the Partnership and the  Trading  Advisor,

severally,  attempt to manage the risk of the Partnership's  open positions  are  essentially the same  in  all  market  categories traded.  Demeter  attempts  to manage  the  Partnership's  market exposure  by  (i)  diversifying the  Partnership's  assets  among different  market  sectors  and  trading  approaches,  and  (ii),

monitoring the performance of the Trading Advisor on a daily
basis.   In  addition,  the Trading Advisor establishes  diversi-

fication guidelines, often set in terms of the maximum margin  to be  committed  to  positions in any one market sector  or  market sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instruments,  cash,  which  is  the  only   Partnership

investment directed by Demeter, rather than the Trading Advisor.

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's March 31, 1999 Form 10-Q:



With   respect   to  the  plaintiff's  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The   Partnership  registered  3,000,000  Units  pursuant  to   a

Registration  Statement on Form S-1, which  became  effective  on

November  6,  1998  (SEC  File Number 333-60115).   The  managing

underwriter is DWR.



Through  June  30, 1999, 1,170,822.935 Units were  sold,  leaving

1,829,177.065  Units unsold as of June 30, 1999.   The  aggregate

price of the Units sold through June 30, 1999 was $11,219,811.



Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership for use in accordance with  the  "Investment

Programs,  Use of Proceeds and Trading Policies" section  of  the prospectus included as part of the Registration Statement.

Item 6.   Exhibits and Reports on Form 8-K

(A)       Exhibits - None.

(B)       Reports on Form 8-K. - None.

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


                            Morgan Stanley Dean Witter Charter
                            Graham L.P. (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

August 13, 1999             By:  /s/ Lewis A. Raibley, III
                                     Lewis A. Raibley, III
                                     Director and Chief Financial
                                      Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.