Form 10-Q
period 1999-09-30
MORGAN STANLEY DEAN WITTER CHARTER GRAHM LP
filed 1999-11-15
CIK 1066656

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended September 30, 1999 or

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

                     September 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statement of Financial Condition September 30, 1999
     (Unaudited)............................................... 2

     Statement of Operations for the Quarter Ended
     September 30,1999 (Unaudited)............................. 3

     Statement of Operations for the Period from
     March 1, 1999 (commencement of operations) to
             September         30,        1999        (Unaudited)
 .............................4

     Statement of Changes in Partners' Capital for the
        Period from March 1, 1999 (commencement of operations)
                 to          September          30,          1999
     (Unaudited)......................... 5

     Statement of Cash Flows for the Period from March 1,
     1999 (commencement of operations) to September 30, 1999
     (Unaudited)................................................6

        Notes to Financial Statements (Unaudited)...............7-
     15

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......16-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ........................................22-34

Part II. OTHER INFORMATION

Item 1  Legal Proceedings..................................... 35

Item 2. Change in Securities and Use of Proceeds............35-36

Item 6. Exhibits and Reports on Form 8-K...................... 36








                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                STATEMENT OF FINANCIAL CONDITION

                                                      September 30,
                                                          1999
                                                            $
                                                        (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash
 16,149,113
 Net       unrealized      gain      on      open       contracts
 705,148
                   Total              Trading              Equity
16,854,261

Subscriptions                                          receivable
866,159
Interest         receivable        (DWR         and         Carr)
60,067
                              Total                        Assets
17,780,487

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Accrued             brokerage             fee              (DWR)
 96,689
 Redemptions                                              payable
 42,872
 Accrued                      management                      fee
 27,626

                           Total                      Liabilities
167,187

Partners' Capital

        Limited       Partners       (1,752,093.538        Units)
17,405,946
         General        Partner        (20,872.355         Units)
207,354
               Total               Partners'              Capital
17,613,300
      Total      Liabilities      and      Partners'      Capital
17,780,487

NET            ASSET           VALUE           PER           UNIT
9.93


          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)







For the
                                          Quarter Ended
                                       September 30, 1999
                                                         $
REVENUES
 Trading profit:
    Realized                                 499,551
    Net change in unrealized                  265,345

      Total Trading Results                  764,896

 Interest Income (DWR and Carr)              146,592

                             Total                       Revenues
911,488

EXPENSES

 Brokerage fees (DWR)                        247,317
                          Management                          fee
70,662

                             Total                       Expenses
317,979

NET                                                        INCOME

593,509


NET INCOME ALLOCATION

 Limited Partners                           586,822
                          General                         Partner
6,687

NET INCOME PER UNIT

     Limited    Partners                                      .31
General Partner                                    .31



          The accompanying notes are an integral part of these financial statements.


        MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)





For the

Period from
                                        March 1, 1999
                                        (commencement
                                      of operations) to
                                       September 30, 1999
                                                         $
REVENUES
 Trading profit:
    Realized                                 227,946
              Net          change          in          unrealized
705,148

      Total Trading Results                   933,094

 Interest Income (DWR and Carr)              231,755

                             Total                       Revenues
1,164,849

EXPENSES

 Brokerage fees (DWR)                         411,520
                          Management                          fee
117,577

                             Total                       Expenses
529,097

NET                                                        INCOME

635,752


NET INCOME ALLOCATION

                         Limited                         Partners
628,398
                          General                         Partner
7,354

NET LOSS PER UNIT

                         Limited                         Partners
(.07)
                          General                         Partner
(.07)




          The accompanying notes are an integral part of these financial statements.

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM  L.P.
           STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               For the Period from March 1, 1999
                 (commencement of operations) to
                       September 30, 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
  Initial Offering    436,313.664          $4,303,136            $60,000
$4,363,136

Offering of Units   1,345,887.011          12,564,328            140,000
12,704,328

Net Income             -                     628,398     7,354        635,752

Redemptions           (9,234.782)               (89,916)                -
(89,916)

Partners' Capital,
 September 30, 1999  1,772,965.893         $17,405,946           $207,354
$17,613,300























           The accompanying notes are an integral part of these financial statements.

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                    STATEMENT OF CASH FLOWS
                           (Unaudited)

                                                For the
                                              Period from
                                            March 1, 1999
                                            (commencement
                                           of operations) to

September 30, 1999

$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        635,752
Noncash item included in net income:
    Net change in unrealized                    (705,148)

Increase in operating assets:
          Interest      receivable      (DWR      and       Carr)
(60,067)

Increase in operating liabilities:
    Accrued brokerage fee (DWR)                    96,689
                 Accrued              management              fee
27,626

Net       cash       used      for      operating      activities
(5,148)

CASH FLOWS FROM FINANCING ACTIVITIES

                         Initial                         offering
4,363,136
                 Offering                of                 units
12,704,328
        Increase        in        subscriptions        receivable
(866,159)
          Increase         in         redemptions         payable
42,872
                Redemptions               of                units
(89,916)

Net      cash      provided      by     financing      activities
16,154,261

Net                increase                in                cash
16,149,113

Balance          at         beginning          of          period
-

Balance           at           end           of            period
16,149,113








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

Partnership  elected  to adopt the provisions  of  SFAS  No.  133

beginning   with   its   first  calendar  quarter-end   financial

statements  dated March 31, 1999.  SFAS No.  133 supersedes  SFAS

No.  119  and No. 105, which required the disclosure  of  average aggregate fair values and contract/notional values, respectively,

of  derivative financial instruments for an entity which  carries its  assets at fair value.  The application of SFAS No. 133  does not  have  a  significant  effect on the Partnership's  financial statements.


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statement  of  Financial Condition and totaled  $705,148  at

September 30, 1999.



Of  the  $705,148  net  unrealized  gain  on  open  contracts  at

September  30, 1999, $275,460 related to exchange-traded  futures contracts

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


and  $429,688  related  to off-exchange-traded  forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1999 mature through March 2001. Off-exchange-traded forward  currency contracts held by the Partnership at  September

30, 1999 mature through December 1999.



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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the aggregate, totaled $16,424,573 at September 30, 1999.

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

Units.



Results of Operations

For the Quarter and the Period Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$911,488 and posted an increase in Net Asset Value per Unit.  The most  significant gains were recorded during August and September from  long positions in the Japanese yen as the value of the  yen strengthened  versus the U.S. dollar and other major  currencies,

despite  an  intervention by the Bank of Japan on  September  10.

The yen's strength during the quarter was attributed primarily to confidence in Japan's economic recovery. Smaller currency gains were recorded from long positions in the Mexican peso as the value  of  the peso increased versus the U.S. dollar during  July and  August  as  a result of renewed confidence  in  the  Mexican economy  and  a sovereign bond rating upgrade.  Additional  gains were  recorded in the metals markets during August and  September from  long  positions in base metal futures as  prices  in  these markets increased due to increased demand from Asia and a decline in  global supplies.  Smaller profits were recorded in the energy markets  from long positions in crude oil futures as  oil  prices climbed  higher  during August and September due to  a  perceived tightness  in  the  gasoline market and an announcement  by  OPEC ministers  stating that they would continue to adhere to  agreed-

upon output cuts through the first quarter of 2000.  A portion of the  Partnership's overall gains for the quarter  was  offset  by losses  incurred from short positions in Japanese  interest  rate futures  during  July as prices increased amid  investors'  fears

that   the  strong  yen  might  slowdown  that  nation's  budding recovery.  Losses were also incurred from long positions in  U.S.

stock  index  futures as domestic equity prices  declined  during late  July  due to increased inflationary concerns after  Federal

Reserve  Chairman  Greenspan said that the U.S.  economy  may  be growing  fast  enough  to  warrant another  interest  rate  hike.

Smaller  losses were experienced from short positions  in  German stock  index futures during August as prices increased due  to  a temporary  upward  move in U.S. stock prices during  that  month.

Total expenses for the three months ended September 30, 1999 were

$317,979, resulting in net income of $593,509.  The value of a

Unit  increased from $9.62 at June 30, 1999 to $9.93 at September

30, 1999.



For the period from March 1, 1999 (commencement of operations) to

September  30,  1999,  the  Partnership  recorded  total  trading revenues including interest income of $1,164,849 and posted a net decrease in Net Asset Value per Unit. The most significant losses were recorded from long positions in U.S. stock index futures  as domestic  stock prices declined during late July due to increased

inflationary   concerns  after  Federal  Reserve  Chairman   Alan

Greenspan  said that the U.S. economy may be growing fast  enough

to  warrant  another  interest rate hike.   Smaller  losses  were

experienced  from short positions in German stock  index  futures during August as prices increased due to a temporary upward  move in  U.S.  stock  prices during that month.  In  the  agricultural markets,  losses  were  incurred during  March  from  short  corn futures  positions  as prices moved higher  in  a  technical  and seasonally  driven  rally, as well as a lack  of  heavy  producer selling.  These losses were mitigated by profits recorded in  the currency markets from long positions in the Japanese yen  as  the value  of  the yen strengthened versus the U.S. dollar and  other major  currencies  due to renewed confidence in Japan's  economic recovery.  Additional profits were recorded during May  and  June from  short positions in gold futures as gold prices fell sharply

in  anticipation of the British Treasury's July  auction.   Gains

were also recorded in this market complex from long positions in base metal futures as prices in these markets increased during

August and September amid an increase in demand and a decrease in

supplies.   Smaller  gains were recorded in  energies  from  long

positions  in  crude  oil futures as oil  prices  climbed  higher during  April,  June,  August and September  amid  tightening  of supply  and growing global demand.  Total expenses for the period from March 1, 1999 (commencement of operations) to September  30,

1999  were  $529,097, resulting in net income of  $635,752.   The

value  of  a  Unit  decreased  from  $10.00  at  March  1,   1999

(commencement of operations) to $9.93 at September 30, 1999.  The

Net  Asset Value per Unit decreased despite the Partnership's net profit for the period because of an influx of subscriptions after net losses were recorded for earlier interim periods.



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



Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

Introduction

The  Partnership  is a commodity pool engaged  primarily  in  the speculative  trading of futures interests.  The  market-sensitive instruments  held  by  the Partnership are  acquired  solely  for

speculative   trading  purposes  and,  as  a   result,   all   or

substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is integral, not incidental, to  the

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

Partnership's experience to date and/or any reasonable expectation premised upon historical changes in the fair value of its market-sensitive instruments.


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


The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net Assets by market category as of September 30, 1999. As of September 30,

1999,  the  Partnership's total capitalization was  approximately

$18 million.

      Primary Market           September 30, 1999
     Risk Category              Value at Risk

     Currency                       (1.55)%

     Interest Rate                  (2.51)

     Equity                         (0.39)

      Commodity                          (0.87)

      Aggregate Value at Risk       (3.05)%


Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 1999 only and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an investment in the Partnership. As the Partnership's sole business is  the  speculative trading of primarily futures interests,  the composition  of  its  portfolio  of  open  positions  can  change significantly over any given time period or even within a  single

trading  day.   Such changes in open positions  could  materially

impact  market  risk  as  measured by VaR  either  positively  or negatively.


The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of total

Net  Assets for the three calendar quarter reporting periods from

March 1999 through September 30, 1999.

Primary Market Risk Category        High      Low      Average

Currency                           (2.76)%   (1.27)%   (1.86)%

Interest Rate                      (3.74)    (1.08)    (2.44)

Equity                             (0.39)    (0.25)    (0.30)

Commodity                          (0.87)    (0.67)    (0.80)

Aggregate Value at Risk            (4.71)%   (1.83)%   (3.20)%


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



The foregoing VaR tables present the results of the Partnership's

VaR for each of the Partnership's market risk exposures and on an aggregate  basis at September 30, 1999 and for  the  end  of  the three  calendar  quarter reporting periods  from  March  1,  1999 through  September  30, 1999. Since VaR is  based  on  historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage and monitor risk  and there can be no assurance that the Partnership's actual losses  on  a  particular  day will not exceed  the  VaR  amounts indicated or that such losses will not occur more than 1  in  100 trading days.


Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well

as  any  market  risk  they may represent, are  immaterial.   The

Partnership  also maintains a substantial portion  (approximately

76%) of its available assets in cash at DWR. A decline in short-term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  the potential  losses caused by such movements, taking  into  account

the   leverage,  optionality  and  multiplier  features  of   the

Partnership's market-sensitive instruments.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 1999, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.

      Currency. The primary market exposure in the Partnership at

September 30, 1999 was in the currency sector.  The Partnership's currency  exposure  is  to exchange rate fluctuations,  primarily fluctuations  which disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies, including cross-rates -  i.e.,  positions between two currencies other than the U.S. dollar.  For the third quarter  of 1999, the Partnership's major exposures were  in  the

euro   currency  crosses  and  outright  U.S.  dollar  positions.

(Outright  positions  consist  of  the  U.S.  dollar  vs.   other

currencies.  These other currencies include the major  and  minor

currencies).   Demeter does not anticipate that the risk  profile

of the Partnership's currency sector will change significantly in

the  future.   The  currency trading VaR figure includes  foreign

margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based  Partnership  in  expressing  VaR  in  a  functional currency other than dollars.

      Interest  Rate.  The  second largest market  exposure  this quarter  is  in the interest rate complex.  Exposure  was  spread across the U.S., Australian, Japanese and European interest  rate

sectors.   Interest rate movements directly affect the  price  of

the  sovereign bond futures positions held by the Partnership and indirectly  affect  the  value of its stock  index  and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that G-7 and Australian interest rates  will  remain the  primary  interest rate exposure of the Partnership  for  the foreseeable  future.  The changes in interest rates,  which  have the most effect on the Partnership, are changes in long-term,  as opposed  to  short-term, rates.  Most of the speculative  futures positions  held by the Partnership are in medium -  to  long-term instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium- to long-term rates to remain steady.

     Equity.  The primary equity exposure is to equity price risk in the G-7 countries.  The stock index futures traded by the

Partnership  are  by  law  limited to  futures  on  broadly-based

indices.   As  of  September 30, 1999, the Partnership's  primary

exposures were in the DAX (Germany), IBEX 35 (Spain) and the  FT-

SE  100  (Britain) stock indices.  The Partnership  is  primarily exposed to the risk of adverse price trends or static markets  in the  U.S., European and Japanese indices.  (Static markets  would not  cause  major market changes but would make it difficult  for the  Partnership to avoid being "whipsawed" into  numerous  small losses).

     Commodity.

     Metals.   The  Partnership's metals market  exposure  is  to

fluctuations  in  the  price of base and  precious  metals.   The

Partnership aims to equally weight market exposure in  metals  as

much   as  possible,  however  base  metals,  during  period   of

volatility,  will affect performance more dramatically  than  the precious  metals markets.  A significant amount of  exposure  was evident  in  the  gold  market as the  price  of  gold  increased dramatically  following bullish comments by the European  Central

Bank.   Demeter anticipates that the base metals will remain  the

primary metals market exposure of the Partnership.

     Energy.   On  September  30, 1999, the Partnership's  energy

exposure  was shared by futures contracts in the oil and  natural

gas  markets.   Price  movements in  these  markets  result  from

political developments in the Middle East, weather patterns,  and other  economic fundamentals.  As oil prices have increased about

100%  this  year, and, given that the agreement by  OPEC  to  cut production  is  approaching  expiration  in  March  2000,  it  is

                                                         possible

that volatility will remain on the high end.  Significant profits and  losses  have  been  and  are  expected  to  continue  to  be experienced  in this market.  Natural gas, also a primary  energy market  exposure,  has  exhibited more volatility  than  the  oil markets  on  an  intra day and daily basis  and  is  expected  to continue in this choppy pattern.

     Soft  Commodities and Agriculturals.  On September 30, 1999,

the  Partnership  had  a reasonable amount  of  exposure  in  the

markets  that  comprise  these sectors.   All  of  the  exposure,

however,  was in the cocoa and corn markets.  Supply  and  demand inequalities,  severe weather disruption and market  expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency balances are in Singapore dollars, Japanese yen, Mexican pesos and South African rands.  The Partnership controls the non-

trading  risk  of  these balances by regularly  converting  these balances  back  into dollars upon liquidation of  the  respective positions.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which  the Partnership and  the  Trading  Advisor attempt to manage the risk of the Partnership's open positions are essentially the same in all market categories traded. Demeter attempts  to  manage  the Partnership's market  exposure  by  (i)

diversifying  the  Partnership's assets  among  different  market

sectors   and  trading  approaches,  and  (ii),  monitoring   the

performance  of  the  Trading  Advisor  on  a  daily  basis.   In

addition,   the   Trading  Advisor  establishes   diversification

guidelines,  often  set  in terms of the  maximum  margin  to  be committed  to  positions  in any one  market  sector  or  market-

sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisor.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's March 31, 1999 Form 10-Q:



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The   Partnership  registered  3,000,000  Units  pursuant  to   a

Registration  Statement on Form S-1, which  became  effective  on

November 6, 1998 (SEC File Number 333-60115).



The managing underwriter is DWR.



Through  September  30,  1999,  1,761,328.320  Units  were  sold,

leaving 1,238,671.680 Units unsold as of September 30, 1999.  The aggregate price of the Units sold through September 30, 1999  was

$16,867,464.

Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership for use in accordance with  the  "Investment

Programs,  Use of Proceeds and Trading Policies" section  of  the prospectus  included as part of the above-referenced Registration

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


                            Morgan Stanley Dean Witter Charter
                            Graham L.P. (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

November 12, 1999           By:  /s/ Lewis A. Raibley, III
                                     Lewis A. Raibley, III
                                     Director and Chief Financial
                                      Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.