Form 10-Q
period 2000-03-31
MORGAN STANLEY DEAN WITTER CHARTER GRAHM LP
filed 2000-05-15
CIK 1066656

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

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

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       March 31, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 2000
     (Unaudited) and December 31, 1999......................... 2

     Statements of Operations for the Quarter Ended March
     31, 2000 and the Period from March 1, 1999
     (commencement of operations) to March 31, 1999
     (Unaudited)............................................... 3

     Statements of Changes in Partners' Capital for the
        Quarter Ended March 31, 2000 and the Period from
        March 1, 1999 (commencement of operations) to
        March 31, 1999 (Unaudited)...............................
     4

     Statements of Cash Flows for the Quarter Ended March
     31, 2000 and the Period from March 1, 1999
     (commencement of operations) to March 31, 1999
     (Unaudited)...................... ........................ 5

        Notes to Financial Statements (Unaudited)...............6-
     11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......12-18

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ......................................  18-30


Part II. OTHER INFORMATION

Item 1  Legal Proceedings....................................  31

Item 2. Change in Securities and Use of Proceeds........... 31-32

Item 5. Other Information..................................... 32

Item 6. Exhibits and Reports on Form 8-K...................... 32

/table>


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                      March 31,    December 31,
                                        2000             1999
                                         $              $
                                    (Unaudited)

ASSETS

Equity in futures interests trading accounts:
 Cash                              20,834,112     19,067,800
 Net unrealized gain on open contracts   1,163,572                        1,070,531

      Total Trading Equity         21,997,684     20,138,331

Subscriptions receivable             2,124,792       811,200
Interest receivable (DWR and Carr)       92,049         78,774

                                  Total Assets    24,214,525        21,028,305


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Redemptions payable                1,553,574        228,143
 Accrued brokerage fee (DWR)          127,534        108,150
 Accrued management fee                36,438         30,900

      Total Liabilities            1,717,546         367,193

Partners' Capital

 Limited Partners (2,151,415.066 and
      1,984,358.367 Units, respectively)22,229,526   20,424,608
 General Partner (25,884.600 and
   22,977.618 Units, respectively)      267,453        236,504

 Total Partners' Capital          22,496,979      20,661,112

  Total  Liabilities and Partners' Capital   24,214,525      21,0
28,305


NET ASSET VALUE PER UNIT               10.33              10.29


          The accompanying notes are an integral part of these financial statements.


        MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




For the Period from

March 1, 1999

(commencement
For the Quarter            of operations) to

Ended March 31,                 March 31,
                                      2000              1999
                                        $            $
REVENUES
 Trading profit (loss):
      Realized                           288,062        (272,633)
 Net change in unrealized            93,041       (59,408)

      Total Trading Results          381,103    (332,041)

 Interest Income (DWR and Carr)      264,600       14,907
      Total Revenues                645,703     (317,134)

EXPENSES

 Brokerage fees (DWR)                373,422      25,452
 Management fee                      106,692         7,272
 Incentive fee                        89,338              -

      Total Expenses             569,452          32,724

NET INCOME (LOSS)                     76,251    (349,858)

NET INCOME (LOSS) ALLOCATION

 Limited Partners                     75,302    (345,048)
    General Partner                      949      (4,810)
NET INCOME (LOSS) PER UNIT

 Limited Partners                         .04          (.80)
 General Partner                          .04          (.80)






          The accompanying notes are an integral part of these financial statements.

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM  L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Quarter Ended March 31, 2000
                and the Period from March 1, 1999
         (commencement of operations) to March 31, 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                         Interest   Partners  Partner    Total
Partners' Capital,
  March 1, 1999
  Initial Offering    436,313.664          $4,303,136            $60,000
$4,363,136

Offering of Units     225,770.138                   2,057,085     20,000
2,077,085

Net                                                          Loss
-                    (345,048)                (4,810)                (349,858)

Partners' Capital,
 March 31, 1999      662,083.802           $6,015,173            $75,190
$6,090,363





Partners' Capital,
December                         31,                         1999
2,007,335.985                    $20,424,608 $236,504$20,661,112

Offering                         of                         Units
380,386.281             3,909,916    30,000 3,939,916

Net Income              -            75,302       949    76,251

Redemptions
(210,422.600)         (2,180,300)          -        (2,180,300)

Partners' Capital,
                  March                 31,                  2000
2,177,299.666         $22,229,526 $267,453 $22,496,979










           The accompanying notes are an integral part of these financial statements.

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


For the Period from

March 1, 1999

(commencement
For the Quarter              of operations) to

Ended March 31,                 March 31,
                                                             2000
1999
                                        $              $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income  (loss)                        76,251              (
349,858)
Noncash item included in net income (loss):
    Net change in unrealized         (93,041)             59,408
Increase in operating assets:
    Interest receivable (DWR and Carr)(13,275)           (14,907)
Increase in operating liabilities:
     Accrued brokerage fee (DWR)       19,384         25,452
Accrued management fee                  5,538          7,272

Net    cash    used   for   operating   activities        (5,143)
(272,633)

CASH FLOWS FROM FINANCING ACTIVITIES

   Initial  offering                       -                    4
,363,136
      Offering      of      Units                       3,939,916
2,077,085
        Increase     in    subscriptions    receivable(1,313,592)
(2,077,085)
 Increase in redemptions payable    1,325,431            -
      Redemptions      of      Units                  (2,180,300)
-

Net   cash   provided   by   financing   activities     1,771,455
4,363,136
Net   increase  in  cash                 1,766,312              4
,090,503
Balance     at     beginning     of     period         19,067,800
-
Balance           at           end           of            period
20,834,112                        4,090,503







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

Witter  Charter Graham L.P. (the "Partnership").   The  financial

statements  and  condensed  notes  herein  should  be   read   in

conjunction  with  the  Partnership's December  31,  1999  Annual

Report on form 10-K.


1.  Organization - Morgan Stanley Dean Witter Charter Graham L.P.

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

DWR  pays interest on these funds based on a rate equal  to  that earned  by  DWR  on  its  U.S.  Treasury  bill  investments.  The

Partnership pays a brokerage fee to DWR.



3.  Financial Instruments

The Partnership trades futures and forward contracts, options  on futures contracts and on physical commodities and other commodity interests,  including foreign currencies, financial  instruments,

metals,  energy and agricultural products.  Futures and  forwards represent  contracts for delayed delivery of an instrument  at  a specified date and price.  Risk arises from changes in the  value of  these contracts and the potential inability of counterparties to  perform under the terms of the contracts.  There are numerous factors  which  may significantly influence the market  value  of these contracts, including interest rate volatility.

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




In  June  1998, the Financial Accounting Standards Board ("FASB")

issued  Statement of Financial Accounting Standard  ("SFAS")  No.

133,   "Accounting   for  Derivative  Instruments   and   Hedging

Activities" effective for fiscal years beginning after  June  15,

1999.   In  June, 1999, the FASB issued SFAS No. 137, "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS no. 133," which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

June  15, 2000.  However, the Partnership had previously  elected to adopt the provisions of SFAS No. 133 beginning with the fiscal year  ended December 31, 1999.  SFAS No. 133 supersedes SFAS  No.

119  and  No.  105,  which  required the  disclosure  of  average aggregate fair values and contract/notional values, respectively,

of  derivative financial instruments for an entity which  carries its  assets at fair value.  The application of SFAS No. 133  does not  have  a  significant  effect on the Partnership's  financial statements.




The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $1,163,572 and

$1,070,531 at March 31, 2000 and December 31, 1999, respectively.

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




Of  the $1,163,572 net unrealized gain on open contracts at March

31,  2000,  $756,170 related to exchange-traded futures contracts and  $407,402  related  to off-exchange-traded  forward  currency contracts.



Of  the  $1,070,531  net unrealized gain  on  open  contracts  at

December 31, 1999, $1,133,461 related to exchange-traded  futures contracts  and  $(62,930) related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  2000  and December 31, 1999 mature through  September

2001  and  June  2001, respectively. Off-exchange-traded  forward currency contracts held by the Partnership at March 31, 2000  and

December  31,  1999  mature through July  2000  and  April  2000,

respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because DWR and Carr act  as the futures commission merchants or the counterparties with

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTIUED)




respect  to  most  of  the Partnership's assets.  Exchange-traded futures and futures-styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily basis. Each of DWR and Carr, as a futures commission merchant for the  Partnership's  exchange-traded  futures  and  futures-styled options contracts, are required, pursuant to regulations  of  the

Commodity Futures Trading Commission ("CFTC"), to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-

styled  options contracts, which funds, in the aggregate, totaled

$21,590,282  and $20,201,261 at March 31, 2000 and  December  31,

1999,  respectively.  With  respect  to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of  Carr,  the sole counterparty  on  all  of  such contracts,  to  perform. The partnership has a netting  agreement

with  Carr.   This  agreement which  seeks  to  reduce  both  the

Partnership's and Carr's exposure on off-exchange-traded forward

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




currency  contracts, should materially decrease the Partnership's credit  risk  in  the event of Carr's bankruptcy  or  insolvency.

Carr's  parent, Credit Agricole Indosuez, has guaranteed  to  the

Partnership  payment  of  the  net  liquidating  value   of   the

transactions  in  the Partnership's account with Carr  (including foreign currency contracts).

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for  the  Trading  Advisor,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose  is  to  trade in futures, forwards, and options,  it  is expected  that the Partnership will continue to own  such  liquid assets for margin purposes.



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



Capital  Resources. The Partnership does not have, or  expect  to have,  any capital assets.  Redemptions, exchanges and  sales  of additional  units of limited partnership interest ("Unit(s)")  in the  future  will  affect  the  amount  of  funds  available  for

investments  in futures interests in subsequent periods.   It  is

not possible to estimate the amount and therefore, the impact  of future redemptions of Units.

Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets.  The following presents  a summary  of  the Partnership's operations for the  quarter  ended

March   31,  2000  and  for  the  period  from  March   1,   1999

(commencement of operations) to March 31, 1999, respectively, and a  general  discussion  of  its trading  activities  during  each

period.   It  is  important to note, however,  that  the  Trading

Advisor  trades  in various markets at different times  and  that prior  activity  in a particular market does not mean  that  such market will be actively traded by the Trading Advisor or will  be profitable in the future. Consequently, the results of operations of  the  Partnership are difficult to discuss other than  in  the context of its Trading Advisor's trading activities on behalf  of the  Partnership are whole and how the Partnership has  performed in the past.



For the Quarter Ended March 31, 2000

For  the  quarter  ended March 31, 2000 the Partnership  recorded total trading revenues, including interest income of $645,703 and posted  an  increase  in  Net Asset  Value  per  Unit.  The  most significant  gains of approximately 3.8% were recorded  primarily during  January in the currency markets from short  positions  in the  euro  and  the Swiss franc as the value of these  currencies weakened versus the U.S. dollar hurt by skepticism about Europe's economic outlook and lack of public support for the economy from

European   officials.    In   the  energy   markets,   gains   of

approximately  1.8% were recorded during January and  March  from long  crude oil futures positions as prices increased on concerns about  future  output  levels from the world's  leading  producer

countries  amid dwindling stockpiles and increasing  demand.   In

the  agricultural  markets,  gains  of  approximately  1.4%  were recorded  from  long positions in corn futures as prices  climbed higher  on  fears  of  summer droughts in U.S.  growing  regions.

These gains were partially offset by losses of approximately 2.3%

recorded  during February primarily in the global  interest  rate futures  markets  from short positions in short-to-mid-term  U.S.

Treasury  note futures as prices rose later in the month  as  the

U.S.  stock markets fluctuated and investors shifted assets  into two-year  and  five-year Treasury notes from stocks  and  30-year

bonds.   Trading in European interest rate futures,  particularly

short positions in British and German bond futures, also resulted in  losses  as prices increased on the heels of higher U.S.  bond prices.  In the metals markets, losses of approximately 1.5% were experienced  primarily  from  long aluminum  and  copper  futures positions  as  prices  reversed lower  earlier  in  February  due

primarily  to  technically based selling.   Aluminum  and  copper

prices  dipped  lower later in February led downward  by  falling prices  of other base metals, thus resulting in losses  for  long positions. In soft commodities, losses of approximately 0.6% were incurred from long cotton futures positions as prices declined amid short-covering by speculators and expectations  for increased  new-crop  plantings.  Total  expenses  for  the  three months  ended  March  31, 2000 were $569,452,  resulting  in  net income of $76,251.  The value of a Unit increased from $10.29  at

December  31,  1999  to  $10.33 at March 31,  2000.   Results  of

operations  for first quarter 2000 are not comparative  to  first quarter  1999 because 1999 reflects only a single month's trading of approximately 81% lower Net Assets.



For the Period Ended March 31, 1999

For the period from March 1, 1999 (commencement of operations) to

March 31, 1999, the Partnership recorded total trading losses net of interest income of $317,134 and posted a decrease in Net Asset

Value  per  Unit.   The most significant losses of  approximately

3.3%  were  recorded primarily during March in  the  agricultural markets from short corn futures positions as prices moved  higher in  a technical and seasonally driven rally, as well as a lack of heavy  producer  selling.  In the global  interest  rate  futures markets,  losses of approximately 1.4% were experienced primarily from  short  German government bond futures positions  as  prices increased on reports that Germany's industrial production  showed a  sharp  increase, creating hopes that Europe's biggest  economy could  be  strengthening.  Additional losses were  recorded  from short  Australian bond futures positions as prices  increased  on reports  of  depressed gold prices during late-March  which  have hampered the

Australian  dollar,  the  Australian stock  market  and  enhanced

Australian  bond  prices.   In  the  metals  markets,  losses  of

approximately  1.0% were recorded primarily from  short  aluminum futures  positions as prices increased during mid-March  as  good demand in the United States prompted shipments from Europe amid a

drawdown   in  supply.   In  the  currency  markets,  losses   of

approximately 0.7% were experienced primarily early in March from short  Japanese yen positions as the value of the  yen  increased versus the U.S. dollar amid new signs that Japan's economy may be on  the  mend and speculation that interest rates may soon  rise.

In  the energy markets, smaller losses of approximately 0.7% were recorded  primarily from short natural gas futures  positions  as prices  increased  significantly early in  March  on  speculative short  covering.  Total expenses for the period ended  March  31,

1999  were  $32,724, resulting in a net loss  of  $349,858.   The

value  of  a  Unit  decreased  from  $10.00  at  March  1,   1999

(commencement of operations) to $9.20 at March 31, 1999.



Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  euro).   During   a   three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to the euro prevents the Trading Advisor from trading those sovereign currencies and thereby limits its ability to take advantage  of potential market opportunities that might otherwise have  existed  had separate currencies been available  to  trade.

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

The  Partnership's  total market risk is  influenced  by  a  wide variety  of  factors,  including the  diversification  among  the artnership's  open positions, the volatility present  within  the markets,  and the liquidity of the markets.  At different  times,

each  of these factors may act to increase or decrease the market risk associated with the Partnership.



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


The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category as of March 31, 2000  and  1999.

As   of   March  31,  2000  and  1999,  the  Partnership's  total

capitalization  was  approximately $22 million  and  $6  million,

respectively.

    Primary Market             March 31, 2000      March 31, 1999
     Risk Category              Value at Risk      Value at Risk

     Currency                      (2.33)%             (1.27)%

     Interest Rate                 (1.11)              (1.08)

     Equity                        (0.73)              (0.27)

     Commodity                     (1.33)              (0.67)

     Aggregate Value at Risk       (3.14)%             (1.83)%

Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above. Aggregate VaR will  be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at March 31, 2000 and 1999 only and is not necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets  for the four calendar quarter-end reporting  periods from April 1, 1999 through March 31, 2000.

Primary Market Risk Category      High        Low      Average

Currency                         (2.76)%     (1.27)%   (1.98)%

Interest Rate                    (3.74)      (1.08)    (2.11)
Equity                           (0.73)      (0.25)    (0.41)

Commodity                        (1.33)      (0.67)    (0.93)
Aggregate Value at Risk          (4.71)%     (1.83)%   (3.18)%

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



The VaR tables above present the results of the Partnership's VaR for  the  Partnership's market risk exposures and on an aggregate basis  at  March  31, 2000 and for the end of the  four  calendar quarter  reporting periods from April 1, 1999 through  March  31,

2000.   Since VaR is based on historical data, VaR should not  be

viewed  as  predictive  of  the  Partnership's  future  financial performance or its ability to manage or monitor risk.  There  can be  no  assurance  that  the Partnership's  actual  losses  on  a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk they may represent are immaterial. The Partnership also maintains a substantial portion (approximately 77%) of its

available  assets  in  cash  at DWR.   A  decline  in  short-term

interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency  - The primary market exposure in the Partnership is  in the  currency sector.  The Partnership's currency exposure is  to exchange rate fluctuations, primarily fluctuations which  disrupt the historical pricing relationships between different currencies and  currency pairs.  Interest rate changes as well as  political and  general  economic conditions influence  these  fluctuations.

The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  first  quarter  of   2000,   the

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



Interest  Rate -     The second largest market exposure at  March

31,  2000 was in the interest rate complex.  Exposure was  spread across the U.S., European, Japanese and Australian interest  rate

sectors.   Interest rate movements directly affect the  price  of

the  sovereign bond futures positions held by the Partnership and indirectly  affect  the  value of its stock  index  and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that G-7 and Australian interest rates  will  remain the  primary  interest rate exposure of the Partnership  for  the foreseeable future.  The changes in interest rates which have the most effect on the Partnership, are changes in long-term, as opposed to short-term rates. Most of the speculative futures positions  held  by the Partnership are in medium-  to  long-term instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium- to long-term rates to remain steady.



Equity -  The primary equity exposure is to equity price risk  in

the  G-7  countries.   The  stock index  futures  traded  by  the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  March  31,  2000,  the  Partnership's  primary

exposures  were in the S&P 500 (U.S.), Nikkei (Japan) and  NASDAQ

100  (U.S.) stock indices.  The Partnership is primarily  exposed to  the  risk  of adverse price trends or static markets  in  the

U.S.,  European and Japanese indices.  (Static markets would  not cause  major market changes but would make it difficult  for  the

Partnership  to  avoid  being  "whipsawed"  into  numerous  small losses).



Commodity

Soft  Commodities  and Agriculturals - On  March  31,  2000,  the

Partnership  had  exposure  in the markets  that  comprise  these sectors.  Most of the exposure was in the corn, soybean meal  and

lean  hogs  markets.   Supply  and  demand  inequalities,  severe

weather disruption and market expectations affect price movements in these markets.

Metals -  The Partnership's primary metals market exposure is  to fluctuations in the price of gold.  Although the Trading  Advisor will from time to time trade base metals such as aluminum, copper and  nickel,  the  principal market exposures of the  Partnership

have  consistently been in precious metals, gold.   Exposure  was

evident  in  the gold market as gold prices were volatile  during

the  quarter.   Demeter  anticipates that gold  will  remain  the

primary metals market exposure for the Partnership.



Energy - On March 31, 2000, the Partnership's energy exposure was shared  by futures contracts in the oil and natural gas  markets.

Price   movements   in  these  markets  result   from   political

developments  in  the  Middle East, weather patterns,  and  other

economic  fundamentals.   It  is possible  that  volatility  will

remain  high and that significant profits and losses, which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and is expected to continue in this choppy pattern.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 2000:

Foreign  Currency Balances -   The Partnership's primary  foreign

currency  balances at March 31, 2000 were in Japanese yen,  Swiss francs and Australian dollars.  The Partnership controls the non-

trading  risk  of  these balances by regularly  converting  these balances  back  into dollars upon liquidation of  the  respective position.



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



Demeter monitors and controls the risk of the Partnership's  non-

trading   instruments,  cash.   Cash  is  the  only   Partnership

investment directed by Demeter, rather than the Trading Advisor.

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

On  March 3, 2000, the plaintiffs in the New York action filed an appeal of the order dismissing the consolidated complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion.)



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The   Partnership  registered  3,000,000  Units  pursuant  to   a

Registration  Statement on Form S-1, which  became  effective  on

November 6, 1998 (SEC File Number 333-60115).



The Partnership registered an additional 6,000,000 Units pursuant to  a  new  Registration  Statement on  Form  S-1,  which  became effective on March 27, 2000 (SEC File Number 333-91563).



The managing underwriter for the Partnership is DWR.



Units are being sold at monthly closings at a price equal to 100%

of  the  Net Asset Value per Unit as of the close of business  on the last day of each month.

Through  March  31, 2000, 2,402,891.111 Units were sold,  leaving

6,597,108.889  Units unsold as of March 31, 2000.  The  aggregate price of the Units sold through March 31, 2000 was $23,335,405.



Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership for use in accordance with  the  "Investment

Programs,  Use of Proceeds and Trading Policies" section  of  the prospectus  included as part of the above referenced Registration

Statement.



Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of  the  Board and a Director of Demeter and Dean Witter  Futures

and  Currency  Management Inc. ("DWFCM")  and  Robert  E.  Murray

replaced him as Chairman of the Board of Demeter and DWFCM.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (A) Exhibits - None

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


                            Morgan Stanley Dean Witter Charter
                            Graham L.P. (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

May 12, 2000                By:  /s/ Lewis A. Raibley, III
                                     Lewis A. Raibley, III
                                     Director and Chief Financial
                                     Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.