Form 10-Q
period 2000-06-30
MORGAN STANLEY DEAN WITTER CHARTER GRAHM LP
filed 2000-08-11
CIK 1066656

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For          the          transition         period          from
to___________________

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

Yes     X           No____________

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 30, 2000


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
     Statements of Financial Condition June 30, 2000
     (Unaudited) and December 31, 1999......................... 2

     Statements of Operations for the Quarters Ended
     June 30, 2000 and 1999 (Unaudited).........................3

     Statements of Operations for the Six Months Ended
     June 30, 2000 and the Period from March 1, 1999
     (commencement of operations) to June 30, 1999
     (unaudited)................................................4

     Statements of Changes in Partners' Capital for the
        Six Months Ended June 30, 2000 and the Period from
        March 1, 1999 (commencement of operations) to
                       June               30,                1999
     (Unaudited)..................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and the Period from March 1,
     1999 (commencement of operations) to June 30, 1999
     (Unaudited)................................................6

        Notes to Financial Statements (Unaudited)...............7-
     12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......13-23

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ........................................23-35

Part II. OTHER INFORMATION

Item 1. Legal Proceedings......................................36

Item 2. Changes in Securities and Use of Proceeds...........36-37

Item 5. Other Information......................................37

Item 6. Exhibits and Reports on Form 8-K....................37-38

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                       June 30,      December 31,

2000                                   1999                     $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                              20,182,482      19,067,800
 Net unrealized gain on open contracts    158,989   1,070,531

      Total Trading Equity          20,341,471     20,138,331

Subscriptions receivable               413,831        811,200
Interest receivable (DWR)               94,069         78,774

      Total Assets                 20,849,371      21,028,305


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Redemptions payable                   377,560        228,143
 Accrued brokerage fees (DWR)          125,042        108,150
 Accrued management fees                35,727         30,900

      Total Liabilities                538,329        367,193

Partners' Capital

 Limited Partners (2,252,508.264 and
   1,984,358.367 Units, respectively)20,080,290    20,424,608
 General Partner (25,884.600 and
        22,977.618 Units, respectively)      230,752     236,504

 Total Partners' Capital            20,311,042     20,661,112

 Total Liabilities and Partners' Capital  20,849,371   21,028,305


NET ASSET VALUE PER UNIT                  8.91          10.29


          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



<caption >

                                For the Quarters Ended June 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
            Realized                             (1,949,142)1,028
Net change in unrealized          (1,004,583)     499,211

      Total Trading Results       (2,953,725)   500,239

 Interest Income (DWR)                292,554      70,256
      Total Revenues              (2,661,171)   570,495

EXPENSES

 Brokerage fees (DWR)                 383,498   138,751
      Management fees                 109,571       39,643
      Total Expenses                  493,069     178,394

NET INCOME (LOSS)                 (3,154,240)     392,101


NET INCOME (LOSS) ALLOCATION

 Limited Partners                 (3,117,539)   386,624
 General Partner                     (36,701)      5,477


NET INCOME (LOSS) PER UNIT

 Limited Partners                      (1.42)       .42
 General Partner                       (1.42)        .42





          The accompanying notes are an integral part of these financial statements.


         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


For the Period from

March 1, 1999

(commencement
For the Six Months         of operations) to

Ended June 30,                  June 30,
                                      2000            1999
                                        $              $


REVENUES
 Trading profit (loss):
    Realized                     (1,661,080)     (271,605)
      Net change in unrealized     (911,542)     439,803
      Total Trading Results      (2,572,622)    168,198
                Interest               Income               (DWR)
557,154
85,163

      Total Revenues             (2,015,468)     253,361

EXPENSES

   Brokerage   fees   (DWR)                  756,920      164,203
Management           fees                                 216,263
46,915
 Incentive fees                       89,338 _____-___

      Total Expenses               1,062,521     211,118
NET INCOME (LOSS)                (3,077,989)       42,243

NET INCOME (LOSS) ALLOCATION

    Limited   Partners                  (3,042,237)        41,576
General Partner                     (35,752)        667

NET LOSS PER UNIT

 Limited Partners                     (1.38)      (.38)
 General Partner                      (1.38)       (.38)



          The accompanying notes are an integral part of these financial statements.

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM  L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Six Months Ended June 30, 2000 and the
                   Period from March 1, 1999
                 (commencement of operations) to
                          June 30, 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 March 1, 1999
 Initial Offering   436,313.664  $4,303,136  $60,000  $4,363,136

Offering of Units                                             749
,134.133              6,916,675     80,000  6,996,675

Net                                                        Income
-                               41,576                        667
42,243

Partners' Capital,
 June 30, 1999      1,185,447.797 $11,261,387 $140,667$11,402,054





Partners' Capital,
  December 31, 19992,007,335.985  $20,424,608  $236,504  $20,661,
112

Offering of Units     563,505.568  5,638,495    30,000 5,668,495

Net                                                          Loss
-                                (3,042,237)  (35,752)(3,077,989)
Redemptions
(292,448.689)              (2,940,576)                          -
(2,940,576)

Partners' Capital,
 June 30, 2000      2,278,392.864 $20,080,290 $230,752$20,311,042








           The accompanying notes are an integral part of these financial statements.


         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


For the Period from

March 1, 1999

(commencement
For the Six Months         of operations) to

Ended June 30,                 June 30,
                                      2000            1999
                                        $              $


CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                (3,077,989)  42,243
 Noncash item included in net income (loss):
    Net change in unrealized          911,542   (439,803)
 Increase in operating assets:
   Interest receivable (DWR)        (15,295)  (30,462)
 Increase in operating liabilities:
      Accrued   brokerage   fees  (DWR)         16,892     54,972
Accrued management fees                 4,827      15,706

 Net cash used for operating activities (2,160,023)  (357,344)


CASH FLOWS FROM FINANCING ACTIVITIES

                         Initial                         offering
-     4,363,136
 Offering of Units                  5,668,495 6,996,675
     (Increase) decrease in subscriptions receivable      397,369
(1,354,199)
          Increase         in         redemptions         payable
149,417                            -
                Redemptions               of                Units
(2,940,576)                    ________-  __

  Net  cash  provided  by  financing  activities    3,274,705   1
0,005,612

 Net increase in cash               1,114,682   9,648,268

 Balance at beginning of period    19,067,800_______-___
 Balance at end of period          20,182,482     9,648,268



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



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays interest on these funds based on a rate equal  to  that earned  by  DWR  on  its  U.S.  Treasury  bill  investments.  The

Partnership pays brokerage fees to DWR.



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

1999.   In  June, 1999, the FASB issued SFAS No. 137, "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS no. 133", which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

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




The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled  $158,989  and

$1,070,531 at June 30, 2000 and December 31, 1999, respectively.

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




Of the $158,989 net unrealized gain on open contracts at June 30,

2000,  $304,180 related to exchange-traded futures contracts  and

$(145,191)   related  to  off-exchange-traded  forward   currency

contracts.



Of  the  $1,070,531  net unrealized gain  on  open  contracts  at

December 31, 1999, $1,133,461 related to exchange-traded  futures contracts  and  $(62,930) related to off-exchange-traded  forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  2000 and December 31, 1999 mature through December 2001  and

June  2001,  respectively. Off-exchange-traded  forward  currency contracts  held by the Partnership at June 30, 2000 and  December

31, 1999 mature through August 2000 and April 2000, respectively.



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

$20,486,662  and  $20,201,261 at June 30, 2000 and  December  31,

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



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign currencies.  The markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating

unfavorable   positions  in  such  markets,  subjecting   it   to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



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

Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets.  The following presents  a summary  of the Partnership's operations for the quarter and  six months  ended  June 30, 2000 and for the quarter ended  June  30,

1999  and  the  period  from  March  1,  1999  (commencement   of

operations)  to  June  30,  1999,  respectively,  and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Advisor  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Advisor or will  be  profitable  in  the

future.   Consequently,  the  results  of   operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Advisor's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total  trading  losses net of interest income of  $2,661,171  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 11.0% were recorded  in  the global interest rate futures markets primarily during April and early May from long positions in U.S. interest rate futures as prices  declined amid fears of additional interest rate hikes  by the  U.S.  Federal  Reserve to snuff out inflationary  pressures.

Newly  established  short  positions incurred  additional  losses later  in  May and during June as prices moved higher amid  signs that  U.S.  economic  growth  has slowed  and  the  prospects  of additional  interest  rate  hikes by  the  Federal  Reserve  were

fading.   In  the  agricultural markets, losses of  approximately

5.3%  were experienced throughout a majority of the quarter  from long positions in corn and soybean futures as prices declined due to  forecasts  for heavy rain in the U.S. corn  and  soy  growing

regions.   In the global stock index futures markets,  losses  of

approximately 3.1% were recorded primarily during April from long

NASDAQ  100, Russell 1000 and S&P 500 Index futures positions  as domestic  equity  prices declined following  the  release  of  an unexpected jump in the Consumer Price Index on fears of inflation and  concerns that the Federal Reserve may need to raise interest

rates  more  aggressively.   In the  metals  markets,  losses  of

approximately  1.2% were experienced primarily during  April  and

May  from long positions in copper, zinc and nickel as most  base

metals prices moved lower amid a technically based sell-off.   In

the  currency markets, losses of approximately 0.8% were incurred during April from long positions in the Japanese yen as the value of  the  yen  weakened  versus the  U.S.  dollar  amid  fears  of

additional   Bank  of  Japan  intervention.  These  losses   were

partially offset by gains of approximately 6.4% recorded in the energy markets primarily during May and June from long futures positions  in crude oil and its related products as the  previous upward  movement  in  oil prices reemerged amid  rising  concerns regarding supplies and production levels.  Additional gains  were recorded during May from long positions in natural gas futures as prices  continued  their upward trend, as data  released  by  the

American  Gas Association further confirmed fears that  inventory levels  remain low.  In the soft commodities markets, profits  of approximately 1.3% were recorded primarily during  May  and  June from  long sugar futures positions as prices moved higher due  to

strong  demand  and  declining  production  from  Brazil.   Total

expenses  for the three months ended June 30, 2000 were $493,069,

resulting  in  a  net loss of $3,154,240.  The value  of  a  Unit decreased  from  $10.33 at March 31, 2000 to $8.91  at  June  30,

2000.



For  the six months ended June 30, 2000, the Partnership recorded total  trading  losses net of interest income of  $2,015,468  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 13.2% were recorded  in  the global  interest  rate futures markets primarily during  February from  short positions in short and medium-term U.S. Treasury note futures as prices rose in late February as the U.S. stock markets fluctuated  and  investors shifted assets to short-term  Treasury notes from stocks and 30-year bonds.  During April and early May,

additional losses were recorded from long positions in U.S.

interest rate futures as prices declined amid fears of additional

interest   rate  hikes  by  the  U.S.  Federal  Reserve.    Newly

established short positions incurred additional losses  later  in

May  and during June as prices moved higher amid signs that  U.S.

economic  growth  had  slowed  and the  prospects  of  additional

interest rate hikes by the Federal Reserve were fading.   In  the

agricultural   markets,   losses  of  approximately   4.1%   were

experienced throughout a majority of the second quarter from long positions in corn and soybean futures as prices declined  due  to forecasts  for  heavy  rain  in the U.S.  corn  and  soy  growing

regions.   In the global stock index futures markets,  losses  of

approximately 3.1% were recorded primarily during April from long

NASDAQ  100, Russell 1000 and S&P 500 Index futures positions  as domestic  equity  prices declined following  the  release  of  an unexpected  jump in the Consumer Price Index, fears of  inflation and  concerns that the Federal Reserve may need to raise interest

rates  more  aggressively.   In the  metals  markets,  losses  of

approximately 2.6% were experienced primarily from long  aluminum and  copper futures positions as prices reversed lower  in  early

February  due  primarily to technically  based  selling.   During

April  and  May,  additional losses were  experienced  from  long positions  in copper, zinc and nickel as most base metals  prices

moved  lower  amid  a  technical  sell-off.   These  losses  were

partially   offset  by  gains  of  approximately  8.1%   recorded

primarily  during  January and March in the energy  markets  from long futures positions in crude oil and its related products as prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles  and increasing demand.  Gains were also recorded during May and  June from  long futures positions in crude oil as the previous  upward movement  in oil prices reemerged amid rising concerns  regarding supplies  and production levels.  Additional gains were  recorded during  May from long positions in natural gas futures as  prices continued  their upward trend, as data released by  the  American

Gas  Association  further confirmed fears that  inventory  levels remain low.  In the currency markets, gains of approximately 2.8%

were  produced primarily during January from short  positions  in the  euro  and  Swiss  franc  as the value  of  these  currencies

weakened   versus  the  U.S.  dollar  skepticism  about  Europe's

economic outlook and lack of public support for the economy  from

European  officials.  Gains were also recorded during April  from short positions in the euro as its value weakened versus the U.S.

dollar  due to the European Central Bank's ("ECB") passive stance towards  its currency and increasing concern that the ECB  should be  more  aggressive in combating inflation.  Total expenses  for the six months ended June 30, 2000 were $1,062,521, resulting  in a  net  loss  of $3,077,989.  The value of a Unit decreased  from

$10.29 at December 31, 1999 to $8.91 at June 30, 2000.



For the Quarter and Four Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $570,495 and posted an increase in Net Asset Value per Unit. The most significant  gains  of approximately 3.5% were  recorded  in  the global  interest rate futures markets primarily during June  from short  positions  in  European interest rate  futures  as  prices

declined   due  to  dampened  sentiment  regarding  the  European

Monetary  Union and fears of an interest rate hike  in  the  U.S.

Additional  gains  were  recorded from short  positions  in  U.S.

interest rate futures as domestic bond prices declined during May and  June  due  primarily to fears of a tighter  Federal  Reserve

monetary  policy  and  an interest rate  hike  in  the  U.S.   In

energies,  profits of approximately 1.6% were recorded  primarily from  long  positions in crude oil futures as oil prices  climbed higher  during  April  and  June amid declining  inventories  and growing  global demand.  Additional gains were recorded  in  this market  complex  from long positions in natural  gas  futures  as prices moved higher during April as storage reports showed supply

stocks  within  market  expectations.   In  global  stock   index

futures,  profits  of approximately 0.4% were recorded  primarily during  June  from  long positions from Nikkei Index  futures  as

Japanese  equity prices rose in response to encouraging  economic data  out  of  Japan.  Smaller gains of approximately  0.4%  were recorded  in soft commodities primarily from short cocoa  futures positions as cocoa prices declined to a 5 1/2 year low during  April in  reaction to reports of a supply surplus, declining demand and a  promising West African crop.  In currencies, small gains  were recorded from short positions in the euro and Swiss franc, as the value of these currencies declined throughout the quarter, more than  offset losses recorded during June from short positions  in

the  South  African  rand and Japanese  yen.   These  gains  were

partially  offset  by  losses  of  approximately  0.4%   incurred

primarily during late May and early June in livestock from  short cattle  futures positions as prices increased on firm boxed  beef

prices  and  stronger-than-expected demand.   Smaller  losses  of

approximately  0.2%  were  experienced  in  the  metals   markets

primarily  during May from long positions in base metal  futures,

as prices reversed lower amid large supplies and low demand, more than  offset  profits  recorded  from  short  positions  in  gold futures,  as  gold  prices  plummeted  during  May  and  June  in

participation  of  the British Treasury's  July  auction.   Total

expenses  for the three months ended June 30, 1999 were $178,394,

resulting  in  net  income of $392,101.   The  value  of  a  Unit

increased from $9.20 at March 31, 1999 to $9.62 at June 30, 1999.



For the period from March 1, 1999 (commencement of operations) to

June  30,  1999, the Partnership recorded total trading  revenues including interest income of $253,361.  The most significant  net trading  losses  of  approximately 2.3% were  recorded  primarily during  March in the agricultural markets from short corn futures positions  as  prices moved higher in a technical and  seasonally driven  rally, as well as from a lack of heavy producer  selling.

Losses  of  approximately  0.4% were incurred  in  the  livestock markets primarily from short cattle futures positions as prices increased during late May and early June on firm boxed beef prices  and stronger-than-expected demand.  In metals, losses  of approximately 0.8% were experienced primarily from long positions in  base  metal futures as prices reversed lower during May  amid abundant  supplies  and  weak demand.  In currencies,  losses  of approximately  0.4% were recorded primarily from short  positions in  the  Japanese yen as the value of the yen strengthened versus the  U.S.  dollar  during  mid June  on  optimism  regarding  the

Japanese  economy.   Smaller currency losses were  incurred  from

short South African rand positions as the value of the rand  also strengthened versus the dollar during June as nervousness about the South African election assuaged.  These losses were mitigated by  gains  of approximately 3.2% recorded in the global  interest rate  futures markets primarily from short positions in  European interest  rate  futures as prices declined  during  June  due  to dampened  sentiment  regarding the European  Monetary  Union  and fears of an interest rate hike in the U.S.  Additional gains were recorded  from short positions in U.S. interest rate  futures  as domestic  bond prices declined during May and June due  primarily to  fears  of  a tighter Federal Reserve monetary policy  and  an

interest  rate  hike  in  the  U.S.   In  energies,  profits   of

approximately 1.4% were recorded primarily from long positions in crude  oil futures as oil prices climbed higher during April  and

June  amid  declining  inventories  and  growing  global  demand.

Smaller  gains  of  approximately 0.6%  were  recorded  primarily during June from long positions in Nikkei Index futures as

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

Partnership's  market risk is limited by the uncertainty  of  its speculative  trading.  The Partnership's speculative trading  may cause future losses and volatility (i.e. "risk of ruin") that far exceed  the  Partnership's experiences to date or any  reasonable expectation based upon historical changes in market value.


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

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized,  and  its

cash  flow.   Profits and losses on open positions  of  exchange-

traded  futures  interests are settled  daily  through  variation margin.



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

VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factor, would have been exceeded once in 100 trading days.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market category as of June 30, 2000 and 1999.  As  of

June  30,  2000  and 1999, the Partnership's total capitalization was approximately $20 million and $11 million, respectively.

    Primary Market            June 30, 2000       June 30, 1999
     Risk Category            Value at Risk      Value at Risk

     Currency                    (1.24)%              (2.76)%

     Interest Rate               (0.96)               (3.74)

     Equity                       (0.40)              (0.25)

     Commodity                    (1.36)              (0.84)

     Aggregate Value at Risk      (1.93)%             (4.71)%

Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at June 30, 2000 and 1999 only and is not  necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period or even within a single trading  day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.


Primary Market Risk Category        High      Low      Average

Currency                           (2.76)%   (1.24)%   (1.90)%

Interest Rate                      (3.74)    (0.96)    (1.72)

Equity                             (0.73)    (0.25)    (0.41)

Commodity                          (1.36)    (0.67)    (1.05)
Aggregate Value at Risk            (4.71)%   (1.83)%   (2.90)%

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



The VaR tables above present the results of the Partnership's VaR for  the  Partnership's market risk exposures and on an aggregate basis  at  June  30, 2000 and for the end of the  four  quarterly reporting periods from July 1, 1999 through June 30, 2000.  Since

VaR  is  based  on historical data, VaR should not be  viewed  as predictive  of the Partnership's future financial performance  or its ability to manage or monitor risk.  There can be no assurance that the Partnership's actual losses on a particular day will not exceed  the VaR amounts indicated above or that such losses  will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well as  any  market risk they may represent are immaterial.  At  June

30, 2000 the Partnership's cash balance at DWR was approximately

82%  of  its  total  Net  Asset Value.  A decline  in  short-term interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency. The primary market exposure in the Partnership at  June

30,  2000 was in the currency sector.  The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations

which   disrupt  the  historical  pricing  relationships  between

different  currencies and currency pairs.  Interest rate  changes as  well  as political and general economic conditions  influence these fluctuations.  The Partnership trades in a large number  of currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the second quarter of

2000, the Partnership's major exposures were in the euro currency crosses  and outright U.S. dollar positions.  Outright  positions consist of the U.S. dollar vs. other currencies. These other currencies include the major and minor currencies. Demeter does not  anticipate  that  the  risk  profile  of  the  Partnership's

currency  sector  will change significantly in the  future.   The

currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing VaR in a functional currency other than dollars.



Interest  Rate. The second largest market exposure  at  June  30,

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

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  June  30,  2000,  the  Partnership's   primary

exposures were in the Nikkei (Japan) and Hang Seng (China)  stock

indices.   The Partnership is primarily exposed to  the  risk  of

adverse price trends or static markets in the U.S., European and

Japanese  indices.  Static markets would not cause  major  market changes but would make it difficult for the Partnership to  avoid being "whipsawed" into numerous small losses.



Commodity.

Energy.  On June 30, 2000, the Partnership's energy exposure  was shared  primarily  by  futures contracts in  the  crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Metals.  The Partnership's primary metals market exposure  is  to

fluctuations  in the price of gold and palladium.   Although  the

Trading Advisor will from time to time trade base metals such  as aluminum,  copper and nickel, the principal market  exposures  of the  Partnership have consistently been in precious metals,  gold and  palladium.  Exposure was evident in the gold market as  gold prices were volatile during the quarter. Demeter anticipates that gold  will  remain  the primary metals market  exposure  for  the

Partnership.



Soft  Commodities  and  Agriculturals.  On  June  30,  2000,  the

Partnership  had  exposure  in the markets  that  comprise  these sectors.  Most of the exposure, however, was in the sugar, cotton and soybean meal markets.  Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:



Foreign  Currency Balances.    The Partnership's primary  foreign

currency  balances  are in Japanese yen and  Australian  dollars.

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

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q for the quarter ended March 31, 2000  and

Form 10-K for the year ended December 31, 1999.



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



Through  June  30, 2000, 2,586,010.398 Units were  sold,  leaving

6,413,989.602  Units unsold as of June 30, 2000.   The  aggregate

price of the Units sold through June 30, 2000 was $25,063,983.

Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership for use in accordance with  the  "Investment

Programs,  Use of Proceeds and Trading Policies" section  of  the prospectus  included as part of the above referenced Registration

Statement.



Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial  Officer  and  a Director of Demeter  and  Dean  Witter

Futures Currency Management Inc. Effective July 10, 2000, Raymond

E. Koch replaced Lewis A. Raibley, III as Chief Financial Officer of Demeter.



Item 6.   Exhibits and Reports on Form 8-K

     (A)  Exhibits

          3.01 Form of Limited Partnership Agreement of the Partnership, dated as of March 27, 2000, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated November 6, 1998, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on March 31, 2000.

          3.02 Certificate of Limited Partnership, dated July 15,
          1998, is incorporated by reference to Exhibit 3.02 of the Partnership's Form 10-Q (File No. 0-25603) for the quarter ended March 31, 1999.

    10.01 Management Agreement, dated as of November 6, 1998, among the Partnership, Demeter Management Corporation, and Capital Management L.P. is incorporated by reference to Exhibit
          10.01 of the Partnership's Form 10-Q (File No. 0-25603) for the quarter ended March 31, 1999.

    10.02 Customer Agreement, dated as of November 6, 1998, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.02 of the Partnership's Form 10-Q (File No. 0-25603) for the quarter ended March 31, 1999.

    10.03 Customer Agreement, dated as of November 6, 1998, among the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.03 of the Partnership's Form 10-Q (File No. 0-25603) for the quarter ended March 31, 1999.

    10.04 International Foreign Exchange Master Agreement, dated as of November 6, 1998, between the Partnership and Carr futures, Inc. is incorporated by reference to Exhibit 10.04 of the Partnership's Form 10-Q (File No. 0-25603) for the quarter ended March 31, 1999.

    10.05      Subscription and Exchange Agreement and  Power  of
          Attorney to be executed by each purchase of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated March 27, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on March 31, 2000.

    10.06     Escrow Agreement, dated November 6, 1998, among the
          Partnership, Demeter Management Corporation, Dean Witter Reynolds Inc., and Chemical Bank is incorporated by reference in Exhibit
          10.06 of the Partnership's Form 10-Q (File No. 0-25603) for the quarter ended March 31, 1999.

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




                        Morgan Stanley Dean Witter Charter
                        Graham L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 11, 2000         By:/s/Raymond E. Koch     __________
                              Raymond E. Koch
                              Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.