Form 10-Q
period 2000-09-30
MORGAN STANLEY DEAN WITTER CHARTER GRAHM LP
filed 2000-11-13
CIK 1066656

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

                       September 30, 2000


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 2000
     (Unaudited) and December 31, 1999......................... 2

     Statements of Operations for the Quarters Ended
     September 30, 2000 and 1999 (Unaudited)....................3

     Statements of Operations for the Nine Months Ended
     September 30, 2000 and the Period from March 1, 1999
     (commencement of operations) to September 30, 1999
     (Unaudited)................................................4

     Statements of Changes in Partners' Capital for the
        Nine Months Ended September 30, 2000 and the Period from
        March 1, 1999 (commencement of operations) to
                     September              30,              1999
     (Unaudited).............................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and the Period from March 1,
     1999 (commencement of operations) to September 30, 1999
     (Unaudited)................................................6

        Notes to Financial Statements (Unaudited)...............7-
     13

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......14-24

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ........................................24-37

Part II. OTHER INFORMATION

Item 1. Legal Proceedings......................................38

Item 2. Changes in Securities and Use of Proceeds...........38-39

Item 6. Exhibits and Reports on Form 8-K....................39-40

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                    September 30,     December 31
,

2000                                   1999                     $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                              21,318,778      19,067,800
  Net  unrealized gain (loss) on open contracts    (199,496)    1
,070,531

      Total Trading Equity          21,119,282     20,138,331

Subscriptions receivable               397,301        811,200
Interest receivable (DWR)              109,027         78,774

      Total Assets                 21,625,610      21,028,305


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Redemptions payable                   258,909        228,143
 Accrued brokerage fees (DWR)          124,928        108,150
 Accrued management fees                35,693         30,900

      Total Liabilities                419,530        367,193

Partners' Capital

 Limited Partners (2,274,670.637 and
   1,984,358.367 Units, respectively)20,967,481    20,424,608
 General Partner (25,884.600 and
        22,977.618 Units, respectively)      238,599     236,504

 Total Partners' Capital            21,206,080     20,661,112

  Total  Liabilities and Partners' Capital    21,625,610     21,0
28,305


NET ASSET VALUE PER UNIT                  9.22          10.29



          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                              For the Quarters Ended September 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
           Realized                              1,202,005499,551
Net change in unrealized            (358,485)     265,345

      Total Trading Results           843,520   764,896

 Interest Income (DWR)                315,541     146,592
      Total Revenues                1,159,061   911,488

EXPENSES

 Brokerage fees (DWR)                 360,265   247,317
      Management fees                 102,933       70,662
      Total Expenses                  463,198     317,979

NET INCOME                            695,863     593,509


NET INCOME ALLOCATION

 Limited Partners                     688,016   586,822
 General Partner                        7,847      6,687


NET INCOME PER UNIT

 Limited Partners                         .31       .31
 General Partner                          .31        .31







          The accompanying notes are an integral part of these financial statements.

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


For the Period from

March 1, 1999

(commencement
For the Nine Months        of operations) to

Ended September 30,      September 30,
                                      2000            1999
                                        $              $


REVENUES
 Trading profit (loss):
    Realized                       (459,075)      227,946
      Net change in unrealized   (1,270,027)     705,148
      Total Trading Results      (1,729,102)    933,094
                Interest               Income               (DWR)
872,695                              231,755

      Total Revenues               (856,407)   1,164,849

EXPENSES

   Brokerage   fees   (DWR)                1,117,185      411,520
Management           fees                                 319,196
117,577
 Incentive fees                       89,338 _____-___

      Total Expenses               1,525,719     529,097
NET INCOME (LOSS)                (2,382,126)      635,752

NET INCOME (LOSS) ALLOCATION

    Limited   Partners                  (2,354,221)       628,398
General Partner                     (27,905)      7,354

NET LOSS PER UNIT

 Limited Partners                     (1.07)      (.07)
 General Partner                      (1.07)       (.07)




          The accompanying notes are an integral part of these financial statements.

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM  L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
      For the Nine Months Ended September 30, 2000 and the
                   Period from March 1, 1999
                 (commencement of operations) to
                       September 30, 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 March 1, 1999
 Initial Offering   436,313.664  $4,303,136  $60,000  $4,363,136

Offering                         of                         Units
1,345,887.011           12,564,328  140,000  12,704,328

Net                                                        Income
-                               628,398                     7,354
635,752

Redemptions           (9,234.782)       (89,916)_____-__       (8
9,916)

Partners' Capital,
 September 30, 1999 1,772,965.893 $17,405,946 $207,354$17,613,300




Partners' Capital,
 December 31, 1999  2,007,335.985$20,424,608  $236,504$20,661,112

Offering of Units     691,400.028  6,807,307    30,000 6,837,307

Net                                                          Loss
-                                (2,354,221)  (27,905)(2,382,126)

Redemptions
(398,180.776)         (3,910,213)   _____-__    (3,910,213)

Partners' Capital,
 September 30, 2000 2,300,555.237 $20,967,481 $238,599$21,206,080








           The accompanying notes are an integral part of these financial statements.

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


For the Period from

March 1, 1999

(commencement
For the Nine Months        of operations) to

Ended September 30,       September 30,
                                      2000            1999
                                        $              $


CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                (2,382,126) 635,752
 Noncash item included in net income (loss):
    Net change in unrealized        1,270,027   (705,148)
 Increase in operating assets:
   Interest receivable (DWR)        (30,253)  (60,067)
 Increase in operating liabilities:
      Accrued   brokerage   fees  (DWR)         16,778     96,689
Accrued management fees                  4,793     27,626
 Net cash used for operating activities (1,120,781)     (5,148)


CASH FLOWS FROM FINANCING ACTIVITIES

                         Initial                         offering
-                                               4,363,136
 Offering of Units                  6,837,30712,704,328
      (Increase)   decrease  in  subscriptions  receivable413,899
(866,159)
          Increase         in         redemptions         payable
30,766                                 42,872
 Redemptions of Units   (3,910,213)                  (89,916)
 Net cash provided by financing activities   3,371,759 16,154,261

 Net increase in cash               2,250,978  16,149,113

 Balance at beginning of period    19,067,800______-___

 Balance at end of period          21,318,778  16,149,113





          The accompanying notes are an integral part of these financial statements.

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition

of   Morgan   Stanley  Dean  Witter  Charter  Graham  L.P.   (the

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


Futures  Inc. ("Carr"), provided clearing and execution services.

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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December  31,  1998.  SFAS No. 133 superceded SFAS Nos.  119  and

105,  which  required  the disclosure of average  aggregate  fair values  and contract/notional values, respectively, of derivative financial  instruments for an entity that carries its  assets  at fair  value.  SFAS No. 133 was further amended by SFAS  No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137,  did  not  have  a significant effect on  the  Partnership's financial  statements, nor will the application of the provisions of  SFAS  No.  138 have a significant effect on the Partnership's financial statements.



SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3)   Terms require or permit net settlement.


Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $(199,496) and

$1,070,531  at  September  30,  2000  and  December   31,   1999,

respectively.



Of  the  $199,496  net  unrealized  loss  on  open  contracts  at

September 30, 2000, $(111,823) related to exchange-traded futures contracts  and  $(87,673) related to off-exchange-traded  forward currency contracts.

         MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Of  the  $1,070,531  net unrealized gain  on  open  contracts  at

December 31, 1999, $1,133,461 related to exchange-traded  futures contracts  and  $(62,930) related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  2000 and December 31, 1999 mature  through  March

2002  and  June  2001, respectively. Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  2000 and December 31, 1999 mature through January 2001 and April 2000,

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

Commodity Futures Trading Commission ("CFTC"), to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal  to the net unrealized gain (loss) on all open futures  and futures-styled options contracts, which funds, in the  aggregate,

totaled  $21,206,955 and $20,201,261 at September  30,  2000  and

December   31,   1999,   respectively.  With   respect   to   the

Partnership's  off-exchange-traded  forward  currency  contracts,

there  are  no  daily settlements of variations in value  nor  is there  any requirement that an amount equal to the net unrealized

gain  (loss)  on  open  forward contracts  be  segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole

counterparty   on  all  of  such  contracts,  to   perform.   The

Partnership  has a netting agreement with Carr.   This  agreement

which  seeks to reduce both the Partnership's and Carr's exposure

on   off-exchange-traded  forward  currency   contracts,   should

materially decrease the Partnership's credit risk in the event of

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

Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets.  The following presents  a summary of the Partnership's operations for the quarter and  nine months  ended  September  30, 2000  and  for  the  quarter  ended

September   30,   1999  and  the  period  from  March   1,   1999

(commencement of operations) to September 30, 1999, respectively,

and  a  general discussion of its trading activities during  each

period.   It  is  important to note, however,  that  the  Trading

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



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership recorded  total  trading revenues including  interest  income  of

$1,159,061 and posted an increase in Net Asset Value per Unit.

The most significant gains of approximately 3.5% were recorded in the currency markets primarily during August from short positions in  the  euro  as its value weakened versus the U.S. dollar  amid dampened  optimism  for  continued  economic  growth  in  Europe.

Additional  gains were recorded from short positions in  the  New

Zealand  and Australian dollars as the value of these  currencies weakened  relative  to the U.S. dollar after  worse-than-expected trade  figures  were released.  In the energy markets,  gains  of approximately  2.6%  were recorded primarily  during  August  and

September  from long positions in natural gas futures  as  prices moved  higher amid supply and storage concerns.  Additional gains were  recorded during August from long futures positions in crude oil  and  its  related  products as prices increased  as  ongoing supply  concerns  outweighed signals from Saudi  Arabia  that  it would seek a suitable production increase to ease the crunch.  In the  metals markets, profits of approximately 0.6% were  recorded primarily  during  mid-September from long  positions  in  copper

futures as prices rose due to a rise in COMEX copper stocks.   In

the  global interest rate futures markets, gains of approximately

0.2% were recorded primarily during August from long positions in long-term  U.S.  interest rate futures as  domestic  bond  prices increased  after  the Federal Reserve left its  key  bank-lending rate  steady  amid  signs of moderation  for  the  U.S.  economic

expansion.   During  September, gains  were  recorded  from  long

positions  in  U.S. euro dollar cross-rate futures  as  investors shifted from longer-term debt into shorter dated instruments. A portion of the Partnership's overall gains was partially offset by  losses  of  approximately 1.3% recorded in the  global  stock index  futures  markets  primarily  during  late-July  from  long positions  in  U.S.  stock index futures as  U.S.  equity  prices declined  as  renewed fears that the Federal Reserve  will  raise interest  rates exacerbated concerns that corporate earnings  may

be  slowing.   During September, losses were also  recorded  from

long  positions as domestic stock prices fell on technology stock jitters and fears of a continuous increase in oil prices.  In the agricultural markets, losses of approximately 0.6% were  incurred primarily  during  late-August from short positions  in  soybeans futures as prices surged on expectations that the searing heat in

the  U.S.  delta will trim this year's production.   Losses  were

also recorded during August and September from short positions in

wheat  futures  as  prices moved higher.   In  soft  commodities,

losses of approximately 0.3% were recorded primarily during  July and  early  August from short cotton futures positions as  prices increased  on  forecasts  for hot and dry  weather,  which  would shrink  crop  sizes.  Total expenses for the three  months  ended

September  30,  2000 were $463,198, resulting in  net  income  of

$695,863.  The value of a Unit increased from $8.91 at  June  30,

2000 to $9.22 at September 30, 2000.

For  the  nine  months ended September 30, 2000, the  Partnership recorded  total trading losses net of interest income of  856,407 and  posted  a  decrease in Net Asset Value per  Unit.  The  most significant  losses of approximately 13.1% were recorded  in  the global  interest  rate futures markets primarily during  February from  short positions in short and medium-term U.S. Treasury note futures as prices rose in late February as the U.S. stock markets fluctuated  and  investors shifted assets to short-term  Treasury notes from stocks and 30 year bonds.  During April and early May,

additional  losses  were  recorded from long  positions  in  U.S.

interest rate futures as prices declined amid fears of additional

interest   rate  hikes  by  the  U.S.  Federal  Reserve.    Newly

established short positions incurred additional losses  later  in

May  and during June as prices moved higher amid signs that  U.S.

economic  growth  has  slowed  and the  prospects  of  additional

interest rate hikes by the Federal Reserve were fading.   In  the

agricultural   markets,   losses  of  approximately   4.7%   were

experienced throughout a majority of the second quarter from long positions in corn and soybean futures as prices declined  due  to

forecasts  for  heavy rain in the U.S. growing regions.   In  the

global stock index futures markets, losses of approximately  4.4%

were  recorded primarily during April from long positions in U.S.

stock index futures as domestic equity prices declined amid fears of  inflation and concerns that the Federal Reserve may  need  to raise  interest rates more aggressively.  Additional losses  were experienced during late-July from long positions in U.S. stock index futures as U.S. equity prices declined as renewed fears that  the  Federal Reserve will raise interest rates  exacerbated

concerns   that  corporate  earnings  may  be  slowing.    During

September,  losses were recorded from long positions as  domestic stock  prices  fell on technology stock jitters and  fears  of  a continuous increase in oil prices.  In the metals markets, losses of  approximately  2.1%  were  experienced  primarily  from  long aluminum and copper futures positions as prices reversed lower in early  February  due  primarily  to  technically  based  selling.

During  April  and  May, additional losses were experienced  from long  positions  in copper, zinc and nickel as most  base  metals

prices  moved  lower.   A  portion of the  Partnership's  overall

losses  was  partially  offset by gains  of  approximately  10.7%

recorded in the energy markets primarily during January and March from long futures positions in crude oil and its related products as  prices increased on concerns about future output levels  from the  world's leading producer countries amid dwindling stockpiles and increasing demand.  Gains were also recorded during May, June and  August  from  long futures positions in  crude  oil  as  the previous  upward  movement in oil prices  reemerged  amid  rising

concerns  regarding  supplies and production levels.   Additional

gains  were recorded during May, August and September  from  long positions in natural gas futures as prices continued their upward trend,  as data released by the American Gas Association  further confirmed fears that inventory levels remain low and amid  supply and storage concerns. In the currency markets, gains of approximately 6.2% were produced primarily during January, April and  August from short positions in the euro and Swiss  franc  as the  value  of these currencies weakened versus the  U.S.  dollar amid  skepticism  about Europe's economic outlook,  and  lack  of

public  support  for the economy from European officials.   Total

expenses  for  the  nine  months ended September  30,  2000  were

$1,525,719, resulting in a net loss of $2,382,126.  The value  of a  Unit  decreased from $10.29 at December 31, 1999 to  $9.22  at

September 30, 2000.



For the Quarter and Seven Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$911,488 and posted an increase in Net Asset Value per Unit.  The most significant gains of approximately 4.6% were recorded in the currency markets primarily during August and September from  long

positions  in  the  Japanese  yen  as  the  value  of   the   yen

strengthened  versus the U.S. dollar and other major  currencies,

despite  an  intervention by the Bank of Japan on  September  10.

The yen's strength during the quarter was attributed primarily to confidence in Japan's economic recovery.  Smaller currency  gains were  recorded  from long positions in the Mexican  peso  as  the value  of  the peso increased versus the U.S. dollar during  July and  August  as  a result of renewed confidence  in  the  Mexican economy and a sovereign bond rating upgrade. Additional gains of approximately 3.0% were recorded in the metals markets primarily during  August  and September from long positions in  base  metal futures  as  prices in these markets increased due  to  increased

demand  from  Asia  and  a decline in global  supplies.   Smaller

profits of approximately 1.4% were recorded in the energy markets primarily from long positions in crude oil futures as oil  prices climbed  higher  during August and September due to  a  perceived tightness  in  the  gasoline market and an announcement  by  OPEC ministers  stating that they would continue to adhere to  agreed-

upon output cuts through the first quarter of 2000.  A portion of the  Partnership's overall gains for the quarter  was  offset  by losses  of approximately 2.0% incurred in the global stock  index futures markets primarily from long positions in U.S. stock index futures  as domestic equity prices declined during late July  due to increased inflationary concerns after Federal Reserve Chairman

Greenspan  said that the U.S. economy may be growing fast  enough

to  warrant  another  interest rate hike.   Smaller  losses  were

experienced  from short positions in German stock  index  futures during August as prices increased due to a temporary upward  move in  U.S.  stock prices during that month.  Additional  losses  of approximately  0.6% were experienced in the global interest  rate futures  markets  primarily  from  short  positions  in  Japanese interest  rate  futures  during July  as  prices  increased  amid investors' fears that the strong yen might slowdown that nation's

budding  recovery.   Total expenses for the  three  months  ended

September 30, 1999 were $317,979, resulting in net income of

$593,509.  The value of a Unit increased from $9.62 at  June  30,

1999 to $9.93 at September 30, 1999.



For the period from March 1, 1999 (commencement of operations) to

September  30,  1999,  the  Partnership  recorded  total  trading revenues including interest income of $1,164,849 and posted a net

decrease  in  Net  Asset Value per Unit.   The  most  significant

losses  of  approximately 2.9% were recorded in the global  stock index futures markets primarily from long positions in U.S. stock index futures as domestic stock prices declined during late  July due  to  increased  inflationary concerns after  Federal  Reserve

Chairman Alan Greenspan said that the U.S. economy may be growing

fast  enough  to  warrant another interest  rate  hike.   Smaller

losses  were  experienced from short positions  in  German  stock index  futures  during  August  as  prices  increased  due  to  a temporary upward move in U.S. stock prices during that month.  In the  agricultural  markets,  losses of  approximately  2.7%  were incurred primarily during March from short corn futures positions as  prices  moved  higher in a technical  and  seasonally  driven rally, as well as a lack of heavy producer selling.  These losses were  mitigated by profits of approximately 7.4% recorded in  the currency  markets primarily from long positions in  the  Japanese yen  as  the value of the yen strengthened versus the U.S. dollar and  other major currencies due to renewed confidence in  Japan's economic recovery. Additional profits of approximately 4.4% were recorded in the metals markets primarily during May and June from short  positions in gold futures as gold prices fell  sharply  in anticipation of the British Treasury's July auction.  Gains  were also recorded from long positions in base metal futures as prices in  these markets increased during August and September  amid  an increase in demand and a decrease in supplies.  Smaller gains  of approximately 3.6% were recorded in the energy markets  primarily from  long  positions in crude oil futures as oil prices  climbed higher  during April, June, August and September amid  tightening of  supply  and  growing global demand.  Total expenses  for  the period  from  March  1,  1999  (commencement  of  operations)  to

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

The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market category as of September 30, 2000 and 1999. As

of   September  30,  2000  and  1999,  the  Partnership's   total

capitalization  was approximately $21 million  and  $18  million,

respectively.

    Primary Market        September 30, 2000   September 30, 1999
     Risk Category          Value at Risk        Value at Risk

     Currency                (2.18)%                 (1.55)%

     Interest Rate              (1.89)                    (2.51)

     Equity                    (1.21)                (0.39)

     Commodity                 (1.59)                (0.87)

     Aggregate Value at Risk   (3.30)%               (3.05)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only business is the speculative trading of futures interests, the composition of its trading portfolio can change significantly over  any given time period or even within a single trading  day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.


Primary Market Risk Category        High      Low      Average

Currency                           (2.33)%   (1.24)%   (1.80)%

Interest Rate                      (1.89)    (0.90)    (1.22)

Equity                             (1.21)    (0.40)    (0.79)

Commodity                          (1.59)    (0.55)    (1.21)

Aggregate Value at Risk            (3.30)%   (1.93)%   (2.61)%



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

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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



The VaR tables above present the results of the Partnership's VaR for the Partnership's market risk exposures and on an aggregate basis at September 30, 2000 and for the end of the four quarterly reporting  periods  from October 1, 1999  through  September  30,

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

September  30,  2000 the Partnership's cash balance  at  DWR  was

approximately  74% of its total Net Asset Value.   A  decline  in

short-term  interest  rates  will result  in  a  decline  in  the

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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 2000, by market sector. It may be anticipated however, that these market exposures will vary materially over time.



Currency.  The primary market exposure at September 30, 2000  was in  the currency sector.  The Partnership's currency exposure  is to  exchange  rate  fluctuations,  primarily  fluctuations  which disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  At September 30, 2000 the

Partnership's  major exposures were in the euro currency  crosses and  outright U.S. dollar positions.  Outright positions  consist of  the U.S. dollar vs. other currencies.  These other currencies include  major and minor currencies.  Demeter does not anticipate that  the risk profile of the Partnership's currency sector  will change  significantly  in the future.  The currency  trading  VaR figure  includes  foreign  margin  amounts  converted  into  U.S.

dollars  with  an incremental adjustment to reflect the  exchange rate  risk inherent to the dollar-based Partnership in expressing

VaR in a functional currency other than dollars.



Interest  Rate.  The second largest market exposure at  September

30, 2000 was in the interest rate complex.  Exposure was
primarily   spread  across  the  U.S.,  European,  Japanese   and

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

-  e.g.  Australia.  Demeter anticipates that G-7  and  Australia interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest  rates  that  have the most significant  effect  on  the

Partnership  are changes in long-term, as opposed to  short-term,

rates.   Most  of the speculative futures positions held  by  the

Partnership   are   in   medium-  to  long-   term   instruments.

Consequently,  even a material change in short-term  rates  would have  little effect on the Partnership, were the medium- to long-

term rates to remain steady.



Equity.   The primary equity exposure is to equity price risk  in

the  G-7  countries.   The  stock index  futures  traded  by  the

Partnership are by law limited to futures on broadly based
indices.   As  of  September 30, 2000, the Partnership's  primary

exposures  were  in  the TOPIX (Japan) and Nikkei  (Japan)  stock

indices.   The Partnership is primarily exposed to  the  risk  of

adverse price trends or static markets in the U.S., European  and

Japanese  indices.  Static markets would not cause  major  market changes but would make it difficult for the Partnership to  avoid being "whipsawed" into numerous small losses.



Commodity

Metals.  The Partnership's primary metals market exposure  is  to

fluctuations  in the price of gold and palladium.   Although  the

Trading Advisor will from time to time trade base metals such  as copper, aluminum, nickel and zinc, the principal market exposures of  the  Partnership have consistently been in  precious  metals,

gold  and palladium.  Gold prices continued to be volatile during

the  quarter.   Demeter  anticipates that  precious  metals  will

remain the primary metals market exposure for the Partnership.



Energy.  On September 30, 2000, the Partnership's energy exposure was  shared primarily by futures contracts in the crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.



Soft  Commodities and Agriculturals.  On September 30, 2000,  the

Partnership  had  exposure  in the markets  that  comprise  these sectors.  Most of the exposure, however, was in the cocoa,  wheat

and  coffee  markets.   Supply  and demand  inequalities,  severe

weather disruption and market expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency balances at September 30, 2000 were in Hong Kong dollars and  Japanese yen.  The Partnership controls the non-trading risk of  these  balances by regularly converting these  balances  back into dollars upon liquidation of the respective position.



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



Through  September  30,  2000,  2,713,904.858  Units  were  sold,

leaving 6,286,095.142 Units unsold.  The aggregate price of the

Units sold through September 30, 2000 was $26,232,795.



Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership  for  use in accordance  with  the  "Use  of

Proceeds" section of the prospectus included as part of the above referenced Registration Statement.


Item 6.   Exhibits and Reports on Form 8-K

     (A)  Exhibits

          3.01 Form of Amended and Restated Limited Partnership Agreement of the Partnership, dated as of October 31, 2000, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

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

    10.05      Subscription and Exchange Agreement and  Power  of
          Attorney to be executed by each purchase of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

    10.06     Escrow Agreement, dated November 6, 1998, among the
          Partnership, Demeter Management Corporation, Dean Witter Reynolds Inc., and Chemical Bank is incorporated by reference in Exhibit
          10.06 of the Partnership's Form 10-Q (File No. 0-25603) for the quarter ended March 31, 1999.

    10.07 Subscription Agreement Update Form is incorporated by reference to Exhibit C of the Partnership's Prospectus dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

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




                        Morgan Stanley Dean Witter Charter
                        Graham L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2000       By:/s/Raymond E. Koch     __________
                              Raymond E. Koch
                              Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.