Form 10-K
period 2000-12-31
MORGAN STANLEY DEAN WITTER CHARTER GRAHM LP
filed 2001-03-30
CIK 1066656

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the year ended December 31, 2000 or

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

             Units of Limited Partnership Interest

                        (Title of Class)

     Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No  _____

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $27,868,838 at January 31, 2001.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)


       MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 2000

                              Page No.
DOCUMENTS  INCORPORATED BY REFERENCE. . . . . . . . .  .  .  .  .
 . . . .  1

Part I .

  Item  1.Business. . . . . . . . . . . . . . . . . . . . . . . .
2-5

  Item  2.Properties. . . . . . . . . . . . . . . . . . . . . . .
 . 5

   Item  3.Legal Proceedings. . . . . . . . . . . . . . . . . . .
5-6

   Item  4.Submission of Matters to a Vote of Security Holders. .
 . .6

Part II.

  Item  5.Market for the Registrant's Partnership Units
           and Related Security Holder Matters. . . . . . . . . .
 . 7-8

   Item  6. Selected Financial Data. . . . .. . . . . . . . . . .
 . ...9

  Item  7.Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .
10-19

  Item 7A. Quantitative and Qualitative Disclosures About
            Market Risk . . . . . . . . . . . . . . . . . . . . .
20-32

  Item  8. Financial Statements and Supplementary Data. . . . . .
 . .33

  Item  9.Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . .
 . .33
Part III.

   Item  10.Directors and Executive Officers of the Registrant  .
34-38

  Item 11. Executive Compensation . . . . . . . . . . . . . . . .
 .  38

  Item 12.Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . .  .  .
 .. 38

  Item 13. Certain Relationships and Related Transactions. .  . .
 . .39

Part IV.

    Item   14.                                          Exhibits,
Financial Statement Schedules, and
           Reports on Form 8-K. . . . . . . . . . . . . . .  .  .
 . .40


            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-
K

     Partnership's Prospectus dated
     October 11, 2000                                I

     Annual Report to Morgan Stanley
     Dean Witter Charter Series Limited
     Partners for the year ended
     December 31, 2000                        II, III and IV

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

L.P.,  Morgan Stanley Dean Witter Charter Welton L.P. and  Morgan

Stanley   Dean  Witter  Charter  DWFCM  L.P.  (formerly,   "DWFCM

International Access Fund L.P.").



The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds,  Inc.  ("DWR").   The clearing  commodity  brokers  are

Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley

&  Co.  International Limited ("MSIL").  Prior to November  2000,

Carr  Futures  Inc.  provided clearing  and  execution  services.

Demeter, DWR, MS & Co. and MSIL are wholly-owned subsidiaries  of

Morgan  Stanley  Dean  Witter  &  Co.  ("MSDW").  Graham  Capital

Management  L.P. (the "Trading Advisor"), is the trading  advisor to the Partnership.

The  Partnership  registered  an additional  6,000,000  units  of limited  partnership  interest  ("Unit(s)")  pursuant  to  a  new

Registration  Statement on Form S-1 (SEC File Number  333-91563),

which became effective on March 27, 2000.



Units  are sold at monthly closings at a price equal to  100%  of the  net asset value per Unit as of the close of business on  the

last  day  of  each  month.   The managing  underwriter  for  the

Partnership is DWR.



The  Partnership's net asset value per Unit at December 31,  2000 was  $12.55, representing an increase of 22 percent from the  net asset value per Unit of $10.29 at December 31, 1999.  For a  more

detailed   description   of  the  Partnership's   business,   see

subparagraph (c).



(b)   Financial   Information  about  Segments.   For   financial

information  reporting  purposes the  Partnership  is  deemed  to engage  in  one  industry  segment, the  speculative  trading  of

futures,   forwards,   and  options.   The   relevant   financial

information is presented in Items 6 and 8.



(c) Narrative Description of Business.  The Partnership is in the

business of speculative trading of futures, forwards and options,

pursuant to trading instructions provided by the Trading Advisor.

For a detailed description of the different facets of the

Partnership's  business, see those portions of the  Partnership's

prospectus,   dated   October  11,   2000   (the   "Prospectus"),

incorporated by reference in this Form 10-K, set forth below.

  Facets of Business

    1. Summary                   1.  "Summary" (Pages 1-9 of
                                      the Prospectus).

       2.     Futures,  Options, and  2. "The  Futures,  Options,
       and        Forwards Markets      Forwards Markets" (Pages
                                            121-125    of     the
       Prospectus).

    3. Partnership's Trading     3.  "Use of Proceeds, Investment
       Arrangements and               Objectives, and Trading
       Policies                       Policies" (Pages 23-29
                                      of the Prospectus). "The
                                      Trading Advisors" (Pages
                                      60-98 of the Prospectus).

       4.    Management   of  the  Part-   4.   "The   Management
       Agreements"
                                             nership        (Page
                                        60 of the Prospectus).
                                                             "The
                                        General Partner" (Pages
                                             55-58     of     the
       Prospectus).
                                       "The Commodity Brokers
                                       (Pages 100-102 of the
                                      Prospectus) and "The
                                        Limited Partnership
                                        Agreements" (Pages 104-
               107 of the Prospectus).

    5. Taxation of the Partner-  5.  "Material Federal Income
       ship's Limited Partners        Tax Considerations" and
                                     "State and Local Income Tax
                                      Aspects" (Pages 113-120
                                      of the Prospectus).


(d)    Financial Information about Geographic Areas.

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

10048.



Item 3.  LEGAL PROCEEDINGS

Similar  class actions were filed in 1996 in California  and  New

York State courts.  Each of these actions were dismissed in 1999.

However, the New York State class action discussed below is still pending  because plaintiffs appealed the trial court's  dismissal of their case on March 3, 2000.



On  September 18 and 20, 1996, purported class actions were filed in  the  Supreme Court of the State of New York, New York County,

on  behalf  of all purchasers of interests in limited partnership commodity  pools  sold  by  DWR.  Named defendants  include  DWR,

Demeter,  MSDW,  certain limited partnership commodity  pools  of which Demeter is the general partner and certain trading advisors to  those  pools.  A consolidated and amended  complaint  in  the action pending in the Supreme Court of the State of New York  was filed  on August 13, 1997, alleging that the defendants committed fraud,  breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. The complaints sought unspecified amounts of compensatory and punitive damages and other relief. The New  York

Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did  in  early December 1998. The defendants filed  a  motion  to dismiss the amended complaint with prejudice on February 1, 1999.

By  decision dated December 21, 1999, the New York Supreme  Court

dismissed the case with prejudice.   However, on March  3,  2000,

plaintiffs appealed the trial court's dismissal of their case.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

Item 5.   MARKET  FOR  THE  REGISTRANT'S  PARTNERSHIP  UNITS  AND
          RELATED SECURITY HOLDER MATTERS

(a) Market Information

There  is no established public trading market for Units  of  the

Partnership.



(b) Holders

The  number  of  holders  of  Units  at  December  31,  2000  was approximately 1,375.



(c) Distributions

No  distributions  have  been made by the  Partnership  since  it commenced trading operations on March 1, 1999. Demeter  has  sole discretion to decide what distributions, if any, shall be made to investors in the Partnership.  Demeter currently does not  intend to make any distribution of Partnership profits.



(d) Use of Proceeds

The   Partnership  registered  3,000,000  Units  pursuant  to   a

Registration  Statement on Form S-1 (SEC File Number  333-60115),

which  became  effective  on November 6,  1998.  The  Partnership registered  an  additional 6,000,000  Units  pursuant  to  a  new

Registration  Statement on Form S-1 (SEC File Number  333-91563),

which became effective on March 27, 2000. Units are sold at monthly closings at a price equal to 100% of the net asset value per  Unit  as  of the close of business on the last day  of  each month.



Through December 31, 2000, 2,791,217.008 Units were sold, leaving

6,208,782.992  Units unsold at December 31, 2000.  The  aggregate

price   of   the  Units  sold  through  December  31,  2000   was

$27,082,831. The managing underwriter for the Partnership is DWR.



Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership  for  use in accordance  with  the  "Use  of

Proceeds, Investment Objectives, and Trading Policies" section of the Prospectus.


     Item 6.    SELECTED FINANCIAL DATA (in dollars)

                                                          For the Period from
                                                             March 1, 1999
                                                            (commencement
                                    For the year ended        of operations) to
                                                   December 31, 2000         December 31, 1999

     Total Revenues
     (including interest)              8,225,638                 2,354,804

     Net Income                5,323,879            1,425,179

     Net Income
     Per Unit (Limited
     & General Partners)                2.26                         .29

     Total Assets            30,380,410              21,028,305


     Total Limited
     Partners' Capital           28,446,182                    20,424,608

     Net Asset Value
     Per Unit                               12.55                      10.29












Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in

separate   futures,  forwards,  and  options   trading   accounts

established  for the Trading Advisor, which assets  are  used  as margin  to engage in trading. The assets are held in either  non-

interest-bearing bank accounts or in securities  and  instruments permitted  by  the Commodity Futures Trading Commission  ("CFTC")

for  investment  of  customer segregated or secured  funds.   The

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



Capital  Resources.  The Partnership does not have, or expect  to have,  any capital assets.  Redemptions, exchanges and  sales  of additional  Units in the future will affect the amount  of  funds available  for  investments in futures, forwards and  options  in subsequent  periods.  It is not possible to estimate  the  amount and therefore the impact of future redemptions.

Results of Operations.

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets.  The following presents a summary  of  the  Partnership's operations  for  the  year  ended

December  31,  2000  and the period from March  1,  1999  through

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



At  December  31,  2000,  the  Partnership's  total  capital  was

$28,771,158,  an  increase of $8,110,046 from  the  Partnership's total capital of $20,661,112 at December 31, 1999.  For the  year ended December 31, 2000, the Partnership generated net income  of

$5,323,879, total subscriptions aggregated $7,687,343  and  total redemptions aggregated $4,901,176.

For  the  year ended December 31, 2000, the Partnership  recorded total  trading revenues, including interest income, of $8,225,638

and  posted  an increase in net asset value per Unit.   The  most

significant  gains of approximately 15.8% were  recorded  in  the currency  markets  primarily during January,  April,  August  and

October from short positions in the euro and Swiss franc  as  the value of these European currencies weakened relative to the  U.S.

dollar   amid   skepticism  about  Europe's   economic   outlook.

Additional  gains  were recorded primarily during  November  from short  positions  in the Korean won as its value weakened  versus the  U.S. dollar due to concerns over political and economic woes in  that region.  In the interest rate futures markets, gains  of approximately 12.9% were recorded primarily during  November  and

December  from  long positions in U.S. interest rate  futures  as prices climbed higher amid a drop in stock prices and as fears of an  economic slowdown drew investors to the perceived  safety  of government  securities.  Additional gains  were  recorded  during

December  from long positions in European and Australian interest rate futures as prices in these markets rose amid the speculation that  the U.S. Federal Reserve would lower interest rates in  the near future.  In the energy markets, gains of approximately 11.9%

were  recorded primarily during May, August, September,  November and December from long positions in natural gas futures as prices

climbed  to  all-time highs amid supply and storage concerns.   A

portion of the Partnership's overall gains was partially offset by losses of approximately 3.7% recorded in the metals markets primarily  during  November and December from long  positions  in copper  and  aluminum futures as prices declined  after  concerns mounted  that  demand  would weaken amid a cooling  of  the  U.S.

economy.  Total expenses for the year were $2,901,759,  resulting in  net  income  of $5,323,879.  The net asset value  of  a  Unit increased from $10.29 at December 31, 1999 to $12.55 at  December

31, 2000.



At  December  31,  1999,  the  Partnership's  total  capital  was

$20,661,112,  an  increase of $16,297,976 from the  Partnership's total  capital of $4,363,136 at February 26, 1999. For the period from  March 1, 1999 (commencement of operations) through December

31,  1999 ended December 31, 1999, the Partnership generated  net income  of $1,425,179, total subscriptions aggregated $15,282,352 and total redemptions aggregated $409,555.



For  the period ended December 31, 1999, the Partnership recorded total  trading  revenues including interest income of  $2,354,804 and  posted  an  increase in net asset value per Unit.  The  most significant  gains of approximately 7.19% were  recorded  in  the global  stock index futures markets primarily during  the  fourth

quarter.   Gains  were recorded in the U.S. and  European  equity

markets  of  10.76%  and  4.31%, respectively,  as  many  markets experienced  significant year-end rallies.  The overall  strength of U.S. stocks boosted European stocks specifically in Germany,

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

1998.   Long positions in crude oil benefited from the  improving

global demand for energy and the decreased supply.  A portion  of

the   Partnership's  overall  gains  was  offset  by  losses   of

approximately 1.51% recorded in the agricultural markets.   Short

corn  futures positions proved unprofitable when prices  reversed higher in the second quarter on a seasonally driven rally.  Total expenses for the period were $929,625, resulting in net income of

$1,425,179.  The net asset value of a Unit increased from  $10.00 at  inception of trading on March 1, 1999 to $10.29  at  December

31, 1999.



The  Partnership's  overall performance record represents  varied results  of  trading in different futures, forwards, and  options

markets.   For  a  further description of 2000  trading  results,

refer  to  the letter to the Limited Partners in the accompanying

Annual Report to Limited Partners for the year ended December 31,

2000, which is incorporated by reference to Exhibit 13.01 of this

Form

10-K.  The Partnership's gains and losses are allocated among its partners for income tax purposes.



Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit

risk.   The Partnership may trade futures, forwards, and  options

in  agricultural  and  energy products, currencies,  metals,  and stock indices.  In entering into these contracts, the Partnership is  subject  to  the  market  risk that  such  contracts  may  be significantly influenced by market conditions, such  as  interest rate volatility, resulting in such contracts being less valuable.

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



Third,  with respect to forward contract trading, the Partnership trades  with  only  those counterparties which Demeter,  together with  DWR,  have determined to be creditworthy.  The  Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.



See  "Financial Instruments" under Notes to Financial  Statements in  the  Partnership's Annual Report to Limited Partners for  the

year  ended December 31, 2000, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Item 7A. QUANTITATIVE  AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
         RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative trading  of futures, forwards, and options.  The market-sensitive instruments  held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially  all of  the Partnership's assets are at risk of trading loss.  Unlike an operating company, the risk of market-sensitive instruments is central,  not  incidental,  to  the Partnership's  main  business activities.



The  futures,  forwards, and options, traded by  the  Partnership involve  varying degrees of related market risk.  Market risk  is often  dependent  upon  changes in the  level  or  volatility  of

interest   rates,  exchange  rates,  and  prices   of   financial

instruments and commodities.  Fluctuations in market  risk  based upon  these factors result in frequent changes in the fair  value of  the  Partnership's open positions, and, consequently, in  its earnings and cash flow.



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

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized, and its
cash  flow.   Profits  and losses on open positions  of  exchange

traded-futures  interests  are settled  daily  through  variation margin.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by primary market risk category as of December 31, 2000 and 1999.

At   December   31,  2000  and  1999,  the  Partnership's   total

capitalization  was approximately $29 million  and  $21  million,

respectively.

     Primary  Market      December 31, 2000    December 31,  1999
Risk Category         Value at Risk         Value at Risk
     Interest   Rate               (2.77)%                (0.90)%

Currency                   (0.64)               (1.45)

     Equity                        (0.42)                  (0.81)

Commodity                  (0.90)               (0.55)

     Aggregate Value at Risk    (2.77)%              (2.05)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31,  2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only business is the speculative trading of futures, forwards and options,  the  composition of its trading  portfolio  can  change significantly over any given time period, or even within a single trading  day.  Any changes in open positions could positively  or negatively materially impact market risk as measured by VaR.



The  table  below  supplements  the  December  31,  2000  VaR  by presenting  the  Partnership's high, low and average  VaR,  as  a percentage  of total net assets for the four quarterly  reporting periods from January 1, 2000 through December 31, 2000.

Primary Market Risk Category      High       Low      Average

Interest Rate                    (2.77)%   (0.96)%    (1.68)%

Currency                         (2.33)    (0.64)     (1.60)

Equity                           (1.21)    (0.40)     (0.69)

Commodity                        (1.59)    (0.90)     (1.30)

Aggregate Value at Risk          (3.30)%   (1.93)%    (2.78)%


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

Partnership's open positions thus creates a "risk  of  ruin"  not usually  found in other investments.  The relative  size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at December 31, 2000 and 1999 and for the end  of the  four quarterly reporting periods during calendar year  2000.

Since  VaR is based on historical data, VaR should not be  viewed as  predictive of the Partnership's future financial  performance

or  its  ability  to manage or monitor risk.   There  can  be  no

assurance  that the Partnership's actual losses on  a  particular day  will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk they may represent are immaterial. At December 31, 2000, the

Partnership's cash balance at DWR was approximately  84%  of  its total  net  asset value.  A decline in short-term interest  rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered to be material.

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



The  following  were the primary trading risk  exposures  of  the

Partnership as of December 31, 2000, by market sector.  It may be anticipated  however,  that  these  market  exposures  will  vary materially over time.



Interest Rate.  The primary market exposure at December 31,  2000 was  in  the global interest rate sector.  Exposure was primarily spread  across  the  U.S., European, and Japanese  interest  rate

sectors.   Interest rate movements directly affect the  price  of

the  sovereign bond futures positions held by the Partnership and indirectly  affect  the  value of its stock  index  and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

The  G-7  countries  consist of France, U.S.,  Britain,  Germany,

Japan,  Italy  and Canada.  However, the Partnership  also  takes futures positions in the government debt of smaller nations

-  e.g.  Australia.  Demeter anticipates that G-7  and  Australia interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest  rates that have the most effect on the Partnership  are changes  in long-term, as opposed to short-term, rates.  Most  of the speculative futures positions held by the Partnership are  in medium-  to long-term instruments.  Consequently, even a material change  in  short-term  rates would have  little  effect  on  the

Partnership,  were  the  medium- to  long-term  rates  to  remain steady.



Currency.   The  second largest market exposure at  December  31,

2000  was  in  the  currency sector.  The Partnership's  currency exposure is to exchange rate fluctuations, primarily fluctuations

which   disrupt  the  historical  pricing  relationships  between

different  currencies and currency pairs.  Interest rate  changes as  well  as political and general economic conditions  influence these fluctuations.  The Partnership trades in a large number  of currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  At December 31, 2000, the

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

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  December 31, 2000, the  Partnership's  primary

exposures were to the TOPIX (Japan), Hang Seng (China),  and  DAX

(Germany) stock indices.  The Partnership is primarily exposed to the  risk of adverse price trends or static markets in the  U.S.,

European,  and Japanese indices.  Static markets would not  cause major  market  changes  but  would  make  it  difficult  for  the

Partnership  to  avoid  being  "whipsawed"  into  numerous  small losses.



Commodity.

Energy.  On December 31, 2000, the Partnership's energy  exposure was  shared primarily by futures contracts in the crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.



Metals.  The Partnership's primary metals market exposure  is  to

fluctuations  in the price of gold and palladium.   Although  the

Trading Advisor will from time to time trade base metals such  as

zinc   and  nickel,  the  principal  market  exposures   of   the

Partnership  have consistently been to precious metals,  such  as gold  and palladium.  Gold prices continued to be volatile during

the  quarter.   Demeter  anticipates that  precious  metals  will

remain the primary metals market exposure of the Partnership.



Soft  Commodities and Agriculturals.  On December 31,  2000,  the

Partnership  had  exposure  to the markets  that  comprise  these sectors.  Most of the exposure, however, was to the cocoa,  corn,

and  cotton  markets.   Supply  and demand  inequalities,  severe

weather   disruption,  and  market  expectations   affect   price

movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of December 31, 2000:



     Foreign   Currency  Balances.   The  Partnership's   primary

     foreign  currency  balances at December  31,  2000  were  in euros, Australian dollars, Japanese yen, and British pounds.

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



Supplementary data specified by Item 302 of Regulation S-K:



            Summary of Quarterly Results (Unaudited)

                                                          Net
Income/
                                                  (Loss) Per
Quarter                            Net          Unit of Limited
Ended                Revenue        Income/(Loss)
Partnership Interest

2000
March 31           $   645,703    $      76,251         $ 0.04
June 30        (2,661,171)      (3,154,240)         (1.42)
September 30    1,159,061          695,863           0.31
December 31     9,082,045        7,706,005           3.33

Total              $ 8,225,638    $   5,323,879         $ 2.26


1999
March 31           $  (317,134)   $    (349,858)        $(0.80)
June 30           570,495          392,101           0.42
September 30      911,488          593,509           0.31
December 31     1,189,955          789,427           0.36

Total              $ 2,354,804    $   1,425,179         $ 0.29




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




Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 40, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President  and  a  Director  of Dean Witter  Futures  &  Currency

Management Inc. ("DWFCM").  Mr. Murray is currently a Senior Vice

President of DWR's Managed Futures Department.  Mr. Murray  began his  career at DWR in 1984 and is currently the Director  of  the

Managed  Futures  Department. In this  capacity,  Mr.  Murray  is responsible  for  overseeing all aspects of  the  firm's  Managed

Futures  Department.   Mr.  Murray  previously  served  as   Vice

Chairman  and  a  Director of the Managed Funds  Association,  an

industry  association  for investment professionals  in  futures,

hedge   funds  and  other  alternative  investments.  Mr.  Murray

graduated from Geneseo State University in May 1983 with  a  B.A.

degree in Finance.



Mitchell  M. Merin, age 47, is a Director of Demeter.  Mr.  Merin

is also a Director of DWFCM.  Mr. Merin was appointed the Chief

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



Joseph  G.  Siniscalchi, age 55, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 59, is a Director of Demeter.   Mr.

Oelsner is currently an Executive Vice President and head of  the

Product Development Group at Morgan Stanley Dean Witter Advisors.

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

Boston  Corporation  as a member of the Research  and  Investment

Banking Departments from 1967 to 1981.  Mr. Oelsner received  his

M.B.A. in Finance from the Columbia University Graduate School of

Business   in  1966  and  an  A.B.  in  Politics  from  Princeton

University in 1964.



Richard  A. Beech, age 49, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

He has been at DWR since August 1984 where he is presently Senior

Vice  President and head of Branch Futures.  Mr. Beech began  his career  at  the Chicago Mercantile Exchange, where he became  the

Chief Agricultural Economist doing market analysis, marketing and compliance.  Prior to joining DWR, Mr. Beech also had  worked  at two  investment  banking firms in operations,  research,  managed futures and sales management.



Raymond  A. Harris, age 44, is a Director of Demeter. Mr.  Harris

is    currently   Executive   Vice   President,   Planning    and

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



Anthony  J.  DeLuca,  age  38, became a Director  of  Demeter  on

September 14, 2000.  Mr. DeLuca is also a Director of DWFCM.  Mr.

DeLuca was appointed the Controller of Asset Management for  MSDW in  June  1999.  Prior to that, Mr. DeLuca was a partner  at  the accounting  firm of Ernst & Young LLP, where he  had  MSDW  as  a

major  client.   Mr. DeLuca had worked continuously  at  Ernst  &

Young  LLP  ever  since  1984,  after  he  graduated  from   Pace

University with a B.B.A. degree in Accounting.



Raymond  E. Koch, age 45, is Chief Financial Officer of  Demeter.

Effective July 10, 2000, Mr. Koch replaced Mr. Raibley  as  Chief

Financial Officer of Demeter.  Mr. Koch began his career at  MSDW in  1988,  has  overseen the Managed Futures Accounting  function since  1992,  and is currently First Vice President, Director  of

Managed  Futures  and Realty Accounting.  From November  1979  to

June  1988,  Mr. Koch held various positions at Thomson  McKinnon

Securities, Inc. culminating as Manager, Special Projects in  the

Capital  Markets Division.  From August 1977 to November 1979  he

was  an  auditor, specializing in financial services at  Deloitte

Haskins and Sells. Mr. Koch received his B.B.A. in accounting from Iona College in 1977, an M.B.A. in finance from Pace

University in 1984 and is a Certified Public Accountant.



Lewis  A.  Raibley, III, age 38, served as Vice President,  Chief

Financial Officer, and a Director of Demeter and DWFCM until  his resignation from MSDW on July 1, 2000.



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


Item 12. SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS  AND
         MANAGEMENT

(a)  Security  Ownership of Certain Beneficial  Owners  -  As  of

December  31, 2000, there were no persons known to be  beneficial owners of more than 5 percent of the Units.



(b)  Security  Ownership of Management - At  December  31,  2000,

Demeter  owned  25,884.600 Units of General Partnership  Interest representing a 1.13 percent interest in the Partnership.



(c) Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 2000, which  is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its  capacity as the Partnership's retail commodity  broker,  DWR received  commodity  brokerage fees  (paid  and  accrued  by  the

Partnership) of $1,517,906 for the year ended December 31, 2000.









































                          PART IV

Item  14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON

FORM 8-K

(a)  1. Listing of Financial Statements

The  following  financial statements and reports  of  independent auditors,  all  appearing in the accompanying  Annual  Report  to

Limited  Partners  for  the  year ended  December  31,  2000  are incorporated by reference to Exhibit 13.01 of this Form 10-K:

- Report of Deloitte & Touche LLP, independent auditors, for the year ended December 31, 2000 and the period from March 1, 1999 (commencement of operations) to December 31, 1999.

-   Statements of Financial Condition as of December 31, 2000 and
1999.

-     Statements of Operations, Changes in Partners' Capital, and
  Cash Flows for the year ended December 31, 2000 and the period from March 1, 1999 (commencement of operations) to December 31,
  1999.

-  Notes to Financial Statements.


With  the  exception  of the aforementioned information  and  the information incorporated in Items 7, 8, and 13, the Annual Report to  Limited Partners for the year ended December 31, 2000 is  not deemed to be filed with this report.



2.  Listing of Financial Statement Schedules

No  financial statement schedules are required to be  filed  with this report.



(b)  Reports on Form 8-K

No  reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.



(c)  Exhibits

Refer to Exhibit Index on Pages E-1 to E-3.

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

                                         MORGAN  STANLEY  DEAN  WITTER
                         CHARTER GRAHAM L.P.
                                                  (Registrant)

                                           BY:    Demeter   Management
                         Corporation,
                                                  General Partner

March 30, 2001      BY: /s/ Robert E. Murray           .
                            Robert E. Murray, Director,
                            Chairman of the Board and
                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/   Robert E. Murray                             March 30, 2001
          Robert E. Murray, Director,
          Chairman of the Board and
          President

    /s/    Mitchell M. Merin                           March 30, 2001
           Mitchell M. Merin, Director

    /s/   Joseph G. Siniscalchi                        March 30, 2001
          Joseph G. Siniscalchi, Director

    /s/   Edward C. Oelsner III                        March 30, 2001
          Edward C. Oelsner III, Director

    /s/    Richard A. Beech                            March 30, 2001
           Richard A. Beech, Director

    /s/    Raymond A. Harris                           March 30, 2001
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                           March 30, 2001
           Anthony J. DeLuca, Director

    /s/   Raymond E. Koch                              March 30, 2001
          Raymond E. Koch, Chief
          Financial Officer and Principal
          Accounting Officer

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

3.02 Certificate of Limited Partnership, dated July 15, 1998, is incorporated by reference to Exhibit 3.02 of the Partnership's Registration Statement on Form S-1 (File No. 333-91563) filed with the Securities and Exchange Commission on September 22, 2000.

10.01 Customer Agreement, dated as of November 6, 1998, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.01 of the Partnership's Registration Statement on Form S-1 (File No. 333-91563) filed with the Securities and Exchange Commission on September 22, 2000.

10.02 Management Agreement, dated as of November 6, 1998, among the Partnership, Demeter Management Corporation, and Capital Management L.P. is incorporated by reference to
      Exhibit 10.02 of the Partnership's Registration Statement on Form S-1 (File No. 333-91563) filed with the Securities and Exchange Commission on September 22, 2000.

10.03 Customer Agreement, dated as of November 6, 1998, among the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
      10.01 (a) of the Partnership's Registration Statement on Form S-1 (File No. 333-91563) filed with the Securities and Exchange Commission on September 22, 2000.

10.04 International Foreign Exchange Master Agreement, dated as of November 6, 1998, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.01 (b) of the Partnership's Registration Statement on Form S-1 (File No. 333-91563) filed with the Securities and Exchange Commission on September 22, 2000.

10.05      Subscription  and  Exchange  Agreement  and  Power  of
      Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.
10.06 Escrow Agreement, dated November 6, 1998, among the Partnership, Demeter Management Corporation, Dean Witter Reynolds Inc., and Chemical Bank is incorporated by reference in Exhibit
10.04 (a) of the Partnership's Registration Statement on Form S-1 (File No. 333-91563) filed with the Securities ad Exchange
Commission on September 22, 2000.

10.07 Form of Amended and Restated Escrow Agreement among the Partnership, Morgan Stanley Dean Witter Charter Millburn L.P., Morgan Stanley Dean Witter Charter Welton L.P., Morgan Stanley Dean Witter Charter DWFCM L.P., Dean Witter Reynolds, Inc., and the Chase Manhattan Bank is incorporated by reference to Exhibit 10.04 (a) of the Partnership's Registration Statement on Form S-1 (File No. 333-91563) filed with the Securities and Exchange Commission on September 22, 2000.

10.08 Form of Amended and Restated Customer Agreement among the Partnership and Dean Witter Reynolds, Inc., is incorporated by reference to Exhibit 10.05 of the Partnership's Registration Statement on Form S-1 (File No. 333-91563) filed with the Securities and Exchange Commission on September 22, 2000.

10.09 Form of Customer Agreement among the Partnership, Morgan Stanley & Co., Inc., and Dean Witter Reynolds, Inc. is incorporated by reference to exhibit 10.06 of the Partnership's Registration Statement on Form S-1 (File No. 333-91563) filed with the Securities and Exchange Commission on September 22, 2000.

10.10 Form of Customer Agreement among the Partnership, Morgan Stanley & Co. International Limited, and Morgan Stanley & Co., Inc. is incorporated by reference to exhibit 10.07 of the Partnership's Registration Statement on Form S-1 (File No. 333-91563) filed with the Securities and Exchange Commission on September 22, 2000.

10.11 Form of Foreign Exchange and Options Master Agreement among the Partnership and Morgan Stanley & Co., Inc. is incorporated by reference to exhibit 10.08 of the Partnership's Registration Statement on Form S-1 (File No. 333-91563) filed with the Securities and Exchange Commission on September 22, 2000.

10.12 Subscription Agreement Update Form is incorporated by reference to exhibit C of the Partnership's Prospectus dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

13.01 December 31, 2000 Annual Report to Limited Partners is filed herewith.

Morgan Stanley
Dean Witter
Charter Series

December 31, 2000
Annual Report

MORGAN STANLEY DEAN WITTER

Morgan Stanley Dean Witter Charter Series
Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year for each Fund in the Morgan Stanley Dean Witter Charter Series. Also provided is the inception-to-date return and the annualized return since inception for each Fund. PAST PERFORMANCE IS NOT NECES-SARILY INDICATIVE OF FUTURE RESULTS.

--------------------------------------------------------------------------------

CHARTER DWFCM

Year                       Return
----                       ------
1994 (10 months)            -7.3%
1995                        21.9%
1996                         4.0%
1997                        26.2%
1998                         5.1%
1999                        -9.2%
2000                        23.8%
Inception-to-Date Return:   75.0%
Annualized Return:           8.5%

---------------------------------

CHARTER GRAHAM

Year                       Return
----                       ------
1999 (10 months)             2.9%
2000                        22.0%
Inception-to-Date Return:   25.5%
Annualized Return:          13.1%

---------------------------------

CHARTER MILLBURN

Year                       Return
----                       ------
1999 (10 months)            -7.2%
2000                        12.1%
Inception-to-Date Return:    4.0%
Annualized Return:           2.2%

---------------------------------

CHARTER WELTON

Year                       Return
----                       ------
1999 (10 months)           -10.7%
2000                        -8.2%
Inception-to-Date Return:  -18.0%
Annualized Return:         -10.2%

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Morgan Stanley Dean Witter Charter Series
Annual Report
2000

Dear Limited Partner:

This marks the second annual report for Morgan Stanley Dean Witter Charter Gra-ham, Charter Millburn and Charter Welton. It also marks the seventh annual re-port for Morgan Stanley Dean Witter Charter DWFCM (formerly known as DWFCM In-ternational Access Fund L.P.). The Net Asset Value per Unit for each of the four Charter Series Funds on December 31, 2000 was as follows:

                                                                                           % change
     Funds                              N.A.V.                                             for year
     -----                              ------                                             --------
Charter DWFCM                           $17.50                                               23.8%
Charter Graham                          $12.55                                               22.0%
Charter Millburn                        $10.40                                               12.1%
Charter Welton                          $ 8.20                                               -8.2%

Charter DWFCM

The Fund recorded profits primarily in the energy sector from long positions in natural gas and crude oil futures as prices rose on a combination of cold weather, declining inventories and increasing demand. Additional gains were al-so recorded throughout the first three quarters of the year in the currency markets from short positions in the euro, Swiss franc and Swedish krona as the value of these European currencies weakened relative to the U.S. dollar amid skepticism about Europe's economic outlook. Later in the year, as the direction of the U.S. dollar reversed, additional gains were recorded from long positions in the euro, Swiss franc and Swedish krona versus the U.S. dollar as a result of new confidence in the European economy and an overall skepticism regarding the U.S. economy. A portion of these profits was offset by losses incurred in the Fund primarily in the metals markets during the last half of the year from long positions in aluminum futures as prices declined after concerns mounted that demand would weaken amid a cooling of the U.S. economy. Additional losses were posted in the global stock index futures markets as the S&P 500 Index moved in a very choppy pattern resulting in losses for both long and short po-sitions.

Charter Graham

The Fund recorded gains primarily in the currency markets from short positions in the euro and Swiss franc as their respective values weakened relative to the U.S. dollar amid skepticism about Europe's economic outlook. In the global in-terest rate futures markets, additional gains were recorded later in the year from long positions in U.S. interest rate futures as prices climbed higher amid a drop in stock prices and on fears of an economic slowdown in the U.S. Profits were also posted in the energy markets from long positions in natural gas futures as prices moved higher amid supply and storage concerns. A portion of the Fund's gains was offset by losses incurred in the metals markets from long positions in copper and aluminum futures as prices declined later in the year after concerns mounted that demand would weaken amid a cooling of the U.S. economy. Additional losses were recorded in the agricultural markets from long positions in corn and soybean futures as prices declined throughout a majority of the second quarter due to forecasts for heavy rain in the U.S. growing re-gions.

Charter Millburn

The Fund produced gains primarily in the energy markets from long futures posi-tions in crude oil and its related products as prices increased amid increasing demand and rising concerns regarding supplies and production levels. Additional gains were recorded later in the year in the global interest rate futures mar-kets from long positions in U.S. interest rate futures as prices climbed higher amid a drop in stock prices and on fears of an economic slowdown in the U.S. A portion of these gains was offset by losses experienced primarily in the global stock index futures markets from long futures positions in the Hang Seng Index as most global equity prices reversed lower in early January amid fears of in-terest rate hikes and during March and June due to trendless price movement within most of the world's stock markets.

Charter Welton

The Fund experienced losses primarily in the global stock index futures markets from long positions in U.S. stock index futures due to price volatility in the U.S. equity markets and on fears of an interest rate hike. Additional losses were recorded in the metals markets from short aluminum futures positions as prices reversed sharply higher during mid-June on institutional buying and fears that U.S. capacity could be hit further by power shortages. Additional losses were incurred in the metals markets throughout the fourth quarter from long positions in copper and aluminum futures as prices declined after concerns mounted that demand would weaken amid a cooling of the U.S. economy. These losses were mitigated by profits recorded in the energy markets from long positions in natural gas and crude oil futures as prices rose on a combination of severe winter weather in the Northeast, falling supply levels and rising demand. Additional gains were generated in the global interest rate futures markets from long positions in U.S. interest rate futures as prices climbed higher amid a drop in stock prices and on fears of an economic slowdown in the U.S.

Should you have any questions concerning this report, please feel free to con-tact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Morgan Stanley Dean Witter Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,

    /s/ Robert E. Murray
    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Morgan Stanley Dean Witter Charter Series
Independent Auditors' Report

The Limited Partners and the General Partner of
Morgan Stanley Dean Witter Charter DWFCM L.P. (formerly, DWFCM International Access Fund L.P.) Morgan Stanley Dean Witter Charter Graham L.P. Morgan Stanley Dean Witter Charter Millburn L.P.
Morgan Stanley Dean Witter Charter Welton L.P.:

We have audited the accompanying statements of financial condition of Morgan Stanley Dean Witter Charter DWFCM L.P., Morgan Stanley Dean Witter Charter Gra-ham L.P., Morgan Stanley Dean Witter Charter Millburn L.P. and Morgan Stanley Dean Witter Charter Welton L.P. (collectively, the "Partnerships") as of Decem-ber 31, 2000 and 1999 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2000 for Morgan Stanley Dean Witter Charter DWFCM L.P., and for the year ended December 31, 2000 and period from March 1, 1999 (commence-ment of operations) to December 31, 1999 for Morgan Stanley Dean Witter Charter Graham L.P., Morgan Stanley Dean Witter Charter Millburn L.P., and Morgan Stan-ley Dean Witter Charter Welton L.P. These financial statements are the respon-sibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accept-ed in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall fi-nancial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material re-spects, the financial position of Morgan Stanley Dean Witter Charter DWFCM L.P., Morgan Stanley Dean Witter Charter Graham L.P., Morgan Stanley Dean Wit-ter Charter Millburn L.P. and Morgan Stanley Dean Witter Charter Welton L.P. at Decem-

Morgan Stanley Dean Witter Charter Series
Independent Auditors' Report

ber 31, 2000 and 1999 and the results of operations and cash flows for each of the three years in the period ended December 31, 2000 for Morgan Stanley Dean Witter Charter DWFCM L.P., and for the year ended December 31, 2000 and period from March 1, 1999 (commencement of operations) to December 31, 1999 for Morgan Stanley Dean Witter Charter Graham L.P., Morgan Stanley Dean Witter Charter Millburn L.P., and Morgan Stanley Dean Witter Charter Welton L.P. in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP

New York, New York
February 16, 2001

Morgan Stanley Dean Witter Charter DWFCM L.P.
(formerly, DWFCM International Access Fund L.P.)

Statements of Financial Condition

                                                       December 31,
                                                   ----------------------
                                                      2000        1999
                                                   ----------  ----------
                                                       $           $
                     ASSETS
Equity in futures interests trading accounts:
 Cash                                              34,507,098  36,135,527
 Net unrealized gain on open contracts (MS&Co.)     4,714,032      --
 Net unrealized loss on open contracts (MSIL)        (842,031)     --
 Net unrealized gain on open contracts (Carr)          --         608,697
                                                   ----------  ----------
 Total net unrealized gain on open contracts        3,872,001     608,697
                                                   ----------  ----------
 Total Trading Equity                              38,379,099  36,744,224
Subscriptions receivable                              193,359      --
Interest receivable (DWR)                             182,914     130,006
                                                   ----------  ----------
 Total Assets                                      38,755,372  36,874,230
                                                   ==========  ==========
                   LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                   930,780     526,756
Accrued incentive fees                                205,168      --
Accrued brokerage fees (DWR)                          184,421      --
Accrued management fees (DWFCM)                        52,692      92,010
Accrued administrative expenses                        --          70,250
                                                   ----------  ----------
 Total Liabilities                                  1,373,061     689,016
                                                   ----------  ----------
PARTNERS' CAPITAL
Limited Partners (2,102,258.734 and 2,525,575.500
  Units, respectively)                             36,795,254  35,710,955
General Partner (33,540.900 Units)                    587,057     474,259
                                                   ----------  ----------
 Total Partners' Capital                           37,382,311  36,185,214
                                                   ----------  ----------
 Total Liabilities and Partners' Capital           38,755,372  36,874,230
                                                   ==========  ==========
NET ASSET VALUE PER UNIT (Note 1)                       17.50       14.14
                                                   ==========  ==========

Statements of Operations

                                             For the Years Ended
                                                December 31,
                                      ----------------------------------
                                         2000       1999         1998
                                      ---------- -----------  ----------
                                          $           $           $
REVENUES
Trading profit (loss):
 Realized                              5,655,002  (3,118,414) 10,745,170
 Net change in unrealized              3,263,304   1,054,886  (6,135,777)
                                      ---------- -----------  ----------
 Total Trading Results                 8,918,306 (2,063,528)   4,609,393
Interest income (DWR)                  1,611,060   1,492,539   1,722,659
                                      ---------- -----------  ----------
 Total Revenues                       10,529,366   (570,989)   6,332,052
                                      ---------- -----------  ----------
EXPENSES
Brokerage fees (DWR)                   1,821,573   2,089,386   2,293,998
Management fees (DWFCM)                  982,932   1,194,754   1,365,216
Incentive fees (DWFCM)                   205,168     --          284,832
Transaction fees and costs                83,748     134,354     154,590
Administrative expenses                   66,000      72,000      74,000
                                      ---------- -----------  ----------
 Total Expenses                        3,159,421   3,490,494   4,172,636
                                      ---------- -----------  ----------
NET INCOME (LOSS)                      7,369,945  (4,061,483)  2,159,416
                                      ========== ===========  ==========
Net Income (Loss) Allocation:
Limited Partners                       7,257,147  (4,013,384)  2,098,465
General Partner                          112,798     (48,099)     60,951
Net Income (Loss) per Unit (Note 1):
Limited Partners                            3.36       (1.43)        .75
General Partner                             3.36       (1.43)        .75

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Charter Graham L.P.

Statements of Financial Condition

                                                         December 31,
                                                     ----------------------
                                                        2000        1999
                                                     ----------  ----------
                                                         $           $
                                  ASSETS
Equity in futures interests trading accounts:
 Cash                                                26,570,361  19,067,800

 Net unrealized gain on open contracts (MS&Co.)       3,586,880      --
 Net unrealized loss on open contracts (MSIL)          (160,517)     --
 Net unrealized gain (loss) on open contracts (Carr)    (10,863)  1,070,531
                                                     ----------  ----------
 Total net unrealized gain on open contracts          3,415,500   1,070,531
                                                     ----------  ----------
 Total Trading Equity                                29,985,861  20,138,331
Subscriptions receivable                                252,518     811,200
Interest receivable (DWR)                               142,031      78,774
                                                     ----------  ----------
 Total Assets                                        30,380,410  21,028,305
                                                     ==========  ==========
                    LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accrued incentive fees payable                          860,827      --
Redemptions payable                                     556,261     228,143
Accrued brokerage fees (DWR)                            149,461     108,150
Accrued management fees                                  42,703      30,900
                                                     ----------  ----------
 Total Liabilities                                    1,609,252     367,193
                                                     ----------  ----------
PARTNERS' CAPITAL
Limited Partners (2,265,759.190 and 1,984,358.367
  Units, respectively)                               28,446,182  20,424,608
General Partner (25,884.600 and 22,977.618 Units,
  respectively)                                         324,976     236,504
                                                     ----------  ----------
 Total Partners' Capital                             28,771,158  20,661,112
                                                     ----------  ----------
 Total Liabilities andPartners' Capital              30,380,410  21,028,305
                                                     ==========  ==========
NET ASSET VALUE PER UNIT                                  12.55       10.29
                                                     ==========  ==========

Statements of Operations

                                       For the Period from
                          For the Year    March 1, 1999
                             Ended      (commencement of
                          December 31,   operations) to
                              2000      December 31, 1999
                          ------------ -------------------
                               $                $
REVENUES
Trading profit:
 Realized                  4,638,274          839,458
 Net change in unrealized  2,344,969        1,070,531
                           ---------        ---------
 Total Trading Results     6,983,243        1,909,989
Interest income (DWR)      1,242,395          444,815
                           ---------        ---------
 Total Revenues            8,225,638        2,354,804
                           ---------        ---------
EXPENSES
Brokerage fees (DWR)       1,517,906          723,042
Incentive fees               950,165              --
Management fees              433,688          206,583
                           ---------        ---------
 Total Expenses            2,901,759          929,625
                           ---------        ---------
NET INCOME                 5,323,879        1,425,179
                           =========        =========
Net Income Allocation:
Limited Partners           5,265,407        1,408,675
General Partner               58,472           16,504
Net Income per Unit:
Limited Partners                2.26              .29
General Partner                 2.26              .29

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Charter Millburn L.P.
Statements of Financial Condition

                                                        December 31,
                                                    -----------------------
                                                       2000         1999
                                                    ----------   ----------
                                                        $            $
                                 ASSETS
 Equity in futures interests trading accounts:
  Cash                                              25,080,303   21,677,769
  Net unrealized gain on open contracts (MS&Co.)     5,085,160       --
  Net unrealized loss on open contracts (MSIL)        (114,319)      --
  Net unrealized gain on open contracts (Carr)          --          920,823
                                                    ----------   ----------
  Total net unrealized gain on open contracts        4,970,841      920,823
                                                    ----------   ----------
  Total Trading Equity                              30,051,144   22,598,592
 Subscriptions receivable                              402,325    1,013,235
 Interest receivable (DWR)                             141,550       96,202
                                                    ----------   ----------
  Total Assets                                      30,595,019   23,708,029
                                                    ==========   ==========
                    LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                   619,297      237,975
 Accrued brokerage fees (DWR)                          150,207      129,371
 Accrued management fees                                42,916       36,963
                                                    ----------   ----------
  Total Liabilities                                    812,420      404,309
                                                    ----------   ----------
 PARTNERS' CAPITAL
 Limited Partners (2,833,265.854 and 2,481,763.344
   Units, respectively)                             29,457,979   23,039,629
 General Partner (31,221.881 and 28,447.087 Units,
   respectively)                                       324,620      264,091
                                                    ----------   ----------
  Total Partners' Capital                           29,782,599   23,303,720
                                                    ----------   ----------
  Total Liabilities andPartners' Capital            30,595,019   23,708,029
                                                    ==========   ==========
 NET ASSET VALUE PER UNIT                                10.40         9.28
                                                    ==========   ==========

Statements of Operations

                                            For the Period from
                               For the Year    March 1, 1999
                                  Ended      (commencement of
                               December 31,   operations) to
                                   2000      December 31, 1999
                               ------------ -------------------
                                    $                $
REVENUES
Trading profit (loss):
 Realized                          76,367       (2,134,562)
 Net change in unrealized       4,050,018          920,823
                                ---------       ----------
 Total Trading Results          4,126,385       (1,213,739)
Interest income (DWR)           1,404,756          559,942
                                ---------       ----------
 Total Revenues                 5,531,141         (653,797)
                                ---------       ----------
EXPENSES
Brokerage fees (DWR)            1,699,726          912,182
Management fees                   485,636          260,624
Incentive fees                        --           103,350
                                ---------       ----------
 Total Expenses                 2,185,362        1,276,156
                                ---------       ----------
NET INCOME (LOSS)               3,345,779       (1,929,953)
                                =========       ==========
Net Income (Loss) Allocation:
Limited Partners                3,310,250       (1,909,044)
General Partner                    35,529          (20,909)
Net Income (Loss) per Unit:
Limited Partners                     1.12             (.72)
General Partner                      1.12             (.72)

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Charter Welton L.P.
Statements of Financial Condition

                                               December 31,
                                           ----------------------
                                              2000        1999
                                           ----------  ----------
                                               $           $
                       ASSETS
 Equity in futures interests trading
  accounts:
  Cash                                     19,614,103  20,297,239
  Net unrealized gain on open contracts
    (MS&Co.)                                3,456,472      --
  Net unrealized loss on open contracts
    (MSIL)                                   (155,033)     --
  Net unrealized gain on open contracts
    (Carr)                                     --       1,722,849
                                           ----------  ----------
  Total net unrealized gain on open
    contracts                               3,301,439   1,722,849
  Net option premiums                         (55,994)    403,312
                                           ----------  ----------
  Total Trading Equity                     22,859,548  22,423,400
 Subscriptions receivable                     265,050     948,424
 Interest receivable (DWR)                    110,806      83,547
                                           ----------  ----------
  Total Assets                             23,235,404  23,455,371
                                           ==========  ==========
          LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                          771,830     222,634
 Accrued brokerage fees (DWR)                 119,881     120,848
 Accrued management fees                       34,252      34,528
                                           ----------  ----------
  Total Liabilities                           925,963     378,010
                                           ----------  ----------
 PARTNERS' CAPITAL
 Limited Partners (2,688,816.221 and
   2,554,572.061 Units, respectively)      22,043,879  22,813,660
 General Partner (32,392.072 and
   29,528.110 Units, respectively)            265,562     263,701
                                           ----------  ----------
  Total Partners' Capital                  22,309,441  23,077,361
                                           ----------  ----------
  Total Liabilities andPartners' Capital   23,235,404  23,455,371
                                           ==========  ==========
 NET ASSET VALUE PER UNIT                        8.20        8.93
                                           ==========  ==========

Statements of Operations

                                                                   For the Period from
                                    For the Year                      March 1, 1999
                                       Ended                        (commencement of
                                    December 31,                     operations) to
                                        2000                        December 31, 1999
                                    ------------                   -------------------
                                         $                                  $
REVENUES
Trading profit (loss):
 Realized                            (2,859,783)                       (1,636,293)
 Net change in unrealized             1,578,590                         1,722,849
                                     ----------                        ----------
  Total Trading Results              (1,281,193)                           86,556
Interest income (DWR)                 1,274,899                           521,699
                                     ----------                        ----------
  Total Revenues                         (6,294)                          608,255
                                     ----------                        ----------
EXPENSES
Brokerage fees (DWR)                  1,547,098                           852,522
Management fees                         442,028                           243,578
                                     ----------                        ----------
  Total Expenses                      1,989,126                         1,096,100
                                     ----------                        ----------
NET LOSS                             (1,995,420)                         (487,845)
                                     ==========                        ==========
Net Loss Allocation:
Limited Partners                     (1,972,281)                         (481,546)
General Partner                         (23,139)                           (6,299)
Net Loss per Unit:
Limited Partners                          (0.73)                            (1.07)
General Partner                           (0.73)                            (1.07)

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Charter Series
Statements of Changes in Partners' Capital

For the Years Ended December 31, 2000, 1999 and 1998

                      Units of
                     Partnership    Limited     General
                      Interest      Partners    Partner     Total
                    -------------  ----------  ---------  ----------
                      (Note 1)         $           $          $
Morgan Stanley Dean Witter Charter DWFCM L.P. (formerly, DWFCM
International Access Fund L.P.)
Partners' Capital,
December 31, 1997   3,238,553.900  46,949,644  1,052,985  48,002,629
Net income               --         2,098,465     60,951   2,159,416
Redemptions          (318,764.000) (4,098,299)  (591,578) (4,689,877)
                    -------------  ----------  ---------  ----------
Partners' Capital,
December 31, 1998   2,919,789.900  44,949,810    522,358  45,472,168
Net loss                 --        (4,013,384)   (48,099) (4,061,483)
Redemptions          (360,673.500) (5,225,471)    --      (5,225,471)
                    -------------  ----------  ---------  ----------
Partners' Capital,
December 31, 1999   2,559,116.400  35,710,955    474,259  36,185,214
Offering of Units      21,412.187     343,831     --         343,831
Net income               --         7,257,147    112,798   7,369,945
Redemptions          (444,728.953) (6,516,679)    --      (6,516,679)
                    -------------  ----------  ---------  ----------
Partners' Capital,
December 31, 2000   2,135,799.634  36,795,254    587,057  37,382,311
                    =============  ==========  =========  ==========

Statements of Changes in Partners' Capital

For the Year Ended December 31, 2000 and for the Period from March 1, 1999 (commencement of operations) to December 31, 1999

                       Units of
                     Partnership      Limited     General
                       Interest       Partners    Partner     Total
                    -------------------------------------- -----------
Morgan Stanley Dean Witter Charter Graham L.P.
Partners' Capital,
Initial Offering       436,313.664     4,303,136    60,000   4,363,136
Offering of Units    1,612,075.766    15,122,352   160,000  15,282,352
Net income                --           1,408,675    16,504   1,425,179
Redemptions            (41,053.445)     (409,555)    --       (409,555)
                    --------------  ------------  -------- -----------
Partners' Capital,
December 31, 1999    2,007,335.985    20,424,608   236,504  20,661,112
Offering of Units      768,712.178     7,657,343    30,000   7,687,343
Net income                --           5,265,407    58,472   5,323,879
Redemptions           (484,404.373)   (4,901,176)    --     (4,901,176)
                    --------------  ------------  -------- -----------
Partners' Capital,
December 31, 2000    2,291,643.790    28,446,182   324,976  28,771,158
                    ==============  ============  ======== ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Charter Series
Statements of Changes in Partners' Capital

For the Year Ended December 31, 2000 and for the Period from
March 1, 1999 (commencement of operations) to December 31,
1999

                        Units of
                       Partnership      Limited     General
                        Interest        Partners    Partner    Total
                     --------------------------------------  ----------
                                           $           $         $
Morgan Stanley Dean Witter Charter Millburn L.P.
Partners' Capital,
Initial Offering         483,488.295     4,774,883   60,000   4,834,883
Offering of Units      2,079,748.071    20,678,854  225,000  20,903,854
Net loss                   --           (1,909,044) (20,909) (1,929,953)
Redemptions              (53,025.935)     (505,064)   --       (505,064)
                     ---------------  ------------  -------  ----------
Partners' Capital,
December 31, 1999      2,510,210.431    23,039,629  264,091  23,303,720
Offering of Units        993,751.374     8,793,482   25,000   8,818,482
Net income                 --            3,310,250   35,529   3,345,779
Redemptions             (639,474.070)   (5,685,382)   --     (5,685,382)
                     ---------------  ------------  -------  ----------
Partners' Capital,
December 31, 2000      2,864,487.735    29,457,979  324,620  29,782,599
                     ===============  ============  =======  ==========
Morgan Stanley Dean Witter Charter Welton L.P.
Partners' Capital,
Initial Offering         580,145.052     5,731,450   70,000   5,801,450
Offering of Units      2,067,456.248    18,109,078  200,000  18,309,078
Net loss                   --             (481,546)  (6,299)   (487,845)
Redemptions              (63,501.129)     (545,322)   --       (545,322)
                     ---------------  ------------  -------  ----------
Partners' Capital,
December 31, 1999      2,584,100.171    22,813,660  263,701  23,077,361
Offering of Units        866,731.444     7,100,282  25,000    7,125,282
Net loss                   --           (1,972,281) (23,139) (1,995,420)
Redemptions             (729,623.322)   (5,897,782)   --     (5,897,782)
                     ---------------  ------------  -------  ----------
Partners' Capital,
December 31, 2000      2,721,208.293    22,043,879  265,562  22,309,441
                     ===============  ============  =======  ==========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Charter DWFCM L.P.
(formerly, DWFCM International Access Fund L.P.)
Statements of Cash Flows

                                                 For the Years Ended
                                                    December 31,
                                          -----------------------------------
                                             2000        1999         1998
                                          ----------  -----------  ----------
                                              $            $           $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                          7,369,945   (4,061,483)  2,159,416
Noncash item included in net income
  (loss):
 Net change in unrealized                 (3,263,304)  (1,054,886)  6,135,777
(Increase) decrease in operating assets:
 Interest receivable (DWR)                   (52,908)       8,818      16,471
Increase (decrease) in operating
  liabilities:
 Incentive fees payable (DWFCM)              205,168      --         (437,418)
 Accrued brokerage fees (DWR)                184,421      --           --
 Accrued management fees                     (39,318)     (22,557)     (7,697)
 Accrued administrative expenses             (70,250)      (7,619)     (7,476)
                                          ----------  -----------  ----------
Net cash provided by (used for)
  operating activities                     4,333,754   (5,137,727)  7,859,073
                                          ----------  -----------  ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Increase (decrease) in redemptions
  payable                                    404,024      286,839    (103,533)
Offering of Units                            343,831      --           --
Redemptions of Units                      (6,516,679)  (5,225,471) (4,689,877)
Increase in subscriptions receivable        (193,359)     --           --
                                          ----------  -----------  ----------
Net cash used for financing activities    (5,962,183)  (4,938,632) (4,793,410)
                                          ----------  -----------  ----------
Net increase (decrease) in cash           (1,628,429) (10,076,359)  3,065,663
Balance at beginning of period            36,135,527   46,211,886  43,146,223
                                          ----------  -----------  ----------
Balance at end of period                  34,507,098   36,135,527  46,211,886
                                          ==========  ===========  ==========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Charter Graham L.P.
Statements of Cash Flows

                                                                   For the
                                                              Period from March
                                                                   1, 1999
                                                 For the Year   (commencement
                                                    Ended     of operations) to
                                                 December 31,   December 31,
                                                     2000           1999
                                                 ------------ -----------------
                                                      $               $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income                                         5,323,879      1,425,179
Noncash item included in net income:
 Net change in unrealized                         (2,344,969)    (1,070,531)
Increase in operating assets:
 Interest receivable (DWR)                           (63,257)       (78,774)
Increase in operating liabilities:
 Incentive fees payable                              860,827         --
 Accrued brokerage fees (DWR)                         41,311        108,150
 Accrued management fees                              11,803         30,900
                                                  ----------     ----------
Net cash provided by operating activities          3,829,594        414,924
                                                  ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Initial Offering                                      --          4,363,136
Offering of Units                                  7,687,343     15,282,352
(Increase) decrease in subscriptions receivable      558,682       (811,200)
Increase in redemptions payable                      328,118        228,143
Redemptions of Units                              (4,901,176)      (409,555)
                                                  ----------     ----------
Net cash provided by financing activities          3,672,967     18,652,876
                                                  ----------     ----------
Net increase in cash                               7,502,561     19,067,800
Balance at beginning of period                    19,067,800         --
                                                  ----------     ----------
Balance at end of period                          26,570,361     19,067,800
                                                  ==========     ==========


   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Charter Millburn L.P.
Statements of Cash Flows

                                                                   For the
                                                                 Period from
                                                                March 1, 1999
                                                 For the Year   (commencement
                                                    Ended     of operations) to
                                                 December 31,   December 31,
                                                     2000           1999
                                                 ------------ -----------------
                                                      $               $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  3,345,779     (1,929,953)
Noncash item included in net income (loss):
 Net change in unrealized                         (4,050,018)      (920,823)
Increase in operating assets:
 Interest receivable (DWR)                           (45,348)       (96,202)
Increase in operating liabilities:
 Accrued brokerage fees (DWR)                         20,836        129,371
 Accrued management fees                               5,953         36,963
                                                  ----------     ----------
Net cash used for operating activities              (722,798)    (2,780,644)
                                                  ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Initial offering                                      --          4,834,883
Offering of Units                                  8,818,482     20,903,854
(Increase) decrease in subscriptions receivable      610,910     (1,013,235)
Increase in redemptions payable                      381,322        237,975
Redemptions of Units                              (5,685,382)      (505,064)
                                                  ----------     ----------
Net cash provided by financing activities          4,125,332     24,458,413
                                                  ----------     ----------
Net increase in cash                               3,402,534     21,677,769
Balance at beginning of period                    21,677,769         --
                                                  ----------     ----------
Balance at end of period                          25,080,303     21,677,769
                                                  ==========     ==========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Charter Welton L.P.
Statements of Cash Flows

                                                                  For the
                                                                 Period from
                                                                March 1, 1999
                                                 For the Year   (commencement
                                                    Ended     of operations) to
                                                 December 31,   December 31,
                                                     2000           1999
                                                 ------------ -----------------
                                                      $               $
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net loss                                          (1,995,420)      (487,845)
Noncash item included in net loss:
 Net change in unrealized                         (1,578,590)    (1,722,849)
(Increase) decrease in operating assets:
 Net option premiums                                 459,306       (403,312)
 Interest receivable (DWR)                           (27,259)       (83,547)
Increase (decrease) in operating liabilities:
 Accrued brokerage fees (DWR)                           (967)       120,848
 Accrued management fees                                (276)        34,528
                                                  ----------     ----------
Net cash used for operating activities            (3,143,206)    (2,542,177)
                                                  ----------     ----------
CASH FLOWS FROM FINANCING
  ACTIVITIES
Initial offering                                      --          5,801,450
Offering of Units                                  7,125,282     18,309,078
(Increase) decrease in subscriptions receivable      683,374       (948,424)
Increase in redemptions payable                      549,196        222,634
Redemptions of Units                              (5,897,782)      (545,322)
                                                  ----------     ----------
Net cash provided by financing activities          2,460,070     22,839,416
                                                  ----------     ----------
Net increase (decrease) in cash                     (683,136)    20,297,239
Balance at beginning of period                    20,297,239         --
                                                  ----------     ----------
Balance at end of period                          19,614,103     20,297,239
                                                  ==========     ==========



   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Charter Series
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Morgan Stanley Dean Witter Charter DWFCM L.P. ("Charter DWFCM") (formerly, DWFCM International Access Fund L.P.), Morgan Stanley Dean Witter Charter Graham L.P. ("Charter Graham"), Morgan Stanley Dean Witter Charter Millburn L.P. ("Charter Millburn"), and Morgan Stanley Dean Witter Charter Welton L.P. ("Charter Welton"), (individually, a "Partnership", or collective-ly, the "Partnerships") are limited partnerships organized to engage primarily in the speculative trading of futures and forward contracts, options on futures contracts and on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products (collectively, "futures interests").

The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR"). Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. Inter-national Limited ("MSIL") provide clearing and execution services. The trading advisor for Charter DWFCM is Dean Witter Futures & Currency Management Inc. ("DWFCM"). Prior to November 2000, Carr Futures Inc. ("Carr") provided clearing and execution services to the Partnerships. Demeter, DWR, MS&Co., MSIL and DWFCM are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

Charter DWFCM became one of the Charter Series of funds effective December 1, 2000. Each outstanding unit of limited partnership interest ("Unit(s)") in DWFCM International Access Fund L.P. was converted to 100 Units of Charter DWFCM. The number of Units outstanding, net income or loss per Unit and Net As-set Value per Unit have been adjusted for all reporting periods prior to this conversion.

Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the Limited Partners based on their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with ac-counting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management be-lieves that the estimates utilized in the preparation of the financial state-ments are prudent and reasonable. Actual results could differ from those esti-mates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss)

Morgan Stanley Dean Witter Charter Series
Notes to Financial Statements--(Continued)

on open contracts from one period to the next in the statement of operations. Monthly, DWR credits each Partnership with interest income on 100% of its aver-age daily funds held at DWR. In addition, DWR will credit each Partnership with 100% of the interest income DWR receives from MS&Co. and MSIL with respect to such Partnership's assets deposited as margin. The interest rates used are equal to that earned by DWR on its U.S. Treasury bill investments. Prior to De-cember 1, 2000 Charter DWFCM was credited with interest income based on 80% of the average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments Net As-sets do not include monies due the Partnerships on forward contracts and other futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Equity in Futures Interests Trading Accounts--The Partnerships' asset "Equity in futures interests trading accounts," reflected in the statements of finan-cial condition, consists of (A) cash on deposit with DWR, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open con-tracts, which are valued at market, and calculated as the difference between original contract value and market value, and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

The Partnerships, in their normal course of business, enter into various con-tracts with MS&Co. acting as their commodity broker. Pursuant to brokerage agreements with MS&Co., to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis in the Partnerships' statements of financial condition.

The Partnerships have offset the fair value amounts recognized for forward con-tracts executed with the same counterparty as allowable under terms of the master netting agreements with MS&Co., the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

Brokerage and Related Transaction Fees and Costs--Each Partnership pays a flat-rate monthly brokerage fee of 1/12 of 7% of the Partnership's Net Assets as of the first day of each month (a 7% annual rate). Such fees currently cover all brokerage commissions, transaction fees and costs and ordinary administrative and offering expenses.

Morgan Stanley Dean Witter Charter Series
Notes to Financial Statements--(Continued)


Prior to December 1, 2000, Charter DWFCM accrued brokerage commissions on a half-turn basis at 80% of DWR's published non-member rates and transaction fees and costs were accrued on a half-turn basis. Brokerage commissions and transac-tion fees chargeable to the Partnership were capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's adjusted month-end Net Assets.

Operating Expenses--Each of the Partnerships incur monthly management fees and may incur incentive fees. Demeter bears all other operating expenses.

Prior to December 1, 2000, Charter DWFCM paid all operating expenses related to its trading activities, to a maximum 1/4 of 1% annually of its average month-end Net Assets. Charter DWFCM's operating expenses included filing fees, legal, auditing, accounting, mailing, printing and other incidental expenses as per-mitted by its Limited Partnership Agreement.

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

Morgan Stanley Dean Witter Charter Series
Notes to Financial Statements--(Continued)


Exchanges--On the last day of the first month which occurs more than 180 days after a person first becomes a Limited Partner in any of the Partnerships, and at the end of each month thereafter, Limited Partners may transfer their investment among the Partnerships (subject to certain restrictions outlined in the Limited Partnership Agreements) without paying additional charges.

Dissolution of the Partnerships--Charter DWFCM will terminate on December 31, 2025 and Charter Graham, Charter Millburn and Charter Welton will terminate on December 31, 2035 or at an earlier date if certain conditions occur as defined in each Partnership's Limited Partnership Agreement.

2. Related Party Transactions

Each Partnership pays brokerage fees to DWR as described in Note 1. Each Part-nership's cash is on deposit with DWR, MS&Co. and MSIL in futures interests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

Demeter, on behalf of Charter DWFCM and itself, entered into a management agreement with DWFCM to make all trading decisions for the Partnership. Charter DWFCM pays management and incentive fees (if any) to DWFCM.

3. Trading Advisors

Demeter, on behalf of Charter DWFCM, Charter Graham, Charter Millburn and Char-ter Welton, retains certain commodity trading advisors to make all trading de-cisions for the Partnerships. The trading advisors for each Partnership as of December 31, 2000 were as follows:

Morgan Stanley Dean Witter Charter DWFCM L.P.
 Dean Witter Futures & Currency Management Inc.

Morgan Stanley Dean Witter Charter Graham L.P.
 Graham Capital Management L.P.

Morgan Stanley Dean Witter Charter Millburn L.P.
 Millburn Ridgefield Corporation

Morgan Stanley Dean Witter Charter Welton L.P.
 Welton Investment Corporation

Compensation to the trading advisors by the Partnerships consists of a manage-ment fee and an incentive fee as follows:

Morgan Stanley Dean Witter Charter Series
Notes to Financial Statements--(Continued)

Management Fee--Each Partnership pays a flat-rate monthly fee of 1/12 of 2% of the Net Assets under management by each trading advisor as of the first day of each month (a 2% annual rate).

Prior to December 1, 2000, Charter DWFCM paid a monthly management fee equal to 1/4 of 1% (a 3% annual rate) of the Partnership's adjusted Net Assets, as de-fined in the management agreement, as of the last day of each month.

Incentive Fee--Each Partnership's incentive fee is equal to 20% of trading profits, which is paid on a quarterly basis for Charter DWFCM, and paid on a monthly basis for Charter Graham, Charter Millburn, and Charter Welton.

Prior to December 1, 2000, Charter DWFCM paid a quarterly incentive fee equal to 15% of the trading profits earned by the Partnership as of the end of each calendar quarter.

Trading profits represent the amount by which profits from futures, forward and options trading exceed losses after brokerage and management fees are deducted. When a trading advisor experiences losses with respect to Net Assets as of the end of a calendar month, the trading advisor must earn back such losses before that trading advisor is eligible for an incentive fee in the future.

4. Financial Instruments

The Partnerships trade futures and forward contracts, options on futures con-tracts and on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform un-der the terms of the contracts. There are numerous factors which may signifi-cantly influence the market value of these contracts, including interest rate volatility.

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriva-tive Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. Charter DWFCM adopted the pro-visions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998 and Charter Graham, Charter Millburn and Charter Welton adopted SFAS No. 133 beginning with their first fiscal year ended December 31, 1999. SFAS No. 133 superceded SFAS Nos. 119 and 105, which required the disclosure of average ag-gregate fair values and contract/notional values, respectively, of derivative financial instruments for an entity that carries its assets at fair value. SFAS No. 133 was further amended by SFAS No. 138, which clarifies issues sur-

Morgan Stanley Dean Witter Charter Series
Notes to Financial Statements--(Continued)

rounding interest rate risk, foreign currency denominations, normal purchases and sales and net hedging. The application of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the Partner-ships' financial statements.

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

The net unrealized gains on open contracts are reported as a component of "Eq-uity in futures interests trading accounts" on the statements of financial con-dition and totaled $3,872,001 and $608,697 for Charter DWFCM, $3,415,500 and $1,070,531 for Charter Graham, $4,970,841 and $920,823 for Charter Millburn, and $3,301,439 and $1,722,849 for Charter Welton at December 31, 2000 and 1999, respectively.

For Charter DWFCM, of the $3,872,001 net unrealized gain on open contracts at December 31, 2000, $2,307,848 related to exchange-traded futures contracts and $1,564,153 related to off-exchange-traded forward currency contracts. Of the $608,697 net unrealized gain on open contracts at December 31, 1999, $465,072 related to exchange-traded futures contracts and $143,625 related to off-ex-change-traded forward currency contracts.

For Charter Graham, of the $3,415,500 net unrealized gain on open contracts at December 31, 2000, $3,043,579 related to exchange-traded future contracts and $371,921 related to off-exchange-traded forward currency contracts. Of the $1,070,531 net unrealized gain on open contracts at December 31, 1999, $1,133,461 related to exchange-traded futures contracts and $(62,930) related to off-exchange-traded forward currency contracts.

For Charter Millburn, of the $4,970,841 net unrealized gain on open contracts at December 31, 2000, $2,734,201 related to exchange-traded future contracts and $2,236,640 related to off-exchange-traded forward currency contracts. Of the $920,823 net unrealized gain on open contracts at December 31, 1999, $983,771 related to exchange-traded futures contracts and $(62,948) related to off-exchange-traded forward currency contracts.

Morgan Stanley Dean Witter Charter Series
Notes to Financial Statements--(Continued)


For Charter Welton, the net unrealized gain of $3,301,439 and $1,722,849 on open contracts at December 31, 2000 and 1999, respectively, related to ex-change-traded futures and futures-styled options contracts.

Exchange-traded contracts and off-exchange-traded forward currency contracts held by the Partnerships at December 31, 2000 and 1999 mature as follows:

                                                       2000           1999
                                                  -------------- --------------
 Charter DWFCM
 Exchange-Traded Contracts                        June 2002      September 2000
 Off-Exchange-Traded Forward Currency Contracts   March 2001     March 2000
 Charter Graham
 Exchange-Traded Contracts                        June 2002      June 2001
 Off-Exchange-Traded Forward Currency Contracts   March 2001     April 2000
 Charter Millburn
 Exchange-Traded Contracts                        June 2001      June 2000
 Off-Exchange-Traded Forward Currency Contracts   March 2001     March 2000
 Charter Welton
 Exchange-Traded Contracts                        September 2001 May 2000

The Partnerships have credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnerships are involved is limited to the amounts reflected in the Partnerships' statements of financial condition.

The Partnerships also have credit risk because DWR, MS&Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures and futures-styled options con-tracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, MS&Co. and MSIL, each as a futures commission merchant for each Partnership's exchange-traded futures and futures-styled options con-tracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options con-tracts, which funds, in the aggregate, totaled $36,814,946 and $36,600,599 for Charter DWFCM, $29,613,940 and $20,201,261 for Charter Graham, $27,814,504 and
$22,661,540 for Charter Millburn, and $22,915,542 and $22,020,088 for Charter Welton at December 31, 2000 and 1999, respectively. With respect to each Part-nership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain

Morgan Stanley Dean Witter Charter Series
Notes to Financial Statements--(Concluded)

on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. Each Part-nership has a netting agreement with MS&Co. These agreements, which seek to re-duce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded for-ward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

5. Legal Matters

Similar class actions were filed in 1996 in California and New York State courts. Each of the actions were dismissed in 1999. However, the New York State class action discussed below is still pending because plaintiffs appealed the trial court's dismissal of their case on March 3, 2000.

On September 18 and 20, 1996, purported class actions were filed in the Supreme Court of the State of New York, New York County, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, DWFCM, MSDW, certain limited partnership commodity pools of which Demeter is the general partner and certain trading advisors to those pools. A consolidated and amended complaint in the action pending in the Su-preme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. The complaints sought unspecified amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. By deci-sion dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice. However, on March 3, 2000, plaintiffs appealed the trial court's dismissal of their case.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048

                                   Presorted
                               First Class Mail
                               U.S. Postage Paid
                                 Brooklyn, NY
                                Permit No. 529