Form 10-Q
period 2001-03-31
MORGAN STANLEY DEAN WITTER CHARTER GRAHM LP
filed 2001-05-11
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001 or

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


__________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)


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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2001


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition at March 31, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2001 and 2000
		(Unaudited)................................................4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-17

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................17-29

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 30

Item 2.	Changes in Securities and Use of Proceeds.......... 30-31

Item 6.	Exhibits and Reports on Form 8-K....................31-32











PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION

	  March 31,	   December 31,
                                                                                          2001       	    2000
                                                                                              $	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	30,414,496 	  26,570,361

	Net unrealized gain on open contracts (MS&Co.)	3,185,456	3,586,880
	Net unrealized gain (loss) on open contracts (MSIL)	24,401	(160,517)
	Net unrealized loss on open contracts (Carr)                                         -     		     (10,863)

	Total net unrealized gain on open contracts	   3,209,857	    3,415,500

	     Total Trading Equity	33,624,353	29,985,861

Subscriptions receivable	717,747	252,518
Interest receivable (Morgan Stanley DW)	      136,915	     142,031

	     Total Assets	34,479,015   	    30,380,410


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
	Accrued incentive fees 	606,805	860,827
	Redemptions payable	212,233	556,261
	Accrued brokerage fees (Morgan Stanley DW)	177,115	149,461
	Accrued management fees	       50,605	      42,703

	     Total Liabilities	   1,046,758	   1,609,252

Partners' Capital
	Limited Partners (2,397,611.958 and
	  2,265,759.190 Units, respectively)	33,064,295	 28,446,182
	General Partner (26,682.279 and
        25,884.600 Units, respectively)	      367,962	     324,976

	Total Partners' Capital	   33,432,257	 28,771,158

	Total Liabilities and Partners' Capital	   34,479,015   	   30,380,410

NET ASSET VALUE PER UNIT	             13.79	          12.55

	The accompanying notes are an integral part
        	of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended March 31,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	4,032,864	288,062
		Net change in unrealized	    (205,643)	    93,041

			Total Trading Results 	3,827,221	381,103

	Interest Income (Morgan Stanley DW)	      409,042	   264,600

			Total  	    4,236,263	   645,703


EXPENSES

	Incentive fees	632,043	89,338
	Brokerage fees (Morgan Stanley DW)	511,471	373,422
	Management fees	     146,135	     106,692

			Total 	   1,289,649	     569,452


NET INCOME 	  2,946,614	       76,251


NET INCOME ALLOCATION

	Limited Partners	2,914,628	75,302
	General Partner	31,986	949


NET INCOME PER UNIT

	Limited Partners	1.24	.04
	General Partner	1.24	.04



	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER GRAHAM  L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2001 and 2000
	(Unaudited)



	   Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total

Partners' Capital,
  December 31, 1999                                  2,007,335.985		$20,424,608	$236,504	$20,661,112

Offering of Units                                             380,386.281	 3,909,916	30,000	3,939,916

Net Income	-        	   75,302	949	 76,251

Redemptions                        (210,422.600)	    (2,180,300)	                   -             (2,180,300)

Partners' Capital,
	March 31, 2000                                        2,177,299.666      	 $22,229,526	  $267,453 	$22,496,979




Partners' Capital,
	December 31, 2000                   	            2,291,643.790	        $28,446,182	           $324,976      $28,771,158

Offering of Units	193,077.648	2,473,416	              11,000           2,484,416

Net Income                                                               -		2,914,628             	 31,986           2,946,614

Redemptions                    (60,427.201)	    (769,931)	                     -     	      (769,931)

Partners' Capital,
	March 31, 2001                                        2,424,294.237     	 $33,064,295	            $367,962     $33,432,257













The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



294:
                                                    	             For the Quarters Ended March 31,

	      2001     	       2000
	$	    $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income   	2,946,614	76,251
Noncash item included in net income:
		Net change in unrealized	205,643	 (93,041)

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	5,116	(13,275)

Increase (decrease) in operating liabilities:
		Accrued incentive fees                                                          	(254,022)                            -
		Accrued brokerage fees (Morgan Stanley DW)	27,654	19,384
		Accrued management fees        	      7,902	     5,538

Net cash provided by (used for) operating activities	  2,938,907	     (5,143)


CASH FLOWS FROM FINANCING ACTIVITIES

	Offering of Units	2,484,416	3,939,916
	Redemptions of Units	   (769,931)              	  (2,180,300)
 	Increase in subscriptions receivable	(465,229)    	   (1,313,592)
	Increase (decrease) in redemptions payable   	   (344,028)	    1,325,431

Net cash provided by financing activities	     905,228	    1,771,455

Net increase in cash	3,844,135	1,766,312

Balance at beginning of period	   26,570,361	_19,067,800

Balance at end of period	  30,414,496	  20,834,112





	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Charter Graham L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization - Morgan Stanley Dean Witter Charter Graham L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures, forward and options contracts on physical commodities, and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Dean Witter Charter Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Charter Millburn L.P., Morgan Stanley Dean Witter Charter Welton L.P. and Morgan Stanley Dean Witter Charter DWFCM L.P.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc.
("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing

  		MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Prior to November 2000, Carr Futures Inc. ("Carr") provided clearing and execution services. Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. Graham Capital Management L.P. (the "Trading Advisor"), is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. The Partnership pays brokerage fees to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures, forward and options contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and

MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The Partnership accounts for its derivative investments in
accordance with the provisions of Statement of Financial
Accounting Standard No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No.
133 defines a derivative as a financial instrument or other
contract that has all three of the following characteristics:
1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or option contracts, or other financial instruments with similar characteristics such as caps, floors and collars.

MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The net unrealized gain on open contracts is reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled $3,209,857 and $3,415,500 at March 31, 2001 and December 31, 2000, respectively.

Of the $3,209,857 net unrealized gain on open contracts at March
31, 2001, $2,923,487 related to exchange-traded futures contracts and $286,370 related to off-exchange-traded forward currency contracts.

Of the $3,415,500 net unrealized gain on open contracts at December 31, 2000, $3,043,579 related to exchange-traded futures contracts and $371,921 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through September 2002 and June 2002, respectively. Off-exchange-traded forward currency contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through June 2001 and March 2001, respectively.

The Partnership has credit risk associated with counterparty non-

MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $33,337,983 and $29,613,940 at March 31, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With

MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, or expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the quarters ended March 31, 2001 and 2000 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income, of $4,236,263 and posted an increase in net asset value per Unit. The most significant gains of approximately 8.4% were recorded in the global interest rate futures markets primarily from long positions in Japanese government bond futures as prices moved higher during January and February amid weak Japanese stock prices and disappointing economic data in that country. Profits were also recorded from long positions in U.S. and European interest rate futures as prices rose throughout a majority of the quarter amid a rattled stock market, shaky consumer confidence, positive inflation data and the anticipation of additional interest rate cuts by the U.S. Federal Reserve. In soft commodities, gains of approximately 2.4% were recorded throughout the quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. Additional gains of approximately 2.2% were recorded throughout a majority of the quarter in the currency markets primarily from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Smaller currency gains were recorded during March from short positions in the Korean won as its value declined relative to the U.S. dollar on concerns for that country's economy. A portion of overall Partnership gains for the quarter was offset by losses of approximately 1.9% recorded primarily during January in the energy markets from long positions in natural gas futures as prices reversed their sharp upward trend amid bearish inventory data and forecasts for warmer weather in key consumption areas. Total expenses for the three months ended March 31, 2001 were $1,289,649, resulting in net income of $2,946,614. The net asset value of a Unit increased from $12.55 at December 31, 2000 to $13.79 at March 31, 2001.

For the Quarter Ended March 31, 2000
For the quarter ended March 31, 2000 the Partnership recorded total trading revenues, including interest income, of $645,703 and posted an increase in net asset value per Unit. The most significant gains of approximately 3.8% were recorded primarily during January in the currency markets from short positions in the euro and the Swiss franc as the value of these currencies weakened versus the U.S. dollar hurt by skepticism about Europe's economic outlook and lack of public support for the economy from European officials. In the energy markets, gains of approximately 1.8% were recorded during January and March from long crude oil futures positions as prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. In the agricultural markets, gains of approximately 1.4% were recorded from long positions in corn futures as prices climbed higher on fears of summer droughts in U.S. growing regions.
These gains were partially offset by losses of approximately 2.3% recorded during February primarily in the global interest rate futures markets from short positions in short- to mid-term U.S. Treasury note futures as prices rose later in the month as the U.S. stock markets fluctuated and investors shifted assets into two-year and five-year Treasury notes from stocks and 30-year bonds. Trading in European interest rate futures, particularly short positions in British and German bond futures, also resulted in losses as prices increased on the heels of higher U.S. bond prices. In the metals markets, losses of approximately 1.5% were experienced primarily from long aluminum and copper futures positions as prices reversed lower earlier in February due primarily to technically based selling. Aluminum and copper prices dipped lower later in February led downward by falling prices of other base metals, thus resulting in losses for long positions. In soft commodities, losses of approximately 0.6% were incurred from long cotton futures positions as prices declined amid short-covering by speculators and expectations for increased new-crop plantings. Total expenses for the three months ended March 31, 2000 were $569,452, resulting in net income of $76,251. The net asset value of a Unit increased from $10.29 at December 31, 1999 to $10.33 at March 31, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool involved in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectation based upon historical changes in market value.

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

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market category at March 31, 2001 and 2000. At March 31, 2001 and 2000, the Partnership's total capitalization was approximately $33 million and $22 million, respectively.

  	Primary Market         March 31, 2001	       March 31, 2000
     Risk Category	        Value at Risk	    Value at Risk

     Interest Rate            (2.16)%	          	   (1.11)%
Currency				(1.01)			   (2.33)
Equity			   	(0.43) 			   (0.73)
Commodity 			(1.16) 	 		   (1.33)
    	Aggregate Value at Risk	(2.45)% 			   (3.14)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2000 through March 31, 2001.

Primary Market Risk Category		 High	 Low		Average

Interest Rate					(2.77)%	(0.96)%	(1.95)%

Currency						(2.18)	(0.64)	(1.27)

Equity		 				(1.21)	(0.40)	(0.61)

Commodity						(1.59)	(0.90)	(1.25)

Aggregate Value at Risk		  	(3.30)%	(1.93)%	(2.61)%


Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not usually found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value in response to market movements may differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for the Partnership's market risk exposures and on an aggregate basis at March 31, 2001 and for the end of the four quarterly reporting periods from April 1, 2000 through March 31, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial. At March 31, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 84% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the

Partnership manages its primary market risk exposures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2001 was in the global interest rate sector. Exposure was primarily spread across the European and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates that have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium- to long-term rates to remain steady.

Currency. The second largest market exposure at March 31, 2001 was in the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Equity. The primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. At March 31, 2001, the Partnership's primary exposures were to the DAX (Germany), S&P 500 (U.S.) and Hang Seng (China) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity
Metals. The Partnership's primary metals market exposure is to fluctuations in the price of gold and palladium. Although the Trading Advisor will from time to time trade base metals such as copper, zinc, nickel and aluminum, the principal market exposures of the Partnership have consistently been to precious metals, such as gold and palladium. Gold prices continued to be volatile during the quarter. Demeter anticipates that precious metals will remain the primary metals market exposure of the Partnership.

Energy. At March 31, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At March 31, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure, however, was to the corn, wheat, and sugar markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2001 were in euros, Hong Kong dollars and British pounds. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of corresponding positions.

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

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership registered 3,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on November 6, 1998 (SEC File Number 333-60115).

The Partnership registered an additional 6,000,000 Units pursuant to a new Registration Statement on Form S-1, which became effective on March 27, 2000 (SEC File Number 333-91563).

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are sold at monthly closings at a price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through March 31, 2001, 2,983,496.977 Units sold, leaving
6,016,503.023 Units unsold. The aggregate price of the Units sold through March 31, 2001 was $29,556,247.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statement.

Item 6.	Exhibits and Reports on Form 8-K

(A) Exhibits

3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, dated as of October 31, 2000, is
incorporated by reference to Exhibit A of the
Partnership's Prospectus, dated October 11, 2000, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on October 13, 2000.
3.02	Certificate of Limited Partnership, dated July 15, 1998,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File No. 333-91563) filed with the Securities and Exchange
Commission on September 22, 2000.
10.02	Management Agreement, dated as of November 6, 1998, among
the Partnership, Demeter Management Corporation, and
Graham Capital Management L.P. is incorporated by
reference to Exhibit 10.02 of the Partnership's
Registration Statement on Form S-1 (File No. 333-91563)
filed with the Securities and Exchange Commission on
September 22, 2000.
10.03	Subscription and Exchange Agreement and Power of Attorney
to be executed by each purchaser of Units is incorporated
by reference to Exhibit B of the Partnership's Prospectus
dated October 11, 2000, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.
10.04	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Dean Witter Charter Millburn
L.P., Morgan Stanley Dean Witter Charter Welton L.P.,
Morgan Stanley Dean Witter Charter DWFCM L.P., Dean Witter Reynolds, Inc., and The Chase Manhattan Bank is incorporated by reference to Exhibit 10.04 of the

	Partnership's Registration Statement on Form S-1 (File No. 333-91563) filed with the Securities and Exchange Commission on March 30, 2001.
10.05	Form of Amended and Restated Customer Agreement among the
Partnership and Dean Witter Reynolds Inc., is incorporated
by reference to Exhibit 10.05 of the Partnership's
Registration Statement on Form S-1 (File No. 333-91563)
filed with the Securities and Exchange Commission on
September 22, 2000.
10.06	Form of Customer Agreement among the Partnership, Morgan
  	Stanley & Co., Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.06 of the Partnership's Registration Statement on Form S-1 (File No. 333-91563) filed with the Securities and Exchange Commission on September 22, 2000.
10.07	Form of Customer Agreement among the Partnership, Morgan
Stanley & Co. International Limited, and Morgan Stanley &
Co., Inc. is incorporated by reference to Exhibit 10.07 of
the Partnership's Registration Statement on Form S-1 (File
No. 333-91563) filed with the Securities and Exchange
Commission on September 22, 2000.
10.08	Form of Foreign Exchange and Options Master Agreement
among the Partnership and Morgan Stanley & Co., Inc. is incorporated by reference to Exhibit 10.08 of the
Partnership's Registration Statement on Form S-1 (File No. 333-91563) filed with the Securities and Exchange
Commission on September 22, 2000.
10.09	Subscription Agreement Update Form is incorporated by
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




                        Morgan Stanley Dean Witter Charter
                        Graham L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 11, 2001            By:/s/Raymond E. Koch    	__________
                              Raymond E. Koch
                              Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.