Form 10-Q
period 2001-06-30
MORGAN STANLEY DEAN WITTER CHARTER GRAHM LP
filed 2001-08-13
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2001


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2001
 		(Unaudited) and December 31, 2000......................... 2

		Statements of Operations for the Quarters Ended
June 30, 2001 and 2000 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited).........................4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2001 and 2000 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2001 and 2000 	(Unaudited).........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ........................................21-34

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................35

Item 2.	Changes in Securities and Use of Proceeds...........35-36

Item 6.	Exhibits and Reports on Form 8-K....................36-37





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION

	  June 30,	     December 31,
                          2001   	      2000
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	31,934,352 	26,570,361

	Net unrealized gain on open contracts (MS & Co.)	469,512	   3,586,880
	Net unrealized gain (loss) on open contracts (MSIL)	240,991	(160,517)
	Net unrealized loss on open contracts (Carr)	_____-___	    (10,863)

	Total net unrealized gain on open contracts	     710,503	   3,415,500

	     Total Trading Equity	32,644,855	29,985,861

Subscriptions receivable	1,405,553	252,518
Interest receivable (Morgan Stanley DW)	     100,230	      142,031

	     Total Assets	 34,150,638 	    30,380,410


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
	Redemptions payable	789,397	556,261
	Accrued brokerage fees (Morgan Stanley DW)	190,813	    149,461
	Accrued management fees	54,518	      42,703
	Accrued incentive fees	_____-___	     860,827

	     Total Liabilities	  1,034,728	   1,609,252

Partners' Capital

	Limited Partners (2,655,160.755  and
	     2,265,759.190 Units, respectively)	32,756,929	 28,446,182
	General Partner (29,097.737 and
          25,884.600 Units, respectively)	      358,981	     324,976

	     Total Partners' Capital	   33,115,910	 28,771,158
Total Liabilities and Partners' Capital	   34,150,638 	   30,380,410
NET ASSET VALUE PER UNIT		            12.34	           12.55

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended June 30,

	      2001   	   2000
	    $	   $
REVENUES
	Trading loss:
Realized                                                    	(629,141)             (1,949,142)
		Net change in unrealized	                                                       (2,499,354)             (1,004,583)

			Total Trading Results                                                          (3,128,495)             (2,953,725)

	Interest income (Morgan Stanley DW)	                                               320,857	                  292,554

Total        	                                                                   (2,807,638)             (2,661,171)


EXPENSES

	Brokerage fees (Morgan Stanley DW)                                               565,094         	     383,498
	Management fees                                                                         161,455            	      109,571

	Total                                                                                       726,549     	            493,069

NET LOSS                                                                                          (3,534,187)	  (3,154,240)


NET LOSS ALLOCATION

	Limited Partners                                                                            (3,495,206)	(3,117,539)
	General Partner                                                                                  (38,981)	(36,701)


NET LOSS PER UNIT

	Limited Partners                                                                                     (1.45)	(1.42)
	General Partner                                                                                      (1.45)	(1.42)






	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	                                           For the Six Months Ended June 30,

	      2001     	       2000
	$	    $


REVENUES
	Trading profit (loss):
		Realized 	3,403,723		       (1,661,080)
 	 	Net change in unrealized                                                  (2,704,997)		    (911,542)

			Total Trading Results 	698,726		(2,572,622)

	Interest income (Morgan Stanley DW) 	         729,899 	                    557,154

			Total  	     1,428,625		   (2,015,468)


EXPENSES

	Brokerage fees (Morgan Stanley DW) 	1,076,565		756,920
 	Incentive fees	632,043		        89,338
	Management fees  	      307,590		       216,263

		    Total  	    2,016,198		   1,062,521

NET LOSS 	    (587,573)		   (3,077,989)


NET LOSS ALLOCATION

	Limited Partners                                                                         (580,578)			(3,042,237)
	General Partner                                                                              (6,995)			(35,752)


NET LOSS PER UNIT

	Limited Partners                                                                              (0.21)			(1.38)
	General Partner                                                                               (0.21)			(1.38)





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER GRAHAM  L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2001 and 2000
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$




Partners' Capital,
	December 31, 1999	2,007,335.985  	20,424,608  	236,504  	20,661,112

Offering of Units	563,505.568	5,638,495	30,000	5,668,495

Net Loss                                                                      -		(3,042,237)	(35,752)	(3,077,989)

Redemptions         (292,448.689)        	  (2,940,576)                     -       	  (2,940,576)

Partners' Capital,
	June 30, 2000	 2,278,392.864	  20,080,290	 230,752	20,311,042




Partners' Capital,
	December 31, 2000	2,291,643.790  	28,446,182  	324,976  	28,771,158

Offering of Units	589,816.370	7,352,137	41,000	7,393,137

Net Loss                                                                      -		(580,578)	(6,995)	(587,573)

Redemptions            (197,201.668)        	  (2,460,812)                     -       	  (2,460,812)

Partners' Capital,
	June 30, 2001	 2,684,258.492	  32,756,929	 358,981	 33,115,910







The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




<caption>	                                       For the Six Months Ended June 30,

	      2001     	       2000
	$	    $


CASH FLOWS FROM OPERATING ACTIVITIES
	Net loss                                                                                          (587,573)	(3,077,989)
 	Noncash item included in net loss:
	     	Net change in unrealized	2,704,997	911,542

	(Increase) decrease  in operating assets:
		Interest receivable (Morgan Stanley DW)	41,801	(15,295)

	Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	41,352	16,892
  		Accrued management fees   	11,815     	         4,827
		Accrued incentive fees                                                           (860,827)  	_____-___


	Net cash provided by (used for) operating activities	  1,351,565	 (2,160,023)



CASH FLOWS FROM FINANCING ACTIVITIES

	Offering of Units	7,393,137	5,668,495
  	(Increase) decrease in subscriptions receivable                        (1,153,035)	     397,369
	Increase in redemptions payable  	233,136                     	149,417
     Redemptions of Units            (2,460,812)               (2,940,576)

	Net cash provided by financing activities	  4,012,426	   3,274,705

	Net increase in cash	5,363,991	1,114,682

	Balance at beginning of period	  26,570,361	   19,067,800

	Balance at end of period	   31,934,352	   20,182,482




	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Charter Graham L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Morgan Stanley Dean Witter Charter Graham L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts, on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Dean Witter Charter Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Charter Millburn L.P., Morgan Stanley Dean Witter Charter Welton L.P. and Morgan Stanley Dean Witter Charter DWFCM L.P.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc.

  		MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Prior to November 2000, Carr Futures Inc. ("Carr") provided clearing and execution services. Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. Graham Capital Management L.P. (the "Trading Advisor") is the trading advisor to the Partnership.

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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts, on physical commodities and other commodity interests, including foreign currencies, financial

MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

 MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally derivatives include futures, forward, swaps or option contracts, or other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts, reported as a
component of "Equity in futures interests trading accounts" on the statements of financial condition and their longest contract maturity were as follows:
                    Net Unrealized Gains on Open
                             Contracts                   Longest Maturity

   	            Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
                   Traded      Traded       Total       Traded      Traded
Date              Contracts   Contracts   Contracts    Contracts   Contracts
                       $          $		   $

June 30, 2001        873,958  (163,455)     710,503    Dec. 2002   Sept. 2001

December 31, 2000  3,043,579   371,921    3,415,500    June 2002   March 2001

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are

MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $32,808,310 and $29,613,940 at June 30, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Capital Resources. The Partnership does not have, or expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $2,807,638 and posted a decrease in net asset value per Unit. The most significant losses of approximately 7.2% were recorded in the global interest rate futures markets primarily during June from short positions in U.S. interest rate futures as prices rallied on the possibility that the release of weak U.S. economic data would prompt the U.S. Federal Reserve to cut interest rates at its Federal Open Market Committee meeting in late June. Long positions experienced losses during April as U.S. bond prices reversed sharply lower following a rally in stock prices as investors deserted risk-free government securities in an asset shift to equities. Additional losses were recorded during these same months from short positions in German interest rate futures as prices increased during June on the decline in U.S. equity prices, and from long positions during April as prices reversed sharply lower on reports of the European Central Bank's ("ECB") decision to leave interest rates on hold. In the currency markets, losses of approximately 2.2% were recorded primarily during April from short positions in the Australian and Canadian dollar as their respective values strengthened versus the U.S. dollar on fears of a prolonged economic slowdown in the U.S. Smaller losses were incurred during May from short positions in the Japanese yen as the value of the yen reversed higher relative to the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to revive that country's ailing economy. In global stock index futures markets, losses of approximately 1.6% were recorded primarily during April from short DAX Index futures positions as German stock prices reversed higher following the rise in U.S. equity prices. These losses were partially offset by gains of approximately 2.1% recorded in the agricultural markets during May and June from short positions in corn and wheat futures as prices declined amid favorable weather forecasts in the U.S. Midwest and on reports of declining demand. Additional gains of approximately 0.4% were recorded in the energy markets during May and June from short positions in natural gas futures as prices declined on continued concerns regarding rising U.S. natural gas inventories and mild weather
across the United States.   Total expenses for the three months
ended June 30, 2001 were $726,549, resulting in a net loss of $3,534,187. The net asset value of a Unit decreased from $13.79 at March 31, 2001 to $12.34 at June 30, 2001.


For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $1,428,625 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 1.5% were recorded in the energy markets primarily during April from short positions in crude oil futures as prices moved higher on supply concerns amid refinery production problems. Additional losses were incurred during January from long positions in natural gas futures as prices declined, reversing their previous sharp upward trend amid bearish inventory data and forecasts for warmer weather in key consumption areas. Smaller losses of approximately 0.3% were recorded in the global stock index futures markets primarily during April from short DAX Index futures positions as German stock prices reversed higher following the rise in U.S. equity prices. These losses were partially offset by gains of approximately 2.4% recorded in the agricultural markets throughout a majority of the first half of the year from short positions in corn and wheat futures as prices declined amid favorable weather conditions in South America and the United States. Additional gains of approximately 1.5% were recorded throughout the first quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. Smaller gains of approximately 0.6% were recorded in the metals markets throughout the second quarter from trading zinc and palladium futures. Total expenses for the six months ended June 30, 2001 were $2,016,198, resulting in a net loss of $587,573. The net asset value of a Unit decreased from $12.55 at December 31, 2000 to $12.34 at June 30, 2001.

For the Quarter and Six Months Ended June 30, 2000
For the quarter ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $2,661,171 and posted a decrease in net asset value per Unit. The most significant losses of approximately 11.0% were recorded in the global interest rate futures markets primarily during April and early May from long positions in U.S. interest rate futures as prices declined amid fears of additional interest rate hikes by the U.S. Federal Reserve to snuff out inflationary pressures. Newly established short positions incurred additional losses later in May and during June as prices moved higher amid signs that U.S. economic growth has slowed and the prospects of additional interest rate hikes by the Federal Reserve were fading. In the agricultural markets, losses of approximately 5.3% were experienced throughout a majority of the quarter from long positions in corn and soybean futures as prices declined due to forecasts for heavy rain in the U.S. corn and soy growing regions. In the global stock index futures markets, losses of approximately 3.1% were recorded primarily during April from long NASDAQ 100, Russell 1000 and S&P 500 Index futures positions as domestic equity prices declined following the release of an unexpected jump in the Consumer Price Index on fears of inflation and concerns that the Federal Reserve may need to raise interest rates more aggressively. In the metals markets, losses of approximately 1.2% were experienced primarily during April and May from long positions in copper, zinc and nickel as most base metals prices moved lower amid a technically-based sell-off. In the currency markets, losses of approximately 0.8% were incurred during April from long positions in the Japanese yen as the value of the yen weakened versus the U.S. dollar amid fears of additional Bank of Japan intervention. These losses were partially offset by gains of approximately 6.4% recorded in the energy markets primarily during May and June from long futures positions in crude oil and its related products as the previous upward movement in oil prices re-emerged amid rising concerns regarding supplies and production levels. Additional gains were recorded during May from long positions in natural gas futures as prices continued their upward trend, as data released by the

American Gas Association further confirmed fears that inventory levels remain low. In the soft commodities markets, profits of approximately 1.3% were recorded primarily during May and June from long sugar futures positions as prices moved higher due to strong demand and declining production from Brazil. Total expenses for the three months ended June 30, 2000 were $493,069, resulting in a net loss of $3,154,240. The net asset value of a Unit decreased from $10.33 at March 31, 2000 to $8.91 at June 30, 2000.

For the six months ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $2,015,468 and posted a decrease in net asset value per Unit. The most significant losses of approximately 13.2% were recorded in the global interest rate futures markets primarily during February from short positions in short and medium-term U.S. Treasury note futures as prices rose in late February as the U.S. stock markets fluctuated and investors shifted assets to short-term Treasury notes from stocks and 30-year bonds. During April and early May, additional losses were recorded from long positions in U.S. interest rate futures as prices declined amid fears of additional interest rate hikes by the U.S. Federal Reserve. Newly established short positions incurred additional losses later in May and during June as prices moved higher amid signs that U.S. economic growth had slowed and the prospects of additional interest rate hikes by the Federal Reserve were fading. In the agricultural markets, losses of approximately 4.1% were experienced throughout a majority of the second quarter from long positions in corn and soybean futures as prices declined due to forecasts for heavy rain in the U.S. corn and soy growing regions. In the global stock index futures markets, losses of approximately 3.1% were recorded primarily during April from long NASDAQ 100, Russell 1000 and S&P 500 Index futures positions as domestic equity prices declined following the release of an unexpected jump in the Consumer Price Index, fears of inflation and concerns that the Federal Reserve may need to raise interest rates more aggressively. In the metals markets, losses of approximately 2.6% were experienced primarily from long aluminum and copper futures positions as prices reversed lower in early February due primarily to technically-based selling. During April and May, additional losses were experienced from long positions in copper, zinc and nickel as most base metals prices moved lower amid a technical sell-off. These losses were partially offset by gains of approximately 8.1% recorded primarily during January and March in the energy markets from long futures positions in crude oil and its related products as prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. Gains were also recorded during May and June from long futures positions in crude oil as the previous upward movement in oil prices re-emerged amid rising concerns regarding supplies and production levels. Additional gains were recorded during May from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. In the currency markets, gains of approximately 2.8% were produced primarily during January from short positions in the euro and Swiss franc as the value of these currencies weakened versus the U.S. dollar skepticism about Europe's economic outlook and lack of public support for the economy from European officials. Gains were also recorded during April from short positions in the euro as its value weakened versus the U.S. dollar due to ECB's passive stance towards its currency and increasing concern that the ECB should be more aggressive in combating inflation. Total expenses for the six months ended June 30, 2000 were $1,062,521, resulting in a net loss of $3,077,989. The net asset value of a Unit decreased from $10.29 at December 31, 1999 to $8.91 at June 30, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market category at June 30, 2001 and 2000. At June 30,
2001 and 2000, the Partnership's total capitalization was approximately $33 million and $20 million, respectively.

  	Primary Market          June 30, 2001	        June 30, 2000
     Risk Category	        Value at Risk	    Value at Risk

     Currency  	   (1.56)%			   (1.24)%
Interest Rate            	 (0.54)	  		   (0.96)
Equity			 	 (0.45)	 		   (0.40)
Commodity 			 (1.22) 			   (1.36)
    	Aggregate Value at Risk	 (1.92)%			   (1.93)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at June 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2000 through June 30, 2001.

Primary Market Risk Category		 High	 Low		Average

Currency						(2.18)%	(0.64)%	(1.35)%

Interest Rate					(2.77)	(0.54)	(1.84)

Equity		 				(1.21)	(0.42)	(0.63)

Commodity						(1.59)	(0.90)	(1.22)

Aggregate Value at Risk		  	(3.30)%	(1.92)%	(2.61)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not usually found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2001 and for the end of the four quarterly reporting periods from July 1, 2000 through June 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2001, the Partnership's cash balance at Morgan
Stanley DW was approximately 89% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropria-tions, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2001 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the second quarter of 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate. The second largest market exposure at June 30, 2001 was in the global interest rate complex. Exposure was primarily spread across the European, U.S. and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term rates. Most of the speculative futures positions held by the Partnership are in medium to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium to long-term rates to remain steady.

Equity. The primary equity exposure at June 30, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2001, the Partnership's primary exposures were to the DAX (Germany), IBEX 35 (Spain) and CAC 40 (France) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity
Soft Commodities and Agriculturals.  At June 30, 2001, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the wheat, corn and livestock markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals. The Partnership's primary metals market exposure at June 30, 2001 was to fluctuations in the price of gold and palladium. Although the Trading Advisor will from time to time trade base metals such as copper, aluminum, zinc and lead, the principal market exposures of the Partnership have consistently been to precious metals, such as gold and palladium. Market exposure to precious metals was evident, as gold prices continued to be volatile during the quarter. Demeter anticipates that precious metals will remain the primary metals market exposure of the Partnership.

Energy. At June 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2001 were in euros and Canadian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

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

Through June 30, 2001, 3,377,820.241 Units were sold, leaving
5,622,179.759 Units unsold. The aggregate price of the Units sold through June 30, 2001 was $34,434,968.

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




                        Morgan Stanley Dean Witter Charter
                         Graham L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2001         By: /s/ Raymond E. Koch
                                Raymond E. Koch
                                Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.