Form 10-Q
period 2001-09-30
MORGAN STANLEY DEAN WITTER CHARTER GRAHM LP
filed 2001-11-13
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to___________________

Commission File No. 0-25603

	MORGAN STANLEY CHARTER GRAHAM L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-4018068
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    			07311-3977
(Address of principal executive offices)	          (Zip Code)


Registrant's telephone number, including area code (201) 876-4647



Morgan Stanley Dean Witter Charter Graham L.P.
Two World Trade Center, 62nd Fl., New York, NY 10048

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2001


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30,
 		2001 (Unaudited) and December 31, 2000.................... 2

		Statements of Operations for the Quarters Ended
September 30, 2001 and 2000 (Unaudited)....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)....................4

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2001 and 2000
		(Unaudited)................................................5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)....................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ........................................22-34

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................35

Item 2.	Changes in Securities and Use of Proceeds...........35-36

Item 6.	Exhibits and Reports on Form 8-K....................36-38










PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	     December 31,
                    2001       	                2000
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	36,971,625 	26,570,361

	Net unrealized gain on open contracts (MS & Co.)	4,649,466	   3,586,880
	Net unrealized gain (loss) on open contracts (MSIL)	1,065,367	(160,517)
	Net unrealized loss on open contracts (Carr)                                          -		    (10,863)

	Total net unrealized gain on open contracts	   5,714,833	   3,415,500

	     Total Trading Equity	42,686,458	29,985,861

Subscriptions receivable	893,795	252,518
Interest receivable (Morgan Stanley DW)	        97,029	      142,031

	     Total Assets	  43,677,282 	    30,380,410


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
	Accrued incentive fees	341,515	860,827
	Redemptions payable	270,254	556,261
	Accrued brokerage fees (Morgan Stanley DW)	214,183	    149,461
	Accrued management fees	       61,195	      42,703

	     Total Liabilities	    887,147	   1,609,252

Partners' Capital

	Limited Partners (2,920,574.584 and
	     2,265,759.190 Units, respectively)	42,322,544	 28,446,182
	General Partner (32,267.309 and
           25,884.600 Units, respectively)	      467,591	     324,976

	     Total Partners' Capital	   42,790,135	 28,771,158
Total Liabilities and Partners' Capital	   43,677,282 	   30,380,410

NET ASSET VALUE PER UNIT		             14.49	           12.55

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	     For the Quarters Ended September 30,

	      2001   	   2000
	    $	   $


REVENUES
	Trading profit (loss):
	     Realized	2,073,541	1,202,005
	     Net change in unrealized	 5,004,330	                    (358,485)

			Total Trading Results	7,077,871	                    843,520

	Interest income (Morgan Stanley DW)	      287,108	       315,541

			Total 	   7,364,979	                 1,159,061

EXPENSES

	Brokerage fees (Morgan Stanley DW)	598,524	360,265
	Incentive fees	341,515	-
	Management fees 	        171,007	      102,933

  			Total  	       1,111,046	      463,198


NET INCOME	       6,253,933	                    695,863

NET INCOME ALLOCATION

	Limited Partners	6,185,323	688,016
	General Partner	68,610	7,847


NET INCOME PER UNIT

	Limited Partners	                                                                                2.15	.31
	General Partner	                                                                                 2.15	.31





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	                                           For the Nine Months Ended September 30,

	      2001     	     2000
	$	$


REVENUES
	Trading profit (loss):
		Realized 	5,477,264		                    (459,075)
 	 	Net change in unrealized	   2,299,333		                 (1,270,027)

			Total Trading Results 	7,776,597		                 (1,729,102)

	Interest income (Morgan Stanley DW)                                  	   1,017,007		         872,695

			Total  	   8,793,604		                    (856,407)


EXPENSES

	Brokerage fees (Morgan Stanley DW) 	1,675,089		1,117,185
	Incentive fees  	973,558		89,338
 	Management fees	      478,597		       319,196

			Total  	   3,127,244		   1,525,719

NET INCOME (LOSS) 	   5,666,360		                 (2,382,126)


NET INCOME  (LOSS) ALLOCATION

	Limited Partners	5,604,745		(2,354,221)
	General Partner	61,615		(27,905)


NET INCOME (LOSS) PER UNIT

	Limited Partners	1.94		(1.07)
	General Partner	1.94		(1.07)



	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER GRAHAM  L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2001 and 2000
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$




Partners' Capital,
	December 31, 1999	2,007,335.985	20,424,608	       236,504	        20,661,112

Offering of Units	691,400.028	             6,807,307               	30,000           6,837,307

Net Loss                                                                      -  		(2,354,221)	(27,905)	(2,382,126)

Redemptions                                                (398,180.776)    	     (3,910,213)                   -		    (3,910,213)

Partners' Capital,
	September 30, 2000	2,300,555.237	    20,967,481	   238,599	  21,206,080




Partners' Capital,
	December 31, 2000	2,291,643.790	28,446,182	324,976	        28,771,158

Offering of Units           	922,369.874     	11,552,740               	81,000         11,633,740

Net Income                  -  	           	5,604,745              	61,615            5,666,360

Redemptions                                               (261,171.771)	           (3,281,123)                    -		    (3,281,123)

Partners' Capital,
	September 30, 2001	  2,952,841.893	     42,322,544	   467,591	         42,790,135





The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	                                       For the Nine Months Ended September 30,

	      2001     	       2000
	$	$



CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                  5,666,360	                 (2,382,126)
Noncash item included in net income (loss):
		Net change in unrealized	                                                    (2,299,333)	  1,270,027

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	45,002	                      (30,253)

Increase (decrease) in operating liabilities:
		Accrued incentive fees	                                                          (519,312)	-
		Accrued brokerage fees (Morgan Stanley DW)	   64,722	16,778
 		Accrued management fees	        18,492	          4,793

Net cash provided by (used for) operating activities	                         2,975,931   	             (1,120,781)



CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	11,633,740	                    6,837,307
(Increase) decrease in subscriptions receivable	                                (641,277)      	               413,899
Increase (decrease) in redemptions payable	                                     (286,007)	                        30,766
Redemptions of Units                                	                                       (3,281,123)	                 (3,910,213)

Net cash provided by financing activities	                                           7,425,333	                  3,371,759

Net increase in cash	                  10,401,264	                  2,250,978

Balance at beginning of period             26,570,361               19,067,800

Balance at end of period	                36,971,625	               21,318,778




	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Charter Graham L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

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

MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Generally derivatives include futures, forward, swaps or options contracts, or other financial instruments with similar characteristics such as caps, floors and collars.

MORGAN STANLEY DEAN WITTER CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and their longest contract maturities were as follows:

                    Net Unrealized Gains
                       on Open Contracts              Longest Maturities


              Exchange-  Off-Exchange-    		  Exchange-  Off-Exchange-
               Traded      Traded       Total        Traded      Traded
Date          Contracts   Contracts   Contracts     Contracts   Contracts
                  $           $	     $

Sept. 30, 2001 5,613,823   101,010    5,714,833    March 2003    Dec. 2001

Dec. 31, 2000  3,043,579   371,921    3,415,500    June 2002     March 2001

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


required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $42,585,448 and $29,613,940 at September 30, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $7,364,979 and posted an increase in net asset value per Unit. The most significant gains of approximately 14.8% were recorded primarily during August and September from long positions in U.S. interest rate futures as domestic bond prices trended higher amid concerns for the U.S. economy, declining stock prices, as well as in reaction to the Federal Reserve's interest rate cuts. Smaller gains were recorded from long positions in short-term European interest rate futures as prices trended higher. In the global stock index futures markets, gains of approximately 10.0% were recorded throughout a majority of the quarter from short positions in DAX, Nikkei and TOPIX Index futures as equity prices moved sharply lower on corporate profit warnings and worries regarding global economic uncertainty. In the metals markets, gains of approximately 5.2% were recorded throughout the quarter from short futures positions in aluminum, copper and nickel as base metals prices trended lower as a result of increased supplies and weak demand. These gains were partially offset by losses of approximately 4.2% recorded in the currency markets primarily during August from short positions in the Japanese yen as the value of the yen strengthened versus the U.S. dollar due to a Japanese repatriation of assets and the weakness in the U.S. resulting from economic pessimism. Additional losses were recorded during September from transactions involving the Mexican peso. In the agricultural markets, losses of approximately 3.5% were recorded primarily during July from short positions in corn and wheat futures as prices increased on forecasts for hotter and drier weather in the U.S. midwest. In the energy markets, losses of approximately 2.1% were recorded during August and September from long futures positions in crude oil and its refined products as oil prices reversed lower due to near-term concerns over the effects of a global economic slowdown on oil demand. Total expenses for the three months ended September 30, 2001 were $1,111,046, resulting in net income of $6,253,933. The net asset value of a Unit increased from $12.34 at June 30, 2001 to $14.49 at September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $8,793,604 and posted an increase in net asset value per Unit. The most significant gains of approximately 15.4% were recorded in the global interest rate futures markets primarily during August and September from long positions in U.S. interest rate futures as domestic bond prices trended higher amid concerns for the U.S. economy, declining stock prices, as well as in reaction to the Federal Reserve's interest rate cuts. Smaller gains were recorded from long positions in short-term European interest rate futures as prices trended higher. In the global stock index futures markets, gains of approximately 9.6% were recorded during July through September from short positions in DAX, Nikkei and TOPIX Index futures as equity prices moved sharply lower on corporate profit warnings and amid worries regarding global economic uncertainty. In the metals markets, gains of approximately 5.7% were recorded primarily throughout the third quarter from short futures positions in aluminum, copper and nickel as base metals prices trended lower as a result of increased supplies and weak demand. In the soft commodities markets, gains of approximately 2.0% were recorded throughout the first quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. These gains were partially offset by losses of approximately 4.3% recorded in the currency markets from cross-rate transactions involving the British pound relative to the Swiss franc and Japanese yen, as well as from trading the euro relative to the British pound and Canadian dollar. In the energy markets, losses of approximately 3.5% were experienced primarily during April from short positions in crude oil futures as prices moved higher on supply concerns amid refinery production problems. Additional losses were experienced during the third quarter from long futures positions in crude oil and its refined products as oil prices reversed lower due to near-term concerns over the effects of a global economic slowdown on oil demand. Total expenses for the nine months ended September 30, 2001 were $3,127,244, resulting in net income of $5,666,360. The net asset value of a Unit increased from $12.55 at December 31, 2000 to $14.49 at September 30, 2001.

For the Quarter and Nine Months Ended September 30, 2000
For the quarter ended September 30, 2000, the Partnership recorded total trading revenues, including interest income, of $1,159,061 and posted an increase in net asset value per Unit. The most significant gains of approximately 3.5% were recorded in the currency markets primarily during August from short positions in the euro as its value weakened versus the U.S. dollar amid dampened optimism for continued economic growth in Europe. Additional gains were recorded from short positions in the New Zealand and Australian dollars as the value of these currencies weakened relative to the U.S. dollar after worse-than-expected trade figures were released. In the energy markets, gains of approximately 2.6% were recorded primarily during August and September from long positions in natural gas futures as prices moved higher amid supply and storage concerns. Additional gains were recorded during August from long futures positions in crude oil and its related products as prices increased as ongoing supply concerns outweighed signals from Saudi Arabia that it would seek a suitable production increase to ease the crunch. In the metals markets, profits of approximately 0.6% were recorded primarily during mid September from long positions in copper futures as prices rose due to a rise in COMEX copper stocks. In the global interest rate futures markets, gains of approximately 0.2% were recorded primarily during August from long positions in long-term U.S. interest rate futures as domestic bond prices increased after the Federal Reserve left its key bank-lending rate steady amid signs of moderation for the U.S. economic expansion. During September, gains were recorded from long positions in U.S. euro dollar cross-rate futures as investors shifted from longer-term debt into shorter dated instruments. A portion of the Partnership's overall gains was partially offset by losses of approximately 1.3% recorded in the global stock index futures markets primarily during late July from long positions in U.S. stock index futures as U.S. equity prices declined as renewed fears that the Federal Reserve will raise interest rates exacerbated concerns that corporate earnings may be slowing. During September, losses were also recorded from long positions as domestic stock prices fell on technology stock jitters and fears of a continuous increase in oil prices. In the agricultural markets, losses of approximately 0.6% were incurred primarily during late August from short positions in soybeans futures as prices surged on expectations that the searing heat in the U.S. delta will trim this year's production. Losses were also recorded during August and September from short positions in wheat futures as prices moved higher. In soft commodities, losses of approximately 0.3% were recorded primarily during July and early August from short cotton futures positions as prices increased on forecasts for hot and dry weather, which would shrink crop sizes. Total expenses for the three months ended September 30, 2000 were $463,198, resulting in net income of $695,863. The net asset value of a Unit increased from $8.91 at June 30, 2000 to $9.22 at September 30, 2000.

For the nine months ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $856,407 and posted a decrease in net asset value per Unit. The most significant losses of approximately 13.1% were recorded in the global interest rate futures markets primarily during

February from short positions in short and medium-term U.S. Treasury note futures as prices rose in late February as the U.S. stock markets fluctuated and investors shifted assets to short-term Treasury notes from stocks and 30 year bonds. During April and early May, additional losses were recorded from long positions in U.S. interest rate futures as prices declined amid fears of additional interest rate hikes by the U.S. Federal Reserve. Newly established short positions incurred additional losses later in May and during June as prices moved higher amid signs that U.S. economic growth has slowed and the prospects of additional interest rate hikes by the Federal Reserve were fading. In the agricultural markets, losses of approximately 4.7% were experienced throughout a majority of the second quarter from long positions in corn and soybean futures as prices declined due to forecasts for heavy rain in the U.S. growing regions. In the global stock index futures markets, losses of approximately 4.4% were recorded primarily during April from long positions in U.S. stock index futures as domestic equity prices declined amid fears of inflation and concerns that the Federal Reserve may need to raise interest rates more aggressively. Additional losses were experienced during late July from long positions in U.S. stock index futures as U.S. equity prices declined as renewed fears that the Federal Reserve will raise interest rates exacerbated concerns that corporate earnings may be slowing. During September, losses were recorded from long positions as domestic stock prices fell on technology stock jitters and fears of a continuous increase in oil prices. In the metals markets, losses of approximately 2.1% were experienced primarily from long aluminum and copper futures positions as prices reversed lower in early February due primarily to technically based selling. During April and May, additional losses were experienced from long positions in copper, zinc and nickel as most base metals prices moved lower. A portion of the Partnership's overall losses was partially offset by gains of approximately 10.7% recorded in the energy markets primarily during January and March from long futures positions in crude oil and its related products as prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. Gains were also recorded during May, June and August from long futures positions in crude oil as the previous upward movement in oil prices reemerged amid rising concerns regarding supplies and production levels. Additional gains were recorded during May, August and September from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low and amid supply and storage concerns. In the currency markets, gains of approximately 6.2% were produced primarily during January, April and August from short positions in the euro and Swiss franc as the value of these currencies weakened versus the U.S. dollar amid skepticism about Europe's economic outlook, and lack of public support for the economy from European officials. Total expenses for the nine months ended September 30, 2000 were $1,525,719, resulting in a net loss of $2,382,126.
The net asset value of a Unit decreased from $10.29 at December 31, 1999 to $9.22 at September 30, 2000.

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

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the
                               - 23 -
Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market category at September 30, 2001 and 2000. At September 30, 2001 and 2000, the Partnership's total capitalization was approximately $43 million and $21 million, respectively.

  	Primary Market       September 30, 2001	    September 30, 2000
     Risk Category	        Value at Risk	    Value at Risk

     Interest Rate    	         (3.42)%       	   	   (1.89)%
Currency				 (0.83)			   (2.18)
Equity			   	 (0.41)	 		   (1.21)
Commodity 			 (0.96)			   (1.59)
    	Aggregate Value at Risk	 (3.82)%			   (3.30)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the
Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2000 through September 30, 2001.
Primary Market Risk Category		 High	 Low		Average

Interest Rate					(3.42)%	(0.54)%	(2.22)%

Currency						(1.56)	(0.64)	(1.01)

Equity		 				(0.45)	(0.41)	(0.43)

Commodity						(1.22)	(0.90)	(1.06)

Aggregate Value at Risk		  	(3.82)%	(1.92)%	(2.74)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 85% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at September 30, 2001 was to the global interest rate complex. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The

Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations
- e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure at September 30, 2001 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Equity.	The primary equity exposure at September 30, 2001 was
to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2001, the Partnership's primary exposures were to the TOPIX (Taiwan), S&P 500 (U.S.), Nikkei (Japan) and Dow Jones Industrial Average (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Metals.	The Partnership's metals exposure at September 30,
2001 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as aluminum, copper, nickel and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Energy. At September 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, cotton and livestock markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2001 were in euros, Japanese yen and Swedish kroner. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

 PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings disclosed in the Partnership's
Form 10Q for the quarter ended June 30, 2001.

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

Through September 30, 2001, 3,707,204.173 Units were sold, leaving 5,292,795.827 Units unsold. The aggregate price of the Units sold through September 30, 2001 was $38,635,571.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statement.

Item 6.	Exhibits and Reports on Form 8-K

(A) Exhibits
3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, dated as of October 31, 2000, is
incorporated by reference to Exhibit A of the
Partnership's Prospectus, dated October 11, 2000, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on October 13, 2000.
3.02 Certificate of Limited Partnership, dated July 15, 1998, is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File No. 333-60115) filed with the Securities and Exchange
Commission on July 28, 1998.
3.03 Certificate of Amendment of Certificate of Limited Partnership, dated November 13, 2001, (changing its name from Morgan Stanley Dean Witter Charter Graham L.P.) is incorporated by reference to the Partnership's Form 8-K
(File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.
10.02	Management Agreement, dated as of November 6, 1998, among
the Partnership, Demeter, and Graham Capital Management
L.P. is incorporated by reference to Exhibit 10.02 of the Partnership's Quarterly Report on Form 10-Q (File No. 0-
25603) filed with the Securities and Exchange Commission on May 17, 1999.
10.03 Subscription and Exchange Agreement and Power of Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

10.04 Amended and Restated Escrow Agreement among the Partnership, Morgan Stanley Charter Millburn L.P., Morgan Stanley Charter Welton L.P., Morgan Stanley Charter DWFCM L.P., Morgan Stanley DW, and The Chase Manhattan Bank is incorporated by reference to Exhibit 10.04 of the Partnership's Registration Statement on Form S-1 (File No. 333-91563) filed with the Securities and Exchange
Commission  on March 30, 2001.
10.05	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of
November 13, 2000 is incorporated by reference to Exhibit
10.01 of the Partnership's Form 8-K (File No. 0-25603)
filed with the Securities and Exchange Commission on
November 6, 2001.
10.06	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of November 6, 2000, is incorporated by reference
to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.
10.07	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of November
6, 2000, is incorporated by reference to Exhibit 10.04 of
the Partnership's Form 8-K (File No. 0-25603) filed with
the Securities and Exchange Commission on November 6,
2001.
10.08	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of August 30, 1999, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.
10.09 Subscription Agreement Update Form is incorporated by reference to Exhibit C of the Partnership's Prospectus dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

10.10 Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-
K (File No. 0-25603) filed with the Securities and
Exchange Commission on November 6, 2001.

(B)   Reports on Form 8-K. - None.

	SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        Morgan Stanley Charter Graham L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 13, 2001       By:/s/Raymond E. Koch    	__________
                              Raymond E. Koch
                              Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.