Form 10-Q
period 2002-03-31
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2002-05-14
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-25603

	MORGAN STANLEY CHARTER GRAHAM L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-4018068
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)

Demeter Management Corporation
c/o Managed Futures Department
825 Third Avenue, 8th Fl., New York, NY		   	  10022
(Address of principal executive offices)	  	     (Zip Code)

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

Yes    X       	No___________

	MORGAN STANLEY CHARTER GRAHAM L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2002 and 2001 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 11-16

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................16-28

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 29

Item 2.	Changes in Securities and Use of Proceeds.......... 29-30

Item 6.	Exhibits and Reports on Form 8-K....................30-31






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	             March 31,	     December 31,
                           2002      	    2001
	        $	   $
	          (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	49,014,157	45,247,504

	Net unrealized gain on open contracts (MS & Co.)	1,031,277	1,617,509
	Net unrealized gain (loss) on open contracts (MSIL)	     137,341	   (751,401)

	Total net unrealized gain on open contracts	  1,168,618	     866,108

	     Total Trading Equity	50,182,775	46,113,612

	Subscriptions receivable	2,958,154	2,428,001
	Interest receivable (Morgan Stanley DW)	       72,031	       69,554

	     Total Assets	53,212,960	48,611,167

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	497,639	329,746
	Accrued brokerage fees (Morgan Stanley DW)	300,506	264,953
	Accrued management fees	       85,859	     75,700

	     Total Liabilities	     884,004	    670,399

Partners' Capital

	Limited Partners (3,946,732.707 and
	      3,443,452.290 Units, respectively)	51,745,130	47,429,838
	General Partner (44,529.890 and
	      37,094.046 Units, respectively)	      583,826	     510,930

         Total Partners' Capital                                                                  52,328,956	47,940,768

         Total Liabilities and Partners' Capital                                          53,212,960		48,611,167


NET ASSET VALUE PER UNIT	        13.11	         13.77

	The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	(1,890,969)	4,032,864
		Net change in unrealized	    302,510	   (205,643)

			Total Trading Results 	(1,588,459)	3,827,221

	Interest Income (Morgan Stanley DW)	    207,772	    409,042

			Total  	(1,380,687)                  4,236,263


EXPENSES

	Brokerage fees (Morgan Stanley DW)	874,970	511,471
	Management fees	249,992	146,135
	Incentive fees	         -     	    632,043

			Total 	1,124,962	1,289,649


NET INCOME (LOSS)	(2,505,649)	2,946,614


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(2,478,545)	2,914,628
	General Partner	(27,104)	31,986


NET INCOME (LOSS) PER UNIT

	Limited Partners	(.66)	1.24
	General Partner	(.66)	1.24


	The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2002 and 2001
	(Unaudited)




	   Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
                                                      $                        $                        $

Partners' Capital,
   December 31, 2000	2,291,643.790	28,446,182	324,976	28,771,158

Offering of Units	193,077.648	2,473,416	11,000	2,484,416

Net Income	-		2,914,628	31,986	2,946,614

Redemptions	   (60,427.201)	   (769,931)	       -    	   (769,931)


Partners' Capital,
   March 31, 2001	2,424,294.237	33,064,295	367,962	33,432,257





Partners' Capital,
	December 31, 2001	3,480,546.336	47,429,838	510,930	47,940,768

Offering of Units	639,732.200	8,546,926	100,000	8,646,926

Net Loss	-	(2,478,545)	(27,104)	(2,505,649)

Redemptions	(129,015.939)	(1,753,089)	       -    	(1,753,089)

Partners' Capital,
	March 31, 2002	3,991,262.597	51,745,130	583,826	52,328,956








The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2002     	      2001
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(2,505,649)	2,946,614
Noncash item included in net income (loss):
		Net change in unrealized	(302,510)	205,643

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	(2,477)	5,116

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	35,553	27,654
		Accrued management fees	10,159	    7,902
		Accrued incentive fees	          -     	  (254,022)

Net cash provided by (used for) operating activities	(2,764,924)	2,938,907


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	8,646,926	2,484,416
Increase in subscriptions receivable	(530,153)	(465,229)
Increase (decrease) in redemptions payable	   167,893	  (344,028)
Redemptions of Units 	(1,753,089)	  (769,931)

Net cash provided by financing activities	6,531,577	    905,228

Net increase in cash	3,766,653	3,844,135

Balance at beginning of period	45,247,504	26,570,361

Balance at end of period	49,014,157	30,414,496




	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2002
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Graham L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2001 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Graham L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of funds, comprised of the Partnership, Morgan Stanley Charter Millburn L.P., Morgan Stanley Charter Welton L.P., and Morgan Stanley Charter MSFCM L.P.

The general partner is Demeter Management Corporation ("Demeter").

MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from

MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                  Net Unrealized Gains (Losses)
                    on Open Contracts                   Longest Maturities

                 Exchange-  Off-Exchange-          Exchange-    Off-Exchange-
Date              Traded      Traded      Total     Traded         Traded
                     $            $         $

Mar. 31, 2002   1,113,971     54,647    1,168,618   Sept. 2003   Jun. 2002
Dec. 31, 2001   1,017,777   (151,669)     866,108    Jun. 2003   Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and

MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $50,128,128 and $46,265,281 at March 31, 2002 and December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading losses, net of interest income, of $1,380,687 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.6% were recorded in the global stock index markets primarily during February and March from positions as equity prices traded in a non-trending pattern from continued global economic uncertainty and unrest in the

Middle East. Smaller losses of approximately 0.9% were recorded in the global interest rate markets primarily during February from previously established short positions in Japanese government bond futures when prices moved higher following the possibility of an anti-deflation plan from the Japanese government. Additional losses were recorded mainly during March in eurodollar positions on short-term volatile price movement. Losses of approximately 0.4% were also recorded in the metals markets during January from short positions in copper as prices increased on the shoulders of rising demand expectations, fueled by the possibility of an accelerated U.S. economic recovery. Partially offsetting gains of approximately 0.7% were recorded in the agricultural markets primarily during January and February from previously established long positions in cocoa when prices trended higher over supply concerns and technical factors. Total expenses for the three months ended March 31, 2002, were $1,124,962, resulting in a net loss of $2,505,649. The net asset value of a Unit decreased from $13.77 at December 31, 2001 to $13.11 at March 31, 2002.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income, of $4,236,263 and posted an increase in net asset value per Unit. The most significant gains of approximately 8.4% were recorded in the global interest rate futures markets primarily from long positions in Japanese government bond futures as prices moved higher during January and February amid weak Japanese stock prices and disappointing economic data in that country. Profits were also recorded from long positions in U.S. and European interest rate futures as prices rose throughout a majority of the quarter amid a rattled stock market, shaky consumer confidence, positive inflation data and the anticipation of additional interest rate cuts by the U.S. Federal Reserve. In soft commodities, gains of approximately 2.4% were recorded throughout the quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. Additional gains of approximately 2.2% were recorded throughout a majority of the quarter in the currency markets primarily from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Smaller currency gains were recorded during March from short positions in the Korean won as its valued declined relative to the U.S. dollar on concerns for that country's economy. A portion of overall Partnership gains for the quarter was offset by losses of approximately 1.9% recorded primarily during January in the energy markets from long positions in natural gas futures as prices reversed their sharp upward trend amid bearish inventory data and forecasts for warmer weather in key consumption areas. Total expenses for the three months ended March 31, 2001 were $1,289,649, resulting in net income of $2,946,614. The net asset value of a Unit increased from $12.55 at December 31, 2000 to $13.79 at March 31, 2001.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2002 and 2001. At March 31, 2002 and 2001, the Partnership's total capitalization was approximately $52 million and $33 million, respectively.

	Primary Market          March 31, 2002     March 31, 2001
     Risk Category            Value at Risk      Value at Risk

     Interest Rate		(2.05)%		  (2.16)%
Currency					(1.35)		  (1.01)
	Equity		  			(0.41)		  (0.43)
     Commodity 				(1.30)		  (1.16)
     Aggregate Value at Risk	 	(3.15)%		  (2.45)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2001 through March 31, 2002.

Primary Market Risk Category        High      Low      Average
Interest Rate 	(3.42)%	(0.54)%	(1.74)%

Currency   	(1.56)	(0.71)	(1.11)

Equity  	(0.45)	(0.18)	(0.36)

Commodity	(1.30)	(0.94)	(1.10)

Aggregate Value at Risk	(3.82)%	(1.33)%	(2.55)%

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

The VaR tables above present the results of the Partnership's VaR for the Partnership's market risk exposures and on an aggregate basis at March 31, 2002 and 2001 and for the end of the four quarterly reporting periods from April 1, 2001 through March 31, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 77% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2002 was to the global interest rate sector. Exposure was primarily spread across the European, Japanese and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations
- e.g., Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure at March 31, 2002 was to the currency complex. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2002, the Partnership's major exposures were to the Japanese and euro currency crosses and outright U.S. dollar positions.

Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The primary equity exposure at March 31, 2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2002, the Partnership's primary exposures were to the NASDAQ (U.S.) and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At March 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas.

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

Metals. The Partnership's metals exposure at March 31, 2002 was to fluctuations in the price of base metals, such as copper, nickel, aluminum and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.
The Trading Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the base metals markets.

Soft Commodities and Agriculturals.  At March 31, 2002, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar and livestock markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balance at March 31, 2002 was in Hong Kong dollars. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S.
dollars upon liquidation of their respective positions.

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

Item 1.  LEGAL PROCEEDINGS
None.

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

Through March 31, 2002, 4,972,937.834 Units were sold, leaving
4,027,062.166 Units unsold. The aggregate price of the Units sold through March 31, 2002 was $56,291,695.

Since no expenses are chargeable against the proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statement.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership's Prospectus, dated April
25, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on May 8, 2002.
3.02	Certificate of Limited Partnership, dated July 15, 1998,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 333-60115) filed with the Securities and Exchange
Commission on July 29, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Charter Graham L.P.) is
incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-25603) filed with the
Securities and Exchange Commission on November 6, 2001.
10.01	Management Agreement, dated as of November 6, 1998, among
the Partnership, Demeter and Graham Capital Management
L.P. is incorporated by reference to Exhibit 10.01 of the
Partnership's Quarterly Report on Form 10-Q (File No. 0-
25603) filed with the Securities and Exchange Commission
on May 17, 1999.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated April 25, 2002, filed with the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended, on May 8, 2002.

10.03	Amended and Restated Escrow Agreement, dated as of
October 11, 2000, among the Partnership, Morgan Stanley
Charter Millburn L.P., Morgan Stanley Charter Welton
L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley
DW, and The Chase Manhattan Bank is incorporated by
reference to Exhibit 10.04 of the Partnership's Post-
Effective Amendment No. 3 to the Registration Statement
on Form S-1 (File No. 333-91563) filed with the
Securities and Exchange Commission on March 30, 2001.
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of November
13, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-25603) filed
with the Securities and Exchange Commission on November
6, 2001.
10.05	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of November 6, 2000, is incorporated
by reference to Exhibit 10.02 of the Partnership's Form
8-K (File No. 0-25603) filed with the Securities and
Exchange Commission on November 6, 2001.
10.06	Customer Agreement between the Partnership and MSIL,
dated as of November 6, 2000, is incorporated by
reference to Exhibit 10.04 of the Partnership's Form 8-K
(File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.
10.07	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of August 30, 1999,
is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.
10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership's Prospectus dated April 25, 2002, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended,
on May 8, 2002.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-25603)
filed with the Securities and Exchange Commission on
November 6, 2001
(B)	     Reports on Form 8-K. - None.

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




                        Morgan Stanley Charter Graham L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 14, 2002            By: /s/ Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.