Form 10-Q
period 2002-06-30
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2002-08-13
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-25603

	MORGAN STANLEY CHARTER GRAHAM L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-4018068
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)

Demeter Management Corporation
c/o Managed Futures Department
825 Third Avenue, 8th Fl., New York, NY		   	  10022
(Address of principal executive offices)	  	     (Zip Code)

Registrant's telephone number, including area code  (201) 209-8400




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

	June 30, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2002 and 2001 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited).........................4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2002 and 2001 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited).........................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................23-36

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................37

Item 2.	Changes in Securities and Use of Proceeds...........37-38

Item 6.	Exhibits and Reports on Form 8-K....................38-40






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	   June 30,	     December 31,
                  2002      	    2001
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	57,245,856	45,247,504

	Net unrealized gain on open contracts (MS & Co.)	6,251,603	1,617,509
	Net unrealized loss on open contracts (MSIL)	    (204,638)	(751,401)

	Total net unrealized gain on open contracts	  6,046,965	   866,108

	     Total Trading Equity	63,292,821	46,113,612

Subscriptions receivable	1,973,437	2,428,001
Interest receivable (Morgan Stanley DW)	       80,622	      69,554

	     Total Assets	65,346,880	48,611,167

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	742,573	329,746
	Accrued brokerage fees (Morgan Stanley DW)	310,941	264,953
	Accrued management fees	      92,130	     75,700

	     Total Liabilities	 1,145,644	    670,399

Partners' Capital

	Limited Partners (4,394,279.046 and
	      3,443,452.290 Units, respectively)	63,500,806	47,429,838
	General Partner (48,470.000 and
	      37,094.046 Units, respectively)	      700,430	     510,930

         Total Partners' Capital	 64,201,236	47,940,768

         Total Liabilities and Partners' Capital	65,346,880	48,611,167


NET ASSET VALUE PER UNIT	         14.45	         13.77

	The accompanying notes are an integral part of these financial statements.



	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
	Realized	2,179,534	(629,141)
	Net change in unrealized	 4,878,347	   (2,499,354)

	Total Trading Results 	7,057,881	(3,128,495)

	Interest income (Morgan Stanley DW)	    222,624	    320,857

	Total  	 7,280,505	(2,807,638)


EXPENSES

	Brokerage fees (Morgan Stanley DW) 	899,844	565,094
	Management fees	   263,390		   161,455

	Total 	1,163,234	   726,549


NET INCOME (LOSS)	 6,117,271	(3,534,187)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	6,050,667	(3,495,206)
	General Partner	66,604	(38,981)


NET INCOME (LOSS) PER UNIT

	Limited Partners	1.34	(1.45)
	General Partner	1.34	(1.45)




	The accompanying notes are an integral part of these financial statements.

-

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	288,565	3,403,723
		Net change in unrealized	  5,180,857	   (2,704,997)

			Total Trading Results 	5,469,422	698,726

	Interest income (Morgan Stanley DW)	    430,396	    729,899

			Total  	 5,899,818	1,428,625


EXPENSES

	Brokerage fees (Morgan Stanley DW)	1,774,814	1,076,565
	Management fees	513,382	307,590
	Incentive fees	           -  	    632,043

			Total 	2,288,196	 2,016,198


NET INCOME (LOSS)	3,611,622	(587,573)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	3,572,122	(580,578)
	General Partner	39,500	(6,995)


NET INCOME (LOSS) PER UNIT

	Limited Partners	0.68	(0.21)
	General Partner	0.68	(0.21)



	The accompanying notes are an integral part of these financial statements.

<table>-

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
                                              $                           $                        $

Partners' Capital,
   December 31, 2000	2,291,643.790	28,446,182	324,976	28,771,158

Offering of Units	589,816.370	7,352,137	41,000	7,393,137

Net Loss	-		(580,578)	(6,995)	(587,573)

Redemptions	(197,201.668)	(2,460,812)	       -    	(2,460,812)

Partners' Capital,
   June 30, 2001	2,684,258.492	32,756,929	358,981	33,115,910





Partners' Capital,
	December 31, 2001	3,480,546.336	47,429,838	510,930	47,940,768

Offering of Units	1,214,862.216	15,891,081	150,000	16,041,081

Net Income	-	3,572,122	39,500	3,611,622

Redemptions	  (252,659.506)	 (3,392,235)	       -    	 (3,392,235)

Partners' Capital,
	June 30, 2002	4,442,749.046	63,500,806	700,430	64,201,236









The accompanying notes are an integral part of these financial statements.

<table>-

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2002     	      2001
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	3,611,622	(587,573)
Noncash item included in net income (loss):
		Net change in unrealized	(5,180,857)	2,704,997

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	(11,068)	41,801

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	45,988	41,352
		Accrued management fees	16,430	11,815
		Accrued incentive fees	       -      	  (860,827)


Net cash provided by (used for) operating activities	(1,517,885)	1,351,565


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	16,041,081	7,393,137
(Increase) decrease in subscriptions receivable	454,564	(1,153,035)
Increase in redemptions payable	412,827	233,136
Redemptions of Units 	(3,392,235)	  (2,460,812)


Net cash provided by financing activities	13,516,237	  4,012,426

Net increase in cash	11,998,352	5,363,991

Balance at beginning of period	45,247,504	26,570,361

Balance at end of period	57,245,856	31,934,352




	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

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

The general partner is Demeter Management Corporation ("Demeter").

MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. Graham Capital Management L.P. (the "Trading Advisor") is the trading advisor to the Partnership.

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

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

MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;

MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                  Net Unrealized Gains (Losses)
                    on Open Contracts                   Longest Maturities

                 Exchange-  Off-Exchange-          Exchange-    Off-Exchange-
Date              Traded      Traded      Total     Traded         Traded
                     $            $         $

Jun. 30, 2002   5,509,052    537,913    6,046,965   Dec. 2003    Sept. 2002
Dec. 31, 2001   1,017,777   (151,669)     866,108   Jun. 2003    Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in

MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $62,754,908 and $46,265,281 at June 30, 2002 and December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be

MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no material trends, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

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

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis. Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $7,280,505 and posted an increase in net asset value per Unit. The most significant gains of approximately 17.3% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc and British pound relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Significant currency gains were also recorded during May from long positions in the Korean won, Australian dollar and New Zealand dollar. Additional gains of approximately 1.6% were recorded in the global stock index futures markets primarily during June from short positions in U.S. and German index futures as prices declined amidst global economic uncertainty. A portion of the Partnership's gains was offset by losses of approximately 3.4% recorded in the global interest rate futures markets primarily during April from short positions in European and U.S. interest rate futures as prices climbed higher following weak equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. Additional losses of approximately 2.5% were recorded in the energy markets primarily during May from previously established long futures positions in crude oil and its related products as prices moved lower on supply and demand concerns. Total expenses for the three months ended June 30, 2002 were $1,163,234, resulting in net income of $6,117,271. The net asset value of a Unit increased from $13.11 at March 31, 2002 to $14.45 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $5,899,818 and posted an increase in net asset value per Unit. The most significant gains of approximately 17.3% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc and British pound relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Significant currency gains were also recorded during May from long positions in the Korean won, Australian dollar and New Zealand dollar. A portion of the Partnership's gains was offset by losses of approximately 4.2% recorded in the global interest rate futures markets primarily during April from short positions in European and U.S. interest rate futures as prices climbed higher following weak equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. Additional losses of approximately 2.5% were recorded in the energy markets primarily during May from previously established long futures positions in crude oil and its related products as prices moved lower on supply and demand concerns. Total expenses for the six months ended June 30, 2002 were $2,288,196, resulting in net income of $3,611,622. The net asset value of a Unit increased from $13.77 at December 31, 2001 to $14.45 at June 30, 2002.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $2,807,638 and posted a decrease in net asset value per Unit. The most significant losses of approximately 7.2% were recorded in the global interest rate futures markets primarily during June from short positions in U.S. interest rate futures primarily during June from short positions in U.S. interest rate futures as prices rallied on the possibility that the release of weak U.S. economic data would prompt the U.S. Federal Reserve to cut interest rates at its Federal Open Market Committee meeting in late June. Long positions experienced losses during April as U.S. bond prices reversed sharply lower following a rally in stock prices as investors deserted risk-free government securities in an asset shift to equities. Additional losses were recorded during these same months from short positions in German interest rate futures as prices increased during June on the decline in U.S. equity prices, and from long positions during April as prices reversed sharply lower on reports of the European Central Bank's decision to leave interest rates on hold. In the currency markets, losses of approximately 2.2% were recorded primarily during April from short positions in the Australian and Canadian dollar as their respective values strengthened versus the U.S. dollar on fears of a prolonged economic slowdown in the U.S. Smaller losses were incurred during May from short positions in the Japanese yen as the value of the yen reversed higher relative to the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to revive that country's ailing economy. In global stock index future markets, losses of approximately 1.6% were recorded primarily during April from short DAX Index futures positions as German stock prices reversed higher following the rise in the U.S. equity prices. These losses were partially offset by gains in approximately 2.1% recorded in the agricultural markets during May and June from short positions in corn and wheat futures as prices declined amid favorable weather forecasts in the U.S. midwest and on reports of declining demand. Additional gains of approximately 0.4% were recorded in the energy markets during May and June from short positions in natural gas futures as prices declined on continued concerns regarding rising U.S. natural gas inventories and mild weather across the United States. Total expenses for the three months ended June 30, 2001 were $726,549, resulting in a net loss of $3,534,187. The net asset value of a Unit decreased from $13.79 at March 31, 2001 to $12.34 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $1,428,625 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 1.5% were recorded in the energy markets primarily during April from short positions in crude oil futures as prices moved higher on supply concerns amid refinery production problems. Additional losses were incurred during January from long positions in natural gas futures as prices declined, reversing their previous sharp upward trend amid bearish inventory data and forecasts for warmer weather in key consumption areas. Smaller losses of approximately 0.3% were recorded in the global stock index futures markets primarily during April from short DAX index future positions as German stock prices reversed higher following the rise in U.S. equity prices. These losses were partially offset by gains of approximately 2.4% recorded in the agricultural markets throughout a majority of the first half of the year from short positions in corn and wheat futures as prices declined amid favorable weather conditions in South America and the United States. Additional gains of approximately 1.5% were recorded throughout the first quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. Smaller gains of approximately 0.6% were recorded in the metals markets throughout the second quarter from trading zinc and palladium futures. Total expenses for the six months ended June 30, 2001 were $2,016,198, resulting in a net loss of $587,573. The net asset value of a Unit decreased from $12.55 at December 31, 2000 to $12.34 at June 30, 2001.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the

Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. At June 30, 2002 and 2001, the Partnership's total capitalization was approximately $64 million and $33 million, respectively.

	Primary Market           June 30, 2002      June 30, 2001
     Risk Category            Value at Risk      Value at Risk

     Interest Rate		(3,24)%		  (0.58)%
Currency					(2.25)		  (2.00)
	Equity		  			(1.30)		  (0.45)
     Commodity 				(0.69)		  (1.20)
     Aggregate Value at Risk	 	(4.59)%		  (2.29)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category        High      Low      Average
Interest Rate 	(3.42)%	(0.97)%	(2.42)%

Currency   	(2.25)	(0.94)	(1.59)

Equity  	(1.30)	(0.18)	(0.58)

Commodity	(1.30)	(0.69)	(0.98)

Aggregate Value at Risk	(4.59)%	(2.59)%	(3.51)%

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

The VaR tables above present the results of the Partnership's VaR for the Partnership's market risk exposures and on an aggregate basis at June 30, 2002 and 2001 and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 71% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2002, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at June 30, 2002 was to the global interest rate sector. Exposure was primarily spread across the European, Japanese and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure at June 30, 2002 was to the currency complex. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2002, the Partnership's major exposures were to the Japanese yen and euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The primary equity exposure at June 30, 2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2002, the Partnership's primary exposures were to the NASDAQ (U.S.), S&P 500 (U.S.), TOPIX (Taiwan) and DAX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At June 30, 2002, the Partnership's energy exposure was primarily to futures contracts in the natural gas markets. Price movements in the energy markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals. The Partnership's metals exposure at June 30, 2002 was to fluctuations in the price of base metals, such as copper, nickel, aluminum and lead. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisor, from time to time, takes positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the base metals markets.

Soft Commodities and Agriculturals.  At June 30, 2002, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, cotton and corn markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2002 were in euros, Swiss francs and British pounds. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership initially registered 3,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on November 6, 1998 (SEC File Number 333-60115).

The Partnership registered an additional 6,000,000 Units pursuant to a new Registration Statement on Form S-1, which became effective on March 27, 2000 (SEC File Number 333-91563).

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through June 30, 2002, 5,544,127.740 Units were sold, leaving
3,455,872.260 Units unsold. The aggregate price of the Units sold through June 30, 2002 was $63,635,850.

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
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership's Prospectus, dated
July 29, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on August 12, 2002.
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
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated July 29, 2002, filed with the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended, on August 12, 2002.

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
10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership's Prospectus dated July 29, 2002, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended,
on August 12, 2002.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001

99.01	Certification of Periodic Financial Reports.

(B)	     Reports on Form 8-K. - None.

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




                        Morgan Stanley Charter Graham L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 13, 2002         By: /s/ Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter Graham L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Murray, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Robert E. Murray

Name:		Robert E. Murray
Title:	Chairman of the Board and President

Date:		August 13, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter Graham L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Raymond E. Koch

Name:		Raymond E. Koch
Title:	Chief Financial Officer

Date:		August 13, 2002