Form 10-Q
period 2002-09-30
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2002-11-13
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-25603

	MORGAN STANLEY CHARTER GRAHAM L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-4018068
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)

Demeter Management Corporation
c/o Managed Futures Department
Harborside Financial Center
Plaza Two, 1st Floor, Jersey City, NJ		     	   07311
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code  (201) 209-8400


825 Third Ave., 8th Floor, New York, NY 10022

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

	MORGAN STANLEY CHARTER GRAHAM L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		September 30, 2002 and 2001 (Unaudited)....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)....................4

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)..5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)....................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................24-37

Item 4.	Controls and Procedures.............................37-38

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................39

Item 2.	Changes in Securities and Use of Proceeds...........39-40

Item 5.	Other Information.........	..40-42

Item 6.	Exhibits and Reports on Form 8-K....................42-44




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION

<caption>	   September 30,	     December 31,
                                                     2002       	    2001
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	91,034,310	45,247,504

	Net unrealized gain on open contracts (MS & Co.)	5,016,994	1,617,509
	Net unrealized gain (loss) on open contracts (MSIL)	      154,174	    (751,401)

	Total net unrealized gain on open contracts	    5,171,168	     866,108

	     Total Trading Equity	96,205,478	46,113,612

Subscriptions receivable	6,430,653	2,428,001
Interest receivable (Morgan Stanley DW)	       125,346	       69,554

	     Total Assets	102,761,477	48,611,167

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued incentive fees	1,537,530	-
	Redemptions payable	1,196,624	329,746
	Accrued brokerage fees (Morgan Stanley DW)	494,308	264,953
	Accrued management fees	      146,462	     75,700

	     Total Liabilities	   3,374,924	    670,399

Partners' Capital

	Limited Partners (5,126,173.407 and
	      3,443,452.290 Units, respectively)	98,287,141	47,429,838
	General Partner (57,339.906 and
	      37,094.046 Units, respectively)	    1,099,412	     510,930

         Total Partners' Capital	99,386,553	47,940,768

         Total Liabilities and Partners' Capital	102,761,477	48,611,167


NET ASSET VALUE PER UNIT	           19.17	         13.77

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
	Realized	27,651,346	2,073,541
	Net change in unrealized	     (875,797)	5,004,330

	Total Trading Results 	26,775,549	7,077,871

	Interest income (Morgan Stanley DW)	      345,275	   287,108

	Total  	27,120,824	7,364,979


EXPENSES

	Incentive fees	3,660,660	341,515
	Brokerage fees (Morgan Stanley DW)	1,291,084	598,524
	Management fees                                                                        382,545		    171,007

	Total 	  5,334,289	 1,111,046


NET INCOME 	21,786,535	6,253,933


NET INCOME ALLOCATION

	Limited Partners	21,547,553	6,185,323
	General Partner	238,982	68,610


NET INCOME PER UNIT

	Limited Partners                        4.72                        2.15
	General Partner                         4.72                        2.15





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit:
		Realized	27,939,911	5,477,264
		Net change in unrealized	  4,305,060	2,299,333

			Total Trading Results 	32,244,971	7,776,597

	Interest income (Morgan Stanley DW)	     775,671	 1,017,007

			Total  	33,020,642	8,793,604


EXPENSES

	Incentive fees	3,660,660	   973,558
	Brokerage fees (Morgan Stanley DW)	3,065,898	1,675,089
	Management fees	    895,927	   478,597

			Total 	 7,622,485	3,127,244


NET INCOME 	25,398,157	5,666,360


NET INCOME ALLOCATION

	Limited Partners	25,119,675	5,604,745
	General Partner	278,482	61,615


NET INCOME PER UNIT

	Limited Partners	5.40	1.94
	General Partner	5.40	1.94



	The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
                                                $                         $                        $

Partners' Capital,
   December 31, 2000	2,291,643.790	28,446,182	324,976	28,771,158

Offering of Units	922,369.874	11,552,740	81,000	11,633,740

Net Income	         -  		 5,604,745	61,615	5,666,360

Redemptions	 (261,171.771)          (3,281,123)                 -     	(3,281,123)

Partners' Capital,
   September 30, 2001	2,952,841.893	42,322,544	467,591	42,790,135





Partners' Capital,
	December 31, 2001	3,480,546.336	47,429,838	510,930	47,940,768

Offering of Units	2,089,728.419	31,556,370	310,000	31,866,370

Net Income	            -    		25,119,675	278,482	25,398,157

Redemptions	  (386,761.442)          	(5,818,742)               -     	         (5,818,742)

Partners' Capital,
	September 30, 2002	5,183,513.313	98,287,141	1,099,412	99,386,553







The accompanying notes are an integral part of these financial statements.



	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2002     	      2001
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	25,398,157	5,666,360
Noncash item included in net income:
		Net change in unrealized	(4,305,060)	(2,299,333)

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	(55,792)	45,002

Increase (decrease) in operating liabilities:
		Accrued incentive fees	1,537,530	(519,312)
		Accrued brokerage fees (Morgan Stanley DW)	229,355	64,722
		Accrued management fees	      70,762	     18,492

Net cash provided by operating activities	22,874,952	2,975,931


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	31,866,370	11,633,740
Increase in subscriptions receivable	(4,002,652)	(641,277)
Increase (decrease) in redemptions payable	866,878	(286,007)
Redemptions of Units 	(5,818,742)	 (3,281,123)

Net cash provided by financing activities	22,911,854	  7,425,333

Net increase in cash	45,786,806	10,401,264

Balance at beginning of period	45,247,504	26,570,361

Balance at end of period	91,034,310	36,971,625





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

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

The Partnership's general partner is Demeter Management
Corporation ("Demeter").  The non-clearing commodity broker is

MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                  Net Unrealized Gains (Losses)
                    on Open Contracts                   Longest Maturities

                 Exchange-  Off-Exchange-          Exchange-    Off-Exchange-
Date              Traded      Traded      Total     Traded         Traded
                     $            $         $

Sept. 30, 2002  5,459,686		(288,518)	5,171,168	Mar. 2004	Dec. 2002
Dec. 31, 2001   1,017,777		(151,669)	866,108	Jun. 2003	Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in

MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $96,493,996 and $46,265,281 at September 30, 2002 and December 31, 2001,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward

MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no material trends, demands, commitments, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2002 and 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $27,120,824 and posted an increase in net asset value per Unit. The most significant gains of approximately 27.1% were recorded in the global interest rate futures markets from previously established long positions in European and U.S. interest rate futures, as prices trended higher throughout the quarter due to investors seeking a safe haven from falling equity prices and increased pessimism regarding a global economic recovery. Gains of approximately 9.1% were recorded in the global stock index futures markets, primarily during July and September, from short positions in U.S. and European stock index futures as prices weakened amid suspicions regarding corporate accounting practices and global political and economic uncertainty. In the agricultural markets, gains of approximately 4.5% were recorded from long positions in wheat and corn futures as prices trended higher amid weather related concerns. Additional gains of approximately 1.8% were recorded in the energy futures markets, primarily during August and September, from long positions in crude oil futures and its related products as prices trended higher on the increasing possibility of military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 2.6% in the currency markets from previously established long positions in the Canadian dollar and Japanese yen relative to the U.S. dollar as these currencies weakened against the dollar due to the emphasis on a "strong dollar" policy by the Bush Administration during July and the persistence of trendless price activity during August and September. Additional losses of approximately 1.5% were recorded in the metals markets from positions in copper and aluminum futures as these markets exhibited erratic price behavior. Total expenses for the three months ended September 30, 2002 were $5,334,289, resulting in net income of $21,786,535. The net asset value of a Unit increased from $14.45 at June 30, 2002 to $19.17 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $33,020,642 and posted an increase in net asset value per Unit. The most significant gains of approximately 21.8% were recorded from long positions in the global interest rate futures markets as prices trended higher during a majority of the second and third quarters due to uncertainty regarding a global economic recovery. In the currency markets, gains of approximately 14.3% were recorded, primarily during May and June, from previously established long positions in the euro, Swiss franc, and British pound relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling U.S. equity prices and increased tensions in the Israeli-Palestinian conflict. Gains of approximately 8.0% were recorded in the global stock index futures markets, primarily during the third quarter, from short positions in European and U.S. stock index futures as prices weakened amid suspicions regarding corporate accounting practices and global political and economic uncertainty. Additional gains of approximately 6.0% were recorded in the agricultural markets from long positions in wheat and corn as prices trended higher amid weather related concerns. A portion of the Partnership's overall gain was offset by losses of approximately 2.3% in the metals markets from positions in aluminum, copper, and zinc futures as trendless price activity persisted throughout the period. Total expenses for the nine months ended September 30, 2002 were $7,622,485, resulting in net income of $25,398,157. The net asset value of a Unit increased from $13.77 at December 31, 2001 to $19.17 at September 30, 2002.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the

Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2002 and 2001.
At September 30, 2002 and 2001, the Partnership's total capitalization was approximately $99 million and $43 million, respectively.

	Primary Market       September 30, 2002   September 30, 2001
     Risk Category           Value at Risk       Value at Risk

     Equity		(0.95)%		  (0.41)%
Interest Rate				(0.72)		  (3.42)
	Currency		  			(0.52)		  (1.19)
     Commodity 				(1.50)		  (0.97)
     Aggregate Value at Risk	 	(2.08)%		  (3.89)%

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

The table above represents the VaR of the Partnership's open positions at September 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2001 through September 30, 2002.

Primary Market Risk Category        High      Low      Average
Equity  	 (1.30)%	 (0.18)%	 (0.71)%

Interest Rate 	(3.24)	(0.72)	(1.74)

Currency   	 (2.25)	 (0.52)	 (1.42)

Commodity	 (1.50)	 (0.69)	 (1.11)

Aggregate Value at Risk	 (4.59)%	 (2.08)%	 (3.06)%

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

The VaR tables above present the results of the Partnership's VaR for the Partnership's market risk exposures and on an aggregate basis at September 30, 2002 and 2001 and for the end of the four quarterly reporting periods from October 1, 2001 through September 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 79% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2002, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at September 30, 2002 was to the global stock index sector. The primary equity exposure was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2002, the Partnership's primary exposures were to the NASDAQ (U.S.), TOPIX (Taiwan) and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Interest Rate. At September 30, 2002, exposure was primarily spread across the European, Japanese and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that the G-7 countries' interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2002, the Partnership's major exposures were to the Japanese yen and euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
Energy. At September 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals. The Partnership's metals exposure at September 30, 2002 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper, aluminum and lead. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Soft Commodities and Agriculturals. At September 30, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar and coffee markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2002 were in euros, Japanese yen and British pounds. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.   CONTROLS AND PROCEDURES
(a)	As of a date within 90 days of the filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the Partnership's disclosure controls and procedures, and have judged such controls and procedures to be effective.

(b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

The Partnership registered an additional 2,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on July 29, 2002 (SEC File Number 333-85076).

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through September 30, 2002, 6,410,124.037 Units were sold, leaving 4,589,875.963 Units unsold. The aggregate price of the Units sold through September 30, 2002 was $79,301,139.

Since no expenses are chargeable against the proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus included as part of the above referenced Registration Statement.

Item 5.   OTHER INFORMATION
Changes in Management
The following changes have been made to the Board of Directors and Officers of Demeter Management Corporation, general partner:

Mr. Robert E. Murray resigned the position of President of Demeter. Mr. Murray, however, retains his position as Chairman and as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 41, was named President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency

Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 33 commodity pool investments. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mr. Frank Zafran, age 47, will become a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. once he has registered with the National Futures Association as an associated person of both firms, which registration is currently pending. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Raymond E. Koch resigned the position of Chief Financial
Officer of Demeter.

Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

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
10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership's Prospectus dated July 29, 2002, filed with
the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on August 12, 2002.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-25603)
filed with the Securities and Exchange Commission on
November 6, 2001.
99.01	Certification of Periodic Report by Jeffrey A. Rothman,
President of Demeter Management Corporation, the general
partner of the Partnership.
99.02	Certification of Periodic Report by Jeffrey D. Hahn,
Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership.

(B)	Reports on Form 8-K. - None.

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




                        Morgan Stanley Charter Graham L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2002       By: /s/ Jeffrey D. Hahn
                                Jeffrey D. Hahn
                                Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.		I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.		Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.		Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
(the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

     a)		all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

     b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002	/s/Jeffrey A. Rothman
	   Jeffrey A. Rothman
	   President, Demeter Management
	   Corporation, general partner
	   of the Partnership
























       CERTIFICATIONS
I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not
contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible
for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002      /s/Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer,
                                 Demeter Management Corporation,
                                 general partner of the
                                 Partnership

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter Graham L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter Graham L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		November 14, 2002