Form 10-K
period 2002-12-31
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2003-03-26
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________

Commission File Number 0-25603

	MORGAN STANLEY CHARTER GRAHAM L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				13-4018068
(State or other jurisdiction of				   (I.R.S. Employer
incorporation or organization)			 	  	  Identification No.)

Demeter Management Corporation
825 Third Avenue, 9th Floor
New York, NY				 	  10022
(Address of principal executive offices)		 		(Zip Code)


Registrant's telephone number, including area code    	 	(212) 310-6444


Securities registered pursuant to Section 12(b) of the Act:

									Name of each exchange
Title of each class  						on which registered

		None								    None

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

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $124,813,354 at January 31, 2003.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)

<table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2002
                                                                   Page No.
DOCUMENTS INCORPORATED BY REFERENCE  . . . . . . . . . . . . . . . . . . 1

Part I .

  Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . 2-5

  Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . 5

  Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 6

  Item  4.  Submission of Matters to a Vote of Security Holders. . . . . 6

Part II.

  Item  5.  Market for the Registrant's Partnership Units
            and Related Security Holder Matters  . . . . . . . . . . . 7-8

  Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . .   9

  Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . 10-23

  Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk  . . . . . . . . . . . . . . . . . . . . . . 23-36

  Item  8.  Financial Statements and Supplementary Data. . . . . . . 36-37

  Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure  . . . . . . . . . . . .37

Part III.

  Item 10.  Directors and Executive Officers of the Registrant . . . 38-43

  Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . .43

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . . .43

  Item 13.  Certain Relationships and Related Transactions . . . . . . .44

  Item 14.  Controls and Procedures. . . . . . . . . . . . . . . . . . .44

Part IV.

  Item 15.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . . . 45-46

	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

	Partnership's Prospectus dated
	February 26, 2003		   I

	Annual Report to Morgan Stanley
	Charter Series Limited Partners
	for the year ended December 31, 2002	 II, III and IV




       PART I
Item 1.  BUSINESS
(a) General Development of Business. Morgan Stanley Charter Graham L.P. ("the Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership commenced operations on March 1, 1999. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Campbell L.P. ("Charter Campbell"), Morgan Stanley Charter Millburn L.P., Morgan Stanley Charter Welton L.P. ("Charter Welton") and Morgan Stanley Charter MSFCM L.P. (collectively, the "Charter Series").

Charter Welton terminated trading effective December 31, 2002 and will commence its dissolution in April 2003 pursuant to its Limited Partnership Agreement.

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. Graham Capital Management, L.P. (the "Trading Advisor") is the trading advisor to the Partnership.

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

Effective July 29, 2002, Charter Campbell was added to the
Charter Series of funds and began trading on October 1, 2002.

Units of limited partnership interest ("Unit(s)") are sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month. The managing underwriter for the Partnership is Morgan Stanley DW.

The Partnership's net asset value per Unit at December 31, 2002 was $18.84, representing an increase of 36.8 percent from the net asset value per Unit of $13.77 at December 31, 2001. For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial informa-tion reporting purposes the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards and options. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards and options pursuant to trading instructions provided by the Trading Advisor. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated February 26, 2003 (the "Prospectus"), incorporated by reference in this Form 10-K, set forth below.
  Facets of Business

  1. Summary                      1. "Summary" (Pages 1-9 of
                                      the Prospectus).

  2. Futures, Options, and        2. "The Futures, Options, and
     Forwards Markets                 Forwards Markets" (Pages
                                      108-112 of the Prospectus).

  3. Partnership's Trading        3. "Use of Proceeds" (Pages
     Arrangements and                 24-26 of the Prospectus).
     Policies                         "The Trading Advisors"
                                      (Pages 61-85 of the
                                      Prospectus).

  4. Management of the Part-      4. "Management Agreements"
     nership                          (Page 61 of the Pros-
                                      pectus).  "The General
                                      Partner" (Pages 55-60 of
                                      the Prospectus).  "The
                                      Commodity Brokers" (Pages
                                      87-89 of the Prospectus)
                                      and "The Limited Partner-
                                      ship Agreements" (Pages
                                      90-93 of the Prospectus).

  5. Taxation of the Partner-     5. "Material Federal Income
     ship's Limited Partners          Tax Considerations" and
                                     "State and Local Income Tax
                                      Aspects" (Pages 99-106
                                      of the Prospectus).




(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards and options on foreign exchanges.

(e) Available Information. The Partnership files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission ("SEC"). You may read and copy any document filed by the Partnership at the SEC's public reference room at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements and other information that issuers (including the Partnership) file electronically with the SEC. The SEC's website address is http://www.sec.gov.

Item 2.  PROPERTIES
The Partnership's executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third
Avenue, 9th Floor, New York, NY 10022.
Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
       PART II
Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS


(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2002 was approximately 3,664.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on March 1, 1999. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership profits.

(d) Use of Proceeds. The Partnership initially registered
3,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on November 6, 1998 (SEC File Number 333-
85078).

The Partnership registered an additional 6,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on March 27, 2000 (SEC File Number 333-91563).

The Partnership registered an additional 2,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on July 29, 2002 (SEC File Number 333-85076). The aggregate price of the amount registered was $26,160,000 based upon an initial offering price of $13.08 per Unit.

Units of the Partnership are sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through December 31, 2002, 7,568,418.555 Units were sold, leaving
3,431,581.445 Units unsold at December 31, 2002. The aggregate price of the Units sold through December 31, 2002 was $99,990,618.

The Partnership registered an additional 9,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on February 26, 2003 (SEC File Number 333-103166). The aggregate price of the amount registered was $183,600,000 based upon an initial offering price of $20.40 per Unit.

The managing underwriter for the Partnership is Morgan Stanley DW.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus.



Item 6.  SELECTED FINANCIAL DATA (in dollars)

                           		                          	    For the
                           	                      		  Period from
                           	                      		 March 1, 1999
                           	                      	 	 (commencement
                           	                      		 of operations)
                      	                           		      to
            	 	 For the Years Ended December 31,      December 31,
            		    2002          2001        2000          1999
Revenues
(including
interest)			 34,435,014    8,379,420    8,225,638     2,354,804


Net Income     	  	 24,627,018    3,258,760    5,323,879     1,425,179


Net Income Per
Unit (Limited &
General Partners)    		 5.07         1.22         2.26          0.29


Total Assets   		117,617,443   48,611,167   30,380,410    21,028,305


Total Limited
Partners'
Capital	    		115,164,948   47,429,838   28,446,182    20,424,608


Net Asset Value
Per Unit        	    		18.84        13.77        12.55         10.29


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in or that are likely to result in the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional Units in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations.
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three years ended December 31, 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

At December 31, 2002, the Partnership's total capital was $116,396,220, an increase of $68,455,452 from the Partnership's total capital of $47,940,768 at December 31, 2001. For the year ended December 31, 2002, the Partnership generated net income of $24,627,018, total subscriptions aggregated $52,695,849 and total redemptions aggregated $8,867,415.

For the year ended December 31, 2002, the Partnership recorded total trading revenues, including interest income, of $34,435,014 and posted an increase in net asset value per Unit. The most significant gains of approximately 23.4% were recorded in the global interest rate futures markets from long positions in European and U.S. interest rate futures as prices trended higher during the period from June through September, as well as in December, drawing strong support from falling equity prices, increased economic uncertainty, and global tensions. Additional gains of approximately 21.3% were recorded in the currency markets from long positions in the euro and Swiss franc versus the U.S. dollar as the value of the dollar weakened during May, June, and December, prompted by pessimism regarding a U.S.

economic recovery and increased global tensions concerning India, Pakistan, Iraq, and North Korea. Smaller gains of approximately 6.6% were recorded in the agricultural futures markets from long positions in corn and wheat futures as prices trended higher during the third quarter amid fears that continued hot-dry weather would have an adverse affect on crops in the U.S midwest. In the global stock index futures markets, gains of approximately 6.1% were recorded from short positions in U.S. and European stock index futures, primarily in July and September, as prices moved lower amid suspicions regarding corporate accounting practices and skepticism surrounding a global economic recovery. A portion of the Partnership's overall gains was offset by losses of approximately 4.9% recorded in the metals futures markets from positions in copper, nickel and zinc futures as prices moved without consistent direction throughout a majority of the year amid shifting supply and demand concerns. In the energy futures markets, losses of approximately 3.7% were recorded from long positions in crude oil futures as prices reversed lower during May and October amid a temporary easing of tensions between the U.S. and Iraq. Total expenses for the year were $9,807,996, resulting in net income of $24,627,018. The net asset value of a Unit increased from $13.77 at December 31, 2001 to $18.84 at December 31, 2002.

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

For the year ended December 31, 2000, the Partnership recorded total trading revenues, including interest income, of $8,225,638 and posted an increase in net asset value per Unit. The most significant gains of approximately 15.8% were recorded in the currency markets primarily during January, April, August and October from short positions in the euro and Swiss franc as the value of these European currencies weakened relative to the U.S. dollar amid skepticism about Europe's economic outlook. Additional gains were recorded primarily during November from short positions in the Korean won as its value weakened versus the U.S. dollar due to concerns over political and economic woes in that region. In the interest rate futures markets, gains of approximately 12.9% were recorded primarily during November and December from long positions in U.S. interest rate futures as prices climbed higher amid a drop in stock prices and as fears of an economic slowdown drew investors to the perceived safety of government securities. Additional gains were recorded during December from long positions in European and Australian interest rate futures as prices in these markets rose amid speculation that the U.S. Federal Reserve would lower interest rates in the near future. In the energy markets, gains of approximately 11.9% were recorded primarily during May, August, September, November and December from long positions in natural gas futures as prices climbed to all-time highs amid supply and storage concerns. A portion of the Partnership's overall gains was partially offset by losses of approximately 3.7% recorded in the metals markets primarily during November and December from long positions in copper and aluminum futures as prices declined after concerns mounted that demand would weaken amid a cooling of the U.S. economy. Total expenses for the year were $2,901,759, resulting in net income of $5,323,879. The net asset value of a Unit increased from $10.29 at December 31, 1999 to $12.55 at December 31, 2000.

The Partnership's overall performance record represents varied results of trading in different futures, forwards, and options markets. For an analysis of unrealized gains and (losses) by contract type and a further description of 2002 trading results, refer to the "Letter to the Limited Partners" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

See "Financial Instruments" under "Notes to Financial Statements" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership's operations.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experiences to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.
VaR typically does not represent the worst case outcome.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange-traded instruments and is also not based on exchange and/or dealer-based margin requirements.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2002 and 2001. At December 31, 2002 and 2001, the Partnership's total capitalization was approximately $116 million and $48 million, respectively.
  Primary Market            December 31, 2002   December 31, 2001
  Risk Category               Value at Risk       Value at Risk

  Currency                       (1.91)%             (1.98)%

  Interest Rate                  (1.89)              (0.97)

  Equity                         (0.61)              (0.18)

  Commodity                      (1.62)              (0.95)

  Aggregate Value at Risk        (3.27)%             (2.59)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaR(s) for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at December 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2002 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2002 through December 31, 2002.

Primary Market Risk Category      High       Low     Average

Currency                         (2.25)%   (0.52)%   (1.41)%

Interest Rate                    (3.24)    (0.72)    (1.97)

Equity                      	   (1.30)    (0.41)	   (0.82)

Commodity                        (1.62)    (0.69)    (1.28)

Aggregate Value at Risk          (4.59)%   (2.08)%   (3.23)%


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2002 and 2001 and for the end of the four quarterly reporting periods during calendar year 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At December 31, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 80% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at December 31, 2002 was to the currency sector. The
Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2002, the Partnership's major exposures were to euro, Japanese yen and British pound currency crosses, and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure at December 31, 2002 was to the global interest rate sector. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that the G-7 countries' interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The primary equity exposure at December 31, 2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2002, the Partnership's primary exposures were to the Nikkei (Japan), TOPIX (Japan) and Hang Seng (Hong Kong) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, Japanese and Hong Kong stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At December 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At December 31, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the corn and sugar markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at December 31, 2002 was to fluctuations in the price of precious metals such as gold, and base metals, such as aluminum. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at December 31, 2002 were in Hong
Kong dollars, Canadian dollars and Swedish kronas.  The
Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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




       Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)



Quarter             Revenues/         Net          Net Income/
Ended             (Net Losses)    Income/(Loss)  (Loss) Per Unit

2002
March 31          $(1,380,687)    $(2,505,649)      $(0.66)
June 30             7,280,505       6,117,271         1.34
September 30       27,120,824      21,786,535         4.72
December 31         1,414,372        (771,139)       (0.33)

Total             $34,435,014     $24,627,018       $ 5.07

2001
March 31          $ 4,236,263     $ 2,946,614       $ 1.24
June 30            (2,807,638)     (3,534,187)       (1.45)
September 30        7,364,979       6,253,933         2.15
December 31          (414,184)     (2,407,600)       (0.72)

Total             $ 8,379,420     $ 3,258,760       $ 1.22




Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.
       PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Robert E. Murray, age 42, is the Managing Director of the Strategic Products Group at Morgan Stanley and Chairman of the Board of Directors of Demeter Management Corporation, a leading commodity pool operator with approximately $1.7 billion in assets across a variety of U.S. and international public and private managed futures funds. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 18 years. He is also the Chairman of Board of Directors of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Murray served as the Vice Chairman and a Director of the Board of the Managed Futures Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a Bachelors Degree in Finance from Geneseo State University in 1983.

Jeffrey A. Rothman, age 41, is the President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley
       Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc.
Mr. Rothman has been with the managed futures department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 35 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mitchell M. Merin resigned his position as a Director of Demeter.

Joseph G. Siniscalchi, age 57, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing Director responsible for the Client Support Service Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

        Edward C. Oelsner, III, age 61, is a Director of Demeter.
 Mr. Oelsner is currently an Executive Vice President and head of the Product Development Group at Morgan Stanley Investment Advisors Inc., an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department, specializing in coverage of regulated industries and subsequently served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received an M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 51, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures and sales management.

Raymond A. Harris, age 46, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Harris is currently Managing Director of Global Products & Services at Morgan Stanley. He previously served as Chief Accounting Officer of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in Finance from the University of Chicago.

Anthony J. DeLuca, age 40, is a Director of Demeter. Mr. DeLuca is also a Director of Morgan Stanley Futures & Currency Management Inc. Mr. DeLuca was appointed the Controller of Asset Management for Morgan Stanley in June 1999. Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had Morgan Stanley as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

        Frank Zafran, age 47, is a Director of Demeter and of
Morgan Stanley Futures & Currency Management Inc. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Raymond E. Koch resigned his position as Chief Financial Officer of Demeter.

Jeffrey D. Hahn, age 45, is the Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2002, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2002,
Demeter owned 65,349.049 Units of general partnership interest, representing a 1.06 percent interest in the Partnership.

(c)  Changes in Control - None.
        Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $4,751,864 for the year ended December 31, 2002.

Item 14.  CONTROLS AND PROCEDURES
(a)	As of a date within 90 days of the filing date of this annual report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no significant changes in the Partnership's
internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


        PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to
Limited Partners for the year ended December 31, 2002 are
incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2002, 2001, and 2000.

-	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2002 and 2001.

-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2002, 2001, and
2000.

-  Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2002 is not deemed to be filed with this report.

	2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

(b)	Reports on Form 8-K
No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.

(c)	Exhibits
Refer to Exhibit Index on Pages E-1 to E-2.



        SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MORGAN STANLEY CHARTER GRAHAM L.P.
					(Registrant)

				BY:	Demeter Management Corporation,
					General Partner

March 31, 2003		BY: __________________________________
					Jeffrey A. Rothman, Director
					and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY :/s/ Robert E. Murray			      	March 31, 2003
    	  Robert E. Murray, Director and
	  Chairman

    /s/ Jeffrey A. Rothman						March 31, 2003
	  Jeffrey A. Rothman, Director
	  and President

    /s/ Joseph G. Siniscalchi                     	March 31, 2003
   	  Joseph G. Siniscalchi, Director

    /s/ Edward C. Oelsner III                     	March 31, 2003
	  Edward C. Oelsner III, Director

    /s/ Richard A. Beech				     		March 31, 2003
    	  Richard A. Beech, Director

    /s/ Raymond A. Harris				  		March 31, 2003
    	   Raymond A. Harris, Director

    /s/ Anothny J. DeLuca						March 31, 2003
    	  Anthony J. DeLuca, Director

    /s/ Frank Zafran							March 31, 2003
    	  Frank Zafran, Director

    /s/ Jeffrey D. Hahn                         		March 31, 2003
	  Jeffrey D. Hahn, Chief
	  Financial Officer

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

c)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have
indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 31, 2003           /s/Jeffrey A. Rothman
                                    Jeffrey A. Rothman
                                    President, Demeter Management
                                    Corporation, general partner
                                    of the registrant
       CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

c)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have
indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 31, 2003            /s/Jeffrey D. Hahn
                                     Jeffrey D. Hahn
                                     Chief Financial Officer,
                                     Demeter Management
                                     Corporation, general partner
                                     of the registrant

EXHIBIT INDEX

ITEM
3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, is incorporated by reference to
Exhibit A of the Partnership's Prospectus, dated February
26, 2003, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the Securities
Act of 1933, as amended, on March 18, 2003.
3.02	Certificate of Limited Partnership, dated July 15, 1998,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File No. 333-60115) filed with the Securities and Exchange
Commission on July 29, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Charter Graham L.P.) is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.
10.01	Management Agreement, dated as of November 6, 1998, among
the Partnership, Demeter, and Graham Capital Management
L.P. is incorporated by reference to Exhibit 10.01 of the Partnership's Quarterly Report on Form 10-Q (File No. 0-
25603) filed with the Securities and Exchange Commission
on May 17, 1999.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated February 26, 2003, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on March 18, 2003.
10.03	Amended and Restated Escrow Agreement, dated as of August
31, 2002 among the Partnership, Morgan Stanley Charter
Millburn L.P., Morgan Stanley Charter Welton L.P., Morgan
Stanley Charter MSFCM L.P., Morgan Stanley DW, and JP
Morgan Chase Bank is incorporated by reference to Exhibit
10.04 of the Partnership's Registration Statement on Form
S-1 (File No. 333-103166) filed with the Securities and
Exchange Commission on February 13, 2003.

10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of November
13, 2000, is incorporated by reference to Exhibit 10.01 of
the Partnership's Form 8-K (File No. 0-25603) filed with
the Securities and Exchange Commission on November 6,
2001.
10.05	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of November 6, 2000, is incorporated
by reference to Exhibit 10.02 of the Partnership's Form
8-K (File No. 0-25603) filed with the Securities and
Exchange Commission on November 6, 2001.
10.06	Customer Agreement between the Partnership and MSIL, dated
as of November 6, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-
25603) filed with the Securities and Exchange Commission
on November 6, 2001.
10.07	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of August 30, 1999, is incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.
10.08	Form of Subscription Agreement Update Form is incorporated
by reference to Exhibit C of the Partnership's Prospectus,
dated February 26, 2003, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on March 18, 2003.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit 10.03
of the Partnership's Form 8-K (File No. 0-25603) filed
with the Securities and Exchange Commission on November 6,
2001.
13.01	December 31, 2002 Annual Report to Limited Partners is
filed herewith.
99.01	Certification of President of Demeter Management
Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification of Chief Financial Officer of Demeter
Management Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

				  EXHIBIT 99.01


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Morgan Stanley Charter Graham L.P. (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.











By:	  /s/	Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		March 31, 2003

			            EXHIBIT 99.02


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Morgan Stanley Charter Graham L.P. (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.








By:	  /s/	Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		March 31, 2003

                                                                 Morgan Stanley
                                                                 Charter Series

  December 31, 2002
  Annual Report

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

                                                                               INCEPTION-
                                                                                TO-DATE   ANNUALIZED
                   1994    1995 1996 1997 1998   1999    2000   2001    2002     RETURN     RETURN
FUND                %       %    %    %    %      %       %      %       %         %          %
----------------------------------------------------------------------------------------------------
Charter Campbell    --      --  --    --  --      --      --     --    (4.2)     (4.2)       --
                                                                      (3 mos.)
----------------------------------------------------------------------------------------------------
Charter MSFCM...   (7.3)   21.9 4.0  26.2 5.1    (9.2)   23.8  (3.3)    29.1     118.4       9.3
                 (10 mos.)
----------------------------------------------------------------------------------------------------
Charter Graham..    --      --  --    --  --      2.9    22.0   9.7     36.8      88.4      17.9
                                               (10 mos.)
----------------------------------------------------------------------------------------------------
Charter Millburn    --      --  --    --  --     (7.2)   12.1  (11.3)   21.1      11.8       3.0
                                               (10 mos.)
----------------------------------------------------------------------------------------------------
Charter Welton..    --      --  --    --  --    (10.7)   (8.2) (13.0)   5.5      (24.8)     (7.2)
                                               (10 mos.)
----------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

825 Third Avenue, 9th Floor
New York, NY 10022
Telephone (212) 310-6444

MORGAN STANLEY CHARTER SERIES
ANNUAL REPORT
2002

Dear Limited Partner:
  This marks the first annual report for Morgan Stanley Charter Campbell L.P., the fourth annual report for Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Millburn L.P. and Morgan Stanley Charter Welton L.P. and the ninth annual report for Morgan Stanley Charter MSFCM L.P. The Net Asset Value per Unit for each of the five Charter Series Funds on December 31, 2002 was as follows:

                                                % CHANGE
                        FUNDS            N.A.V. FOR YEAR
                        --------------------------------
                        Charter Campbell $ 9.58   -4.2%
                        --------------------------------
                        Charter MSFCM    $21.84   29.1%
                        --------------------------------
                        Charter Graham   $18.84   36.8%
                        --------------------------------
                        Charter Millburn $11.18   21.1%
                        --------------------------------
                        Charter Welton   $ 7.52   5.5%
                        --------------------------------

  Since their inception in March 1999, Charter Graham has increased by 88.4% (a compound annualized return of 17.9%), Charter Millburn has increased by 11.8% (a compound annualized return of 3.0%) and Charter Welton has decreased by 24.8% (a compound annualized return of -7.2%). Since its inception in March 1994, Charter MSFCM has increased by 118.4% (a compound annualized return of 9.3%). Since its inception in October 2002, Charter Campbell has decreased by 4.2%.

  Limited Partners are advised that, effective October 1, 2002, Morgan Stanley Charter Campbell L.P. commenced trading as the fifth fund in the Morgan Stanley Charter Series. Campbell & Company, Inc., the trading advisor to Charter Campbell, utilizes its Financial, Metal & Energy Large Portfolio program on behalf of Charter Campbell, pursuant to which it trades futures, forwards, and options contracts using proprietary technical trading methods.

  Detailed performance information for each Fund is located in the body of the annual report. For each Fund, we provide a trading results by sector chart that portrays trading gains and trading losses for the year in each sector in which the Fund participates.

  The trading results by sector chart indicates the year's composite percentage returns generated by the specific assets dedicated to trading within each market sector in which each Fund participates. Please note that there is not an equal amount of assets in each market sector, and the specific allocations of assets by a Fund to each sector will vary over time within a predetermined range. Below each chart is a description of the factors that influenced trading gains and trading losses within each Fund during the year.

  Special Notice to Limited Partners of Morgan Stanley Charter Welton L.P.

  As notified under separate cover dated December 16, 2002, Limited Partners of Morgan Stanley Charter Welton L.P. are advised that Demeter Management Corporation, the general partner of Charter Welton, has determined to terminate trading within the Fund effective December 31, 2002, and commence dissolution pursuant to the Fund's Limited Partnership Agreement.

  Limited Partners are advised of recent changes to the Board of Directors and Officers of Demeter Management Corporation (the "General Partner"):

  Mr. Robert E. Murray resigned the position of President of the General Partner. Mr. Murray will, however, retain his position as Chairman of the Board of Directors of the General Partner.

  Mr. Jeffrey A. Rothman, age 41, is the President and a Director of the General Partner. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's Managed Futures Department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 35 commodity pool investments. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

  Mr. Frank Zafran, age 47, is a Director of the General Partner and of Morgan Stanley Futures & Currency Management Inc. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products & Services Division. Mr. Zafran joined the firm in 1979 and held various positions in

Corporate Accounting and the Insurance Department, including Senior Operations Officer-- Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

  Mr. Raymond E. Koch resigned his position of Chief Financial Officer of the General Partner.

  Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of the General Partner. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 825 Third Avenue, 9th Floor, New York, NY 10022 or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
President
Demeter Management Corporation
General Partner

CHARTER CAMPBELL

                                  [CHART]

                   Year ended
                December 31, 2002
                -----------------
Currencies            2.76%
Interest Rates        0.64%
Stock Indices        -1.36%
Energies             -4.18%
Metals                0.12%


Note: Reflects trading results only and does not include fees or interest income.


FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the currency markets, gains were recorded from long positions in the euro and British pound versus the U.S. dollar as the dollar's value weakened amid investors' fears concerning increased global tensions.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the energy futures markets, losses resulted from both long and short futures positions in crude oil amid price volatility caused by tensions with Iraq and concerns regarding output from Venezuela. Additional losses were recorded from long futures positions in heating oil as prices moved lower during October as geopolitical and weather related concerns temporarily subsided.

.. In the global stock index futures markets, losses were recorded from short positions in European, U.S., and Asian stock index futures as prices reversed higher during October amid short-lived optimism regarding an economic recovery.

CHARTER MSFCM

                                    [CHART]

                   Year ended
                December 31, 2002
                -----------------
Currencies            21.66%
Interest Rates        23.28%
Stock Indices         -0.43%
Energies               1.27%
Metals                -6.52%


Note: Reflects trading results only and does not include fees or interest income.


FACTORS INFLUENCING ANNUAL TRADING GAINS:

.. In the global interest rate futures markets, long positions in European, Japanese, and U.S. interest rate futures resulted in gains during the period from June through September, as well as in December, as prices trended higher amid increased demand among investors seeking the safe haven of fixed income investments.

.. In the currency markets, gains were recorded from long positions in the Swiss franc, euro, Japanese yen, and Swedish krona relative to the U.S. dollar as the dollar weakened due to continued uncertainty regarding a U.S. economic recovery. Additional currency gains were recorded from long positions in the euro versus the British pound.

.. In the energy futures markets, long positions in crude oil futures resulted in gains, primarily in March, as tensions in the Middle East and supply/demand concerns placed upward pressure on prices.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:

.. In the metals futures markets, losses were recorded from positions in aluminum futures as prices moved without consistent direction throughout a majority of the year amid shifting supply and demand concerns.

CHARTER GRAHAM

                                    [CHART]

                   Year ended
                December 31, 2002
                -----------------
Currencies            21.35%
Interest Rates        23.40%
Stock Indices          6.10%
Energies              -3.68%
Metals                -4.89%
Agriculturals          6.59%

Note: Reflects trading results only and does not include fees or interest income.



FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the global interest rate futures markets, gains were recorded from long positions in European and U.S. interest rate futures as prices trended higher, during the period from June through September, as well as in December, drawing strong support from falling equity prices, increased economic uncertainty, and global tensions.
.. In the currency markets, gains were recorded from long positions in the euro and Swiss franc versus the U.S. dollar as the value of the dollar weakened during May, June, and December, prompted by pessimism regarding a U.S. economic recovery and increased global tension concerning India, Pakistan, Iraq, and North Korea.
.. In the agricultural futures markets, gains were recorded from long positions in corn and wheat futures as prices trended higher during the third quarter amid fears that continued hot-dry weather would have an adverse effect on crops in the U.S. midwest.
.. In the global stock index futures markets, gains were recorded from short positions in U.S. and European stock index futures, primarily in July and September, as prices moved lower amid suspicions regarding corporate accounting practices and skepticism surrounding a global economic recovery.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the metals futures markets, losses were recorded from positions in copper, nickel and zinc futures as prices moved without consistent direction throughout a majority of the year amid shifting supply and demand concerns.
.. In the energy futures markets, losses were recorded from long positions in crude oil futures as prices reversed lower during May and October amid a temporary easing of tensions between the U.S. and Iraq.

CHARTER MILLBURN

                                    [CHART]

                   Year ended
                December 31, 2002
                -----------------
Currencies            11.22%
Interest Rates        18.37%
Stock Indices          1.71%
Energies              -0.39%
Metals                -0.54%
Agriculturals         -2.42%

Note: Reflects trading results only and does not include fees or interest income.


FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the global interest rate futures markets, gains were recorded during the period from June through September, as well as in December, from long positions in European, U.S., and Japanese interest rate futures as prices trended higher amid increased demand among investors seeking the safe haven of fixed income investments.
.. In the currency markets, gains were recorded from long positions in euro, Swiss franc, and Singapore dollar versus the U.S. dollar as the value of the dollar weakened during May, June, and December amid concerns regarding the U.S. economic recovery and escalating tensions involving Iraq and North Korea.
.. In the global stock index futures markets, gains were recorded from short positions in European and U.S. stock index futures as equity prices trended lower throughout a majority of the year amid continued uncertainty regarding a global economic recovery.
FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the agricultural futures markets, losses were incurred throughout the first and second quarter from long positions in sugar futures as prices initially declined and then moved erratically amid rumors of larger-than-expected Brazilian exports.

CHARTER WELTON

                                    [CHART]

                   Year ended
                December 31, 2002
                -----------------
Currencies            -5.22%
Interest Rates        34.23%
Stock Indices         -4.42%
Energies              -3.24%
Metals                -1.86%
Agriculturals         -3.90%

Note: Reflects trading results only and does not include fees or interest income.




FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the global interest rate futures markets, gains were recorded during the second half of the year from long positions in European, U.S., and Japanese interest rate futures as prices trended higher in reaction to falling equity prices, increased economic uncertainty, and global political tensions.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the currency markets, losses were incurred early in the year from short positions in the euro relative to the U.S. dollar as the euro reversed higher amid weakness in U.S equities and improved European economic confidence. The Japanese yen also reversed higher versus the U.S. dollar early in the year amid yen repatriation, resulting in losses from short yen positions. Additional losses resulted from long euro/Japanese yen crossrate positions.
.. In the global stock index futures markets, losses were recorded during the first six months of the year from short positions in Japanese stock index futures as prices increased amid renewed optimism regarding a Japanese economic recovery. Additional losses resulted from positions in U.S. stock index futures as equity prices experienced volatility throughout the year.
.. In the agricultural futures markets, short positions in coffee futures resulted in losses during October as prices increased amid news of lower supply resulting from Brazilian drought stress.
.. In the energy futures markets, losses were experienced from long positions in crude oil futures as prices reversed lower in May amid a temporary easing of tensions in the Middle East and supply concerns.

MORGAN STANLEY CHARTER SERIES

INDEPENDENT AUDITORS' REPORT

  To the Limited Partners and the General Partner of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Millburn L.P. and Morgan Stanley Charter Welton
L.P.:

  We have audited the accompanying statement of financial condition, including the schedule of investments, of Morgan Stanley Charter Campbell L.P. as of December 31, 2002, and the statements of financial condition, including the schedules of investments, of Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Millburn L.P. and Morgan Stanley Charter Welton L.P., (collectively, the "Partnerships") as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2002 for Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Millburn L.P., and Morgan Stanley Charter Welton L.P., and for the period from October 1, 2002 (commencement of operations) to December 31, 2002 for Morgan Stanley Charter Campbell L.P. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Charter Campbell L.P. as of December 31, 2002, of Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Millburn L.P. and Morgan Stanley Charter Welton L.P. as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 for Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Millburn L.P., and Morgan Stanley Charter Welton L.P. and for the period from October 1, 2002 (commencement of operations) to December 31, 2002 for Morgan Stanley Charter Campbell L.P. in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 14, 2003

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENT OF FINANCIAL CONDITION

                                                  DECEMBER 31,
                                                      2002
                                                  ------------
                                                       $
                           ASSETS
Equity in futures interests trading accounts:
  Cash                                             15,406,094
  Net unrealized gain on open contracts (MS&Co.)      500,205
  Net unrealized loss on open contracts (MSIL)         (3,518)
                                                   ----------
  Total net unrealized gain on open contracts         496,687
                                                   ----------
   Total Trading Equity                            15,902,781
Subscriptions receivable                            3,827,157
Interest receivable (Morgan Stanley DW)                13,716
                                                   ----------
   Total Assets                                    19,743,654
                                                   ==========

              LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accrued brokerage fee (Morgan Stanley DW)              85,912
Accrued management fee                                 35,002
Redemptions payable                                    20,297
                                                   ----------
   Total Liabilities                                  141,211
                                                   ----------
PARTNERS' CAPITAL
Limited Partners (2,023,938.819 Units)             19,384,720
General Partner (22,732.308 Units)                    217,723
                                                   ----------
   Total Partners' Capital                         19,602,443
                                                   ----------
   Total Liabilities and Partners' Capital         19,743,654
                                                   ==========
NET ASSET VALUE PER UNIT                                 9.58
                                                   ==========

STATEMENT OF OPERATIONS

                                          FOR THE PERIOD
                                               FROM
                                          OCTOBER 1, 2002
                                           (COMMENCEMENT
                                         OF OPERATIONS) TO
                                           DECEMBER 31,
                                               2002
                                         -----------------
                                                 $
REVENUES
Trading profit (loss):
 Realized                                    (424,353)
 Net change in unrealized                     496,687
                                             --------
   Total Trading Results                       72,334
Interest income (Morgan Stanley DW)            35,475
                                             --------
   Total                                      107,809
                                             --------
EXPENSES
Brokerage fees (Morgan Stanley DW)            201,253
Management fees                                81,992
                                             --------
   Total                                      283,245
                                             --------
NET LOSS                                     (175,436)
                                             ========
Net Loss Allocation
Limited Partners                             (173,159)
General Partner                                (2,277)
Net Loss per Unit
Limited Partners                                (0.42)
General Partner                                 (0.42)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MSFCM L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                           DECEMBER 31,
                                                      ----------------------
                                                         2002        2001
                                                      ----------  ----------
                                                          $           $
                                   ASSETS
Equity in futures interests trading accounts:
  Cash                                                73,899,220  43,273,083
  Net unrealized gain on open contracts (MS&Co.)       9,592,834      47,467
  Net unrealized loss on open contracts (MSIL)        (2,026,931) (1,148,932)
                                                      ----------  ----------
  Total net unrealized gain (loss) on open contracts   7,565,903  (1,101,465)
                                                      ----------  ----------
   Total Trading Equity                               81,465,123  42,171,618
Subscriptions receivable                               3,667,007   1,275,759
Interest receivable (Morgan Stanley DW)                   78,484      66,817
                                                      ----------  ----------
   Total Assets                                       85,210,614  43,514,194
                                                      ==========  ==========

                     LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accrued brokerage fees (Morgan Stanley DW)               428,726     252,816
Redemptions payable                                      276,125     789,197
Accrued management fees (MSFCM)                          127,030      72,233
                                                      ----------  ----------
   Total Liabilities                                     831,881   1,114,246
                                                      ----------  ----------
PARTNERS' CAPITAL
Limited Partners (3,820,623.306 and 2,471,774.794
 Units, respectively)                                 83,443,360  41,832,302
General Partner (42,827.965 and 33,540.900 Units,
 respectively)                                           935,373     567,646
                                                      ----------  ----------
   Total Partners' Capital                            84,378,733  42,399,948
                                                      ----------  ----------
   Total Liabilities and Partners' Capital            85,210,614  43,514,194
                                                      ==========  ==========
NET ASSET VALUE PER UNIT                                   21.84       16.92
                                                      ==========  ==========

STATEMENTS OF OPERATIONS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                         ---------------------------------
                                            2002       2001        2000
                                         ---------- ----------  ----------
                                             $          $           $
REVENUES
Trading profit (loss):
 Realized                                12,083,168  5,807,007   5,655,002
 Net change in unrealized                 8,667,368 (4,973,466)  3,263,304
 Proceeds from Litigation Settlement        292,406         --          --
                                         ---------- ----------  ----------
   Total Trading Results                 21,042,942    833,541   8,918,306
Interest income (Morgan Stanley DW)         937,878  1,431,775   1,611,060
                                         ---------- ----------  ----------
   Total                                 21,980,820  2,265,316  10,529,366
                                         ---------- ----------  ----------
EXPENSES
Brokerage fees (Morgan Stanley DW)        3,858,279  2,759,119   1,821,573
Incentive fees (MSFCM)                    2,582,720    148,065     205,168
Management fees (MSFCM)                   1,132,395    788,319     982,932
Transaction fees and costs                   --         --          83,748
Administrative expenses                      --         --          66,000
                                         ---------- ----------  ----------
   Total                                  7,573,394  3,695,503   3,159,421
                                         ---------- ----------  ----------
NET INCOME (LOSS)                        14,407,426 (1,430,187)  7,369,945
                                         ========== ==========  ==========
Net Income (Loss) Allocation:
Limited Partners                         14,239,699 (1,410,776)  7,257,147
General Partner                             167,727    (19,411)    112,798
Net Income (Loss) per Unit (Note 1):
Limited Partners                               4.92      (0.58)       3.36
General Partner                                4.92      (0.58)       3.36

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                        DECEMBER 31,
                                                  -----------------------
                                                      2002        2001
                                                  -----------  ----------
                                                       $           $
                                  ASSETS
Equity in futures interests trading accounts:
  Cash                                            104,510,473  45,247,504
  Net unrealized gain on open contracts (MS&Co.)    9,176,225   1,617,509
  Net unrealized loss on open contracts (MSIL)     (1,963,300)   (751,401)
                                                  -----------  ----------
  Total net unrealized gain on open contracts       7,212,925     866,108
                                                  -----------  ----------
   Total Trading Equity                           111,723,398  46,113,612
Subscriptions receivable                            5,780,876   2,428,001
Interest receivable (Morgan Stanley DW)               113,169      69,554
                                                  -----------  ----------
   Total Assets                                   117,617,443  48,611,167
                                                  ===========  ==========

                    LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accrued brokerage fees (Morgan Stanley DW)            570,067     264,953
Redemptions payable                                   482,247     329,746
Accrued management fees                               168,909      75,700
                                                  -----------  ----------
   Total Liabilities                                1,221,223     670,399
                                                  -----------  ----------
PARTNERS' CAPITAL
Limited Partners (6,112,309.183 and
 3,443,452.290 Units, respectively)               115,164,948  47,429,838
General Partner (65,349.049 and 37,094.046 Units,
 respectively)                                      1,231,272     510,930
                                                  -----------  ----------
   Total Partners' Capital                        116,396,220  47,940,768
                                                  -----------  ----------
   Total Liabilities and Partners' Capital        117,617,443  48,611,167
                                                  ===========  ==========
NET ASSET VALUE PER UNIT                                18.84       13.77
                                                  ===========  ==========

STATEMENTS OF OPERATIONS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------
                                            2002       2001       2000
                                         ---------- ----------  ---------
                                             $          $          $
REVENUES
Trading profit (loss):
 Realized                                26,923,850  9,678,296  4,638,274
 Net change in unrealized                 6,346,817 (2,549,392) 2,344,969
                                         ---------- ----------  ---------
   Total Trading Results                 33,270,667  7,128,904  6,983,243
Interest income (Morgan Stanley DW)       1,164,347  1,250,516  1,242,395
                                         ---------- ----------  ---------
   Total                                 34,435,014  8,379,420  8,225,638
                                         ---------- ----------  ---------
EXPENSES
Brokerage fees (Morgan Stanley DW)        4,751,864  2,476,549  1,517,906
Incentive fees                            3,660,660  1,936,526    950,165
Management fees                           1,395,472    707,585    433,688
                                         ---------- ----------  ---------
   Total                                  9,807,996  5,120,660  2,901,759
                                         ---------- ----------  ---------
NET INCOME                               24,627,018  3,258,760  5,323,879
                                         ========== ==========  =========
Net Income Allocation:
Limited Partners                         24,356,676  3,223,806  5,265,407
General Partner                             270,342     34,954     58,472
Net Income per Unit:
Limited Partners                               5.07       1.22       2.26
General Partner                                5.07       1.22       2.26

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MILLBURN L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                       DECEMBER 31,
                                                  ----------------------
                                                     2002        2001
                                                  ----------  ----------
                                                      $           $
                                 ASSETS
Equity in futures interests trading accounts:
  Cash                                            40,616,156  28,407,799
  Net unrealized gain on open contracts (MS&Co.)   2,778,058   1,741,218
  Net unrealized loss on open contracts (MSIL)      (136,681)   (306,488)
                                                  ----------  ----------
  Total net unrealized gain on open contracts      2,641,377   1,434,730
                                                  ----------  ----------
   Total Trading Equity                           43,257,533  29,842,529
Subscriptions receivable                           1,528,398     812,001
Interest receivable (Morgan Stanley DW)               48,632      46,476
                                                  ----------  ----------
   Total Assets                                   44,834,563  30,701,006
                                                  ==========  ==========

                    LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                  266,141     264,713
Accrued brokerage fees (Morgan Stanley DW)           222,620     169,316
Accrued management fees                               65,961      48,376
                                                  ----------  ----------
   Total Liabilities                                 554,722     482,405
                                                  ----------  ----------
PARTNERS' CAPITAL
Limited Partners (3,916,281.429 and 3,239,320.452
 Units, respectively)                             43,800,015  29,883,431
General Partner (42,902.576 and 36,331.944 Units,
 respectively)                                       479,826     335,170
                                                  ----------  ----------
   Total Partners' Capital                        44,279,841  30,218,601
                                                  ----------  ----------
   Total Liabilities and Partners' Capital        44,834,563  30,701,006
                                                  ==========  ==========
NET ASSET VALUE PER UNIT                               11.18        9.23
                                                  ==========  ==========

STATEMENTS OF OPERATIONS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------
                                           2002        2001       2000
                                         ---------  ----------  ---------
                                            $           $          $
REVENUES
Trading profit (loss):
 Realized                                8,189,036   1,548,568     76,367
 Net change in unrealized                1,206,647  (3,536,111) 4,050,018
                                         ---------  ----------  ---------
   Total Trading Results                 9,395,683  (1,987,543) 4,126,385
Interest income (Morgan Stanley DW)        603,947   1,143,337  1,404,756
                                         ---------  ----------  ---------
   Total                                 9,999,630    (844,206) 5,531,141
                                         ---------  ----------  ---------
EXPENSES
Brokerage fees (Morgan Stanley DW)       2,355,852   2,168,012  1,699,726
Management fees                            690,564     619,432    485,636
Incentive fees                              99,341      --         --
                                         ---------  ----------  ---------
   Total                                 3,145,757   2,787,444  2,185,362
                                         ---------  ----------  ---------
NET INCOME (LOSS)                        6,853,873  (3,631,650) 3,345,779
                                         =========  ==========  =========
Net Income (Loss) Allocation:
Limited Partners                         6,779,217  (3,592,200) 3,310,250
General Partner                             74,656     (39,450)    35,529
Net Income (Loss) per Unit:
Limited Partners                              1.95       (1.17)      1.12
General Partner                               1.95       (1.17)      1.12

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WELTON L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                           DECEMBER 31,
                                                      ----------------------
                                                         2002        2001
                                                      ----------  ----------
                                                          $           $
                                   ASSETS
Equity in futures interests trading accounts:
  Cash                                                13,824,708  17,326,697
  Net unrealized gain (loss) on open contracts
   (MS&Co.)                                              (42,663)    602,122
  Net unrealized loss on open contracts (MSIL)          (169,395)   (476,077)
                                                      ----------  ----------
  Total net unrealized gain (loss) on open contracts    (212,058)    126,045
  Net option premiums                                     --        (185,228)
                                                      ----------  ----------
   Total Trading Equity                               13,612,650  17,267,514
Interest receivable (Morgan Stanley DW)                   14,116      28,300
Subscriptions receivable                                  --          75,500
                                                      ----------  ----------
   Total Assets                                       13,626,766  17,371,314
                                                      ==========  ==========

                     LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                    2,640,845     586,655
Accrued brokerage fees (Morgan Stanley DW)                66,156     102,343
Accrued management fees                                   19,602      29,240
                                                      ----------  ----------
   Total Liabilities                                   2,726,603     718,238
                                                      ----------  ----------
PARTNERS' CAPITAL
Limited Partners (1,417,975.251 and 2,303,418.240
 Units, respectively)                                 10,656,722  16,422,138
General Partner (32,392.072 Units)                       243,441     230,938
                                                      ----------  ----------
   Total Partners' Capital                            10,900,163  16,653,076
                                                      ----------  ----------
   Total Liabilities and Partners' Capital            13,626,766  17,371,314
                                                      ==========  ==========
NET ASSET VALUE PER UNIT                                    7.52        7.13
                                                      ==========  ==========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         ---------------------------------
                                            2002       2001        2000
                                         ---------  ----------  ----------
                                             $          $           $
REVENUES
Trading profit (loss):
 Realized                                1,955,548   1,237,257  (2,859,783)
 Net change in unrealized                 (338,103) (3,175,394)  1,578,590
                                         ---------  ----------  ----------
   Total Trading Results                 1,617,445  (1,938,137) (1,281,193)
Interest income (Morgan Stanley DW)        255,994     764,243   1,274,899
                                         ---------  ----------  ----------
   Total                                 1,873,439  (1,173,894)     (6,294)
                                         ---------  ----------  ----------
EXPENSES
Brokerage fees (Morgan Stanley DW)         993,084   1,369,546   1,547,098
Management fees                            290,454     391,300     442,028
                                         ---------  ----------  ----------
   Total                                 1,283,538   1,760,846   1,989,126
                                         ---------  ----------  ----------
NET INCOME (LOSS)                          589,901  (2,934,740) (1,995,420)
                                         =========  ==========  ==========
Net Income (Loss) Allocation:
Limited Partners                           577,398  (2,900,116) (1,972,281)
General Partner                             12,503     (34,624)    (23,139)
Net Income (Loss) per Unit:
Limited Partners                              0.39       (1.07)      (0.73)
General Partner                               0.39       (1.07)      (0.73)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

FOR THE PERIOD FROM OCTOBER 1, 2002 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 2002

                     UNITS OF
                    PARTNERSHIP    LIMITED    GENERAL
                     INTEREST      PARTNERS   PARTNER     TOTAL
                   -------------  ----------  -------  ----------
                                      $          $          $
Partners' Capital,
Initial Offering     832,786.300   8,227,863  100,000   8,327,863
Offering of Units  1,216,003.471  11,350,313  120,000  11,470,313
Net loss                 --         (173,159)  (2,277)   (175,436)
Redemptions           (2,118.644)    (20,297)    --       (20,297)
                   -------------  ----------  -------  ----------
Partners' Capital,
December 31, 2002  2,046,671.127  19,384,720  217,723  19,602,443
                   =============  ==========  =======  ==========

MORGAN STANLEY CHARTER MSFCM L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                     UNITS OF
                    PARTNERSHIP    LIMITED    GENERAL
                     INTEREST      PARTNERS   PARTNER     TOTAL
                   -------------  ----------  -------  ----------
                     (NOTE 1)         $          $          $
Partners' Capital,
December 31, 1999  2,559,116.400  35,710,955  474,259  36,185,214
Offering of Units     21,412.187     343,831     --       343,831
Net income               --        7,257,147  112,798   7,369,945
Redemptions         (444,728.953) (6,516,679)    --    (6,516,679)
                   -------------  ----------  -------  ----------
Partners' Capital,
December 31, 2000  2,135,799.634  36,795,254  587,057  37,382,311
Offering of Units    619,493.785  10,799,873     --    10,799,873
Net loss                 --       (1,410,776) (19,411) (1,430,187)
Redemptions         (249,977.725) (4,352,049)    --    (4,352,049)
                   -------------  ----------  -------  ----------
Partners' Capital,
December 31, 2001  2,505,315.694  41,832,302  567,646  42,399,948
Offering of Units  1,650,078.947  33,075,899  200,000  33,275,899
Net income               --       14,239,699  167,727  14,407,426
Redemptions         (291,943.370) (5,704,540)    --    (5,704,540)
                   -------------  ----------  -------  ----------
Partners' Capital,
December 31, 2002  3,863,451.271  83,443,360  935,373  84,378,733
                   =============  ==========  =======  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                     UNITS OF
                    PARTNERSHIP     LIMITED     GENERAL
                     INTEREST       PARTNERS    PARTNER     TOTAL
                   -------------  -----------  --------- -----------
                                       $           $          $
Partners' Capital,
December 31, 1999  2,007,335.985   20,424,608    236,504  20,661,112
Offering of Units    768,712.178    7,657,343     30,000   7,687,343
Net income               --         5,265,407     58,472   5,323,879
Redemptions         (484,404.373)  (4,901,176)    --      (4,901,176)
                   -------------  -----------  --------- -----------
Partners' Capital,
December 31, 2000  2,291,643.790   28,446,182    324,976  28,771,158
Offering of Units  1,560,633.916   20,661,938    151,000  20,812,938
Net income               --         3,223,806     34,954   3,258,760
Redemptions         (371,731.370)  (4,902,088)    --      (4,902,088)
                   -------------  -----------  --------- -----------
Partners' Capital,
December 31, 2001  3,480,546.336   47,429,838    510,930  47,940,768
Offering of Units  3,256,032.080   52,245,849    450,000  52,695,849
Net income               --        24,356,676    270,342  24,627,018
Redemptions         (558,920.184)  (8,867,415)    --      (8,867,415)
                   -------------  -----------  --------- -----------
Partners' Capital,
December 31, 2002  6,177,658.232  115,164,948  1,231,272 116,396,220
                   =============  ===========  ========= ===========

MORGAN STANLEY CHARTER MILLBURN L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                     UNITS OF
                    PARTNERSHIP    LIMITED    GENERAL
                     INTEREST      PARTNERS   PARTNER     TOTAL
                   -------------  ----------  -------  ----------
                                      $          $          $
Partners' Capital,
December 31, 1999  2,510,210.431  23,039,629  264,091  23,303,720
Offering of Units    993,751.374   8,793,482   25,000   8,818,482
Net income               --        3,310,250   35,529   3,345,779
Redemptions         (639,474.070) (5,685,382)    --    (5,685,382)
                   -------------  ----------  -------  ----------
Partners' Capital,
December 31, 2000  2,864,487.735  29,457,979  324,620  29,782,599
Offering of Units    905,670.879   9,005,536   50,000   9,055,536
Net loss                 --       (3,592,200) (39,450) (3,631,650)
Redemptions         (494,506.218) (4,987,884)    --    (4,987,884)
                   -------------  ----------  -------  ----------
Partners' Capital,
December 31, 2001  3,275,652.396  29,883,431  335,170  30,218,601
Offering of Units  1,249,986.726  12,765,966   70,000  12,835,966
Net income               --        6,779,217   74,656   6,853,873
Redemptions         (566,455.117) (5,628,599)    --    (5,628,599)
                   -------------  ----------  -------  ----------
Partners' Capital,
December 31, 2002  3,959,184.005  43,800,015  479,826  44,279,841
                   =============  ==========  =======  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WELTON L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                      UNITS OF
                     PARTNERSHIP    LIMITED    GENERAL
                      INTEREST      PARTNERS   PARTNER     TOTAL
                   --------------  ----------  -------  ----------
                                       $          $          $
Partners' Capital,
December 31, 1999   2,584,100.171  22,813,660  263,701  23,077,361
Offering of Units     866,731.444   7,100,282   25,000   7,125,282
Net loss                 --        (1,972,281) (23,139) (1,995,420)
Redemptions          (729,623.322) (5,897,782)    --    (5,897,782)
                   --------------  ----------  -------  ----------
Partners' Capital,
December 31, 2000   2,721,208.293  22,043,879  265,562  22,309,441
Offering of Units     409,666.930   2,990,346     --     2,990,346
Net loss                 --        (2,900,116) (34,624) (2,934,740)
Redemptions          (795,064.911) (5,711,971)    --    (5,711,971)
                   --------------  ----------  -------  ----------
Partners' Capital,
December 31, 2001   2,335,810.312  16,422,138  230,938  16,653,076
Offering of Units     273,158.163   1,857,568     --     1,857,568
Net income               --           577,398   12,503     589,901
Redemptions        (1,158,601.152) (8,200,382)    --    (8,200,382)
                   --------------  ----------  -------  ----------
Partners' Capital,
December 31, 2002   1,450,367.323  10,656,722  243,441  10,900,163
                   ==============  ==========  =======  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENT OF CASH FLOWS

                                                FOR THE PERIOD
                                             FROM OCTOBER 1, 2002
                                               (COMMENCEMENT OF
                                                OPERATIONS) TO
                                                 DECEMBER 31,
                                                     2002
                                             --------------------
                                                      $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            (175,436)
Noncash item included in net loss:
  Net change in unrealized                          (496,687)
Increase in operating assets:
  Interest receivable (Morgan Stanley DW)            (13,716)
Increase in operating liabilities:
  Accrued brokerage fee (Morgan Stanley DW)           85,912
  Accrued management fee                              35,002
                                                  ----------
Net cash used for operating activities              (564,925)
                                                  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Initial offering                                   8,327,863
Offering of Units                                 11,470,313
Increase in subscriptions receivable              (3,827,157)
Increase in redemptions payable                       20,297
Redemptions of Units                                 (20,297)
                                                  ----------
Net cash provided by financing activities         15,971,019
                                                  ----------

Net increase in cash                              15,406,094
Balance at beginning of period                        --
                                                  ----------
Balance at end of period                          15,406,094
                                                  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MSFCM L.P.

STATEMENTS OF CASH FLOWS

                                      FOR THE YEARS ENDED DECEMBER 31,
                                     ----------------------------------
                                        2002        2001        2000
                                     ----------  ----------  ----------
                                         $           $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                    14,407,426  (1,430,187)  7,369,945
Noncash item included in net
 income (loss):
  Net change in unrealized           (8,667,368)  4,973,466  (3,263,304)
(Increase) decrease in operating
 assets:
  Interest receivable
   (Morgan Stanley DW)                  (11,667)    116,097     (52,908)
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees
   (Morgan Stanley DW)                  175,910      68,395     184,421
  Accrued management fees
   (MSFCM)                               54,797      19,541     (39,318)
  Accrued incentive fees (MSFCM)         --        (205,168)    205,168
  Accrued administrative expenses        --          --         (70,250)
                                     ----------  ----------  ----------
Net cash provided by operating
 activities                           5,959,098   3,542,144   4,333,754
                                     ----------  ----------  ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
Offering of Units                    33,275,899  10,799,873     343,831
Increase in subscriptions receivable (2,391,248) (1,082,400)   (193,359)
Increase (decrease) in redemptions
 payables                              (513,072)   (141,583)    404,024
Redemptions of Units                 (5,704,540) (4,352,049) (6,516,679)
                                     ----------  ----------  ----------
Net cash provided by (used for)
 financing activities                24,667,039   5,223,841  (5,962,183)
                                     ----------  ----------  ----------

Net increase (decrease) in cash      30,626,137   8,765,985  (1,628,429)
Balance at beginning of period       43,273,083  34,507,098  36,135,527
                                     ----------  ----------  ----------
Balance at end of period             73,899,220  43,273,083  34,507,098
                                     ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF CASH FLOWS

                                       FOR THE YEARS ENDED DECEMBER 31,
                                     -----------------------------------
                                         2002        2001        2000
                                     -----------  ----------  ----------
                                          $           $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income                            24,627,018   3,258,760   5,323,879
Noncash item included in net
 income:
  Net change in unrealized            (6,346,817)  2,549,392  (2,344,969)
(Increase) decrease in operating
 assets:
  Interest receivable
   (Morgan Stanley DW)                   (43,615)     72,477     (63,257)
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees
   (Morgan Stanley DW)                   305,114     115,492      41,311
  Accrued management fees                 93,209      32,997      11,803
  Accrued incentive fees                  --        (860,827)    860,827
                                     -----------  ----------  ----------
Net cash provided by operating
 activities                           18,634,909   5,168,291   3,829,594
                                     -----------  ----------  ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
Offering of Units                     52,695,849  20,812,938   7,687,343
(Increase) decrease in subscriptions
 receivable                           (3,352,875) (2,175,483)    558,682
Increase (decrease) in redemptions
 payable                                 152,501    (226,515)    328,118
Redemptions of Units                  (8,867,415) (4,902,088) (4,901,176)
                                     -----------  ----------  ----------
Net cash provided by financing
 activities                           40,628,060  13,508,852   3,672,967

                                     -----------  ----------  ----------

Net increase in cash                  59,262,969  18,677,143   7,502,561
Balance at beginning of period        45,247,504  26,570,361  19,067,800
                                     -----------  ----------  ----------
Balance at end of period             104,510,473  45,247,504  26,570,361
                                     ===========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MILLBURN L.P.

STATEMENTS OF CASH FLOWS

                                      FOR THE YEARS ENDED DECEMBER 31,
                                     ----------------------------------
                                        2002        2001        2000
                                     ----------  ----------  ----------
                                         $           $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                     6,853,873  (3,631,650)  3,345,779
Noncash item included in net
 income (loss):
  Net change in unrealized           (1,206,647)  3,536,111  (4,050,018)
(Increase) decrease in operating
 assets:
  Interest receivable
   (Morgan Stanley DW)                   (2,156)     95,074     (45,348)
Increase in operating liabilities:
  Accrued brokerage fees
   (Morgan Stanley DW)                   53,304      19,109      20,836
  Accrued management fees                17,585       5,460       5,953

                                     ----------  ----------  ----------
Net cash provided by (used for)
 operating activities                 5,715,959      24,104    (722,798)
                                     ----------  ----------  ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
Offering of Units                    12,835,966   9,055,536   8,818,482
(Increase) decrease in subscriptions
 receivable                            (716,397)   (409,676)    610,910
Increase (decrease) in redemptions
 payable                                  1,428    (354,584)    381,322
Redemptions of Units                 (5,628,599) (4,987,884) (5,685,382)
                                     ----------  ----------  ----------
Net cash provided by financing
 activities                           6,492,398   3,303,392   4,125,332
                                     ----------  ----------  ----------

Net increase in cash                 12,208,357   3,327,496   3,402,534
Balance at beginning of period       28,407,799  25,080,303  21,677,769
                                     ----------  ----------  ----------
Balance at end of period             40,616,156  28,407,799  25,080,303
                                     ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WELTON L.P.

STATEMENTS OF CASH FLOWS

                                      FOR THE YEARS ENDED DECEMBER 31,
                                     ----------------------------------
                                        2002        2001        2000
                                     ----------  ----------  ----------
                                         $           $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                       589,901  (2,934,740) (1,995,420)
Noncash item included in net
 income (loss):
  Net change in unrealized              338,103   3,175,394  (1,578,590)
(Increase) decrease in operating
 assets:
  Net option premiums                  (185,228)    129,234     459,306
  Interest receivable
   (Morgan Stanley DW)                   14,184      82,506     (27,259)
Decrease in operating liabilities:
  Accrued brokerage fees
   (Morgan Stanley DW)                  (36,187)    (17,538)       (967)
  Accrued management fees                (9,638)     (5,012)       (276)
                                     ----------  ----------  ----------
Net cash provided by (used for)
 operating activities                   711,135     429,844  (3,143,206)
                                     ----------  ----------  ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
Offering of Units                     1,857,568   2,990,346   7,125,282
Decrease in subscriptions receivable     75,500     189,550     683,374
Increase (decrease) in redemptions
 payable                              2,054,190    (185,175)    549,196
Redemptions of Units                 (8,200,382) (5,711,971) (5,897,782)
                                     ----------  ----------  ----------
Net cash provided by (used for)
 financing activities                (4,213,124) (2,717,250)  2,460,070
                                     ----------  ----------  ----------

Net decrease in cash                 (3,501,989) (2,287,406)   (683,136)
Balance at beginning of period       17,326,697  19,614,103  20,297,239
                                     ----------  ----------  ----------
Balance at end of period             13,824,708  17,326,697  19,614,103
                                     ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2002

PARTNERSHIP NET ASSETS: $19,602,443

                                                          LONG        SHORT    NET UNREALIZED PERCENTAGE OF # OF CONTRACTS/
Futures and Forward Contracts:                         GAIN/(LOSS) GAIN/(LOSS)  GAIN/(LOSS)    NET ASSETS   NOTIONAL AMOUNTS
------------------------------                         ----------- ----------- -------------- ------------- ----------------
                                                            $           $            $              %
Foreign currency                                        1,050,080   (806,523)     243,557         1.24        706,700,000
Interest rate                                             212,714      --         212,714         1.09                332
Commodity                                                  19,382      --          19,382         0.10                172
Equity                                                     (8,180)    31,175       22,995         0.12                 37
                                                        ---------   --------      -------         ----
       Grand Total:                                     1,273,996   (775,348)     498,648         2.55
                                                        =========   ========                      ====
       Unrealized Currency Loss                                                    (1,961)
                                                                                  -------
       Total Net Unrealized Gain per Statement of
         Financial Condition                                                      496,687
                                                                                  =======

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MSFCM L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001


FUTURES AND FORWARD CONTRACTS:                     LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED GAIN/(LOSS)
------------------------------                     ---------------- ----------------- --------------------------
2002 PARTNERSHIP NET ASSETS: $84,378,733                  $                 $                     $
Foreign currency                                       7,543,280           --                  7,543,280
Interest rate                                          2,252,650           --                  2,252,650
Commodity                                             (2,010,612)          --                 (2,010,612)
                                                      ----------        ---------             ----------
 Grand Total:                                          7,785,318           --                  7,785,318
                                                      ==========        =========
 Unrealized Currency Loss                                                                       (219,415)
                                                                                              ----------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                                                         7,565,903
                                                                                              ==========

2001 PARTNERSHIP NET ASSETS: $42,399,948
Foreign currency                                      (1,557,847)       1,193,718               (364,129)
Interest rate                                             --              311,908                311,908
Commodity                                             (1,148,932)         183,470               (965,462)
                                                      ----------        ---------             ----------
 Grand Total:                                         (2,706,779)       1,689,096             (1,017,683)
                                                      ==========        =========
 Unrealized Currency Loss                                                                        (83,782)
                                                                                              ----------
 Total Net Unrealized Loss per Statement of
   Financial Condition                                                                        (1,101,465)
                                                                                              ==========

                                                                            # OF CONTRACTS/
FUTURES AND FORWARD CONTRACTS:                     PERCENTAGE OF NET ASSETS NOTIONAL AMOUNTS
------------------------------                     ------------------------ ----------------
2002 PARTNERSHIP NET ASSETS: $84,378,733                      %
Foreign currency                                             8.94*           4,785,991,256
Interest rate                                                2.67                    2,072
Commodity                                                   (2.38)                   1,640
                                                            -----
 Grand Total:                                                9.23
                                                            =====
 Unrealized Currency Loss

 Total Net Unrealized Gain per Statement of
   Financial Condition


2001 PARTNERSHIP NET ASSETS: $42,399,948
Foreign currency                                            (0.86)           2,268,192,000
Interest rate                                                0.74                      792
Commodity                                                   (2.28)                     467
                                                            -----
 Grand Total:                                               (2.40)
                                                            =====
 Unrealized Currency Loss

 Total Net Unrealized Loss per Statement of
   Financial Condition

* No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

-

FUTURES AND FORWARD CONTRACTS:                     LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED GAIN/(LOSS)
------------------------------                     ---------------- ----------------- --------------------------
2002 PARTNERSHIP NET ASSETS: $116,396,220                 $                 $                     $
Foreign currency                                      4,830,579           514,624             5,345,203
Interest rate                                         2,471,036           (55,922)            2,415,114
Commodity                                              (936,619)          497,138              (439,481)
Equity                                                    --              452,280               452,280
                                                      ---------         ---------             ---------
 Grand Total:                                         6,364,996         1,408,120             7,773,116
                                                      =========         =========
 Unrealized Currency Loss                                                                      (560,191)
                                                                                              ---------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                                                        7,212,925
                                                                                              =========

2001 PARTNERSHIP NET ASSETS: $47,940,768
Foreign currency                                        934,741         1,007,431             1,942,172
Interest rate                                           (55,801)          (92,474)             (148,275)
Commodity                                              (633,879)          (36,080)             (669,959)
Equity                                                   14,300           (40,973)              (26,673)
                                                      ---------         ---------             ---------
 Grand Total:                                           259,361           837,904             1,097,265
                                                      =========         =========
 Unrealized Currency Loss                                                                      (231,157)
                                                                                              ---------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                                                          866,108
                                                                                              =========

-

FUTURES AND FORWARD CONTRACTS:                     PERCENTAGE OF NET ASSETS # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                     ------------------------ -------------------------------
2002 PARTNERSHIP NET ASSETS: $116,396,220                     %
Foreign currency                                             4.59                    7,282,618,804
Interest rate                                                2.07                            5,116
Commodity                                                   (0.38)                           3,065
Equity                                                       0.39                              455
                                                            -----
 Grand Total:                                                6.67
                                                            =====
 Unrealized Currency Loss

 Total Net Unrealized Gain per Statement of
   Financial Condition


2001 PARTNERSHIP NET ASSETS: $47,940,768
Foreign currency                                             4.05                    2,398,800,974
Interest rate                                               (0.31)                           3,454
Commodity                                                   (1.40)                           1,241
Equity                                                      (0.05)                              62
                                                            -----
 Grand Total:                                                2.29
                                                            =====
 Unrealized Currency Loss

 Total Net Unrealized Gain per Statement of
   Financial Condition

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MILLBURN L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

FUTURES AND FORWARD CONTRACTS:                                    LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED GAIN/(LOSS)
------------------------------                                    ---------------- ----------------- --------------------------
2002 PARTNERSHIP NET ASSETS: $44,279,841                                 $                 $                     $
Foreign currency                                                       319,174            (8,396)              310,778
Interest rate                                                        1,322,639             --                1,322,639
Commodity                                                              584,409            45,431               629,840
Equity                                                                   --              127,413               127,413
                                                                     ---------         ---------             ---------
  Grand Total                                                        2,226,222           164,448             2,390,670
                                                                     =========         =========
  Unrealized Currency Gain                                                                                     250,707
                                                                                                             ---------
  Total Net Unrealized Gain per Statement of Financial Condition                                             2,641,377
                                                                                                             =========

2001 PARTNERSHIP NET ASSETS: $30,218,601
Foreign currency                                                       537,188         1,119,535             1,656,723
Interest rate                                                          (42,624)          150,141               107,517
Commodity                                                             (312,108)          100,695              (211,413)
Equity                                                                    (737)            4,219                 3,482
                                                                     ---------         ---------             ---------
  Grand Total:                                                         181,719         1,374,590             1,556,309
                                                                     =========         =========
  Unrealized Currency Loss                                                                                    (121,579)
                                                                                                             ---------
  Total Net Unrealized Gain per Statement of Financial Condition                                             1,434,730
                                                                                                             =========

FUTURES AND FORWARD CONTRACTS:                                    PERCENTAGE OF NET ASSETS # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                                    ------------------------ -------------------------------
2002 PARTNERSHIP NET ASSETS: $44,279,841                                     %
Foreign currency                                                            0.70                   17,304,330,000
Interest rate                                                               2.99                            1,616
Commodity                                                                   1.42                              779
Equity                                                                      0.29                              140
                                                                           -----
  Grand Total                                                               5.40
                                                                           =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2001 PARTNERSHIP NET ASSETS: $30,218,601
Foreign currency                                                            5.48*                   3,503,740,000
Interest rate                                                               0.36                              704
Commodity                                                                  (0.70)                             263
Equity                                                                      0.01                               57
                                                                           -----
  Grand Total:                                                              5.15
                                                                           =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

* No single contract's value exceeds 5% of Net Assets.
  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WELTON L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

FUTURES AND FORWARD CONTRACTS:                                    LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED GAIN/(LOSS)
------------------------------                                    ---------------- ----------------- --------------------------
2002 PARTNERSHIP NET ASSETS: $10,900,163                                  $                $                      $
Commodity                                                             (169,395)            --                 (169,395)
                                                                      --------          -------               --------
  Grand Total:                                                        (169,395)            --                 (169,395)
                                                                      ========          =======
  Unrealized Currency Loss                                                                                     (42,663)
                                                                                                              --------
  Total Net Unrealized Loss per Statement of Financial Condition                                              (212,058)
                                                                                                              ========

2001 PARTNERSHIP NET ASSETS: $16,653,076
Commodity                                                             (370,424)          17,838               (352,586)
Interest rate                                                           14,100          101,428                115,528
Foreign currency                                                         --             300,875                300,875
Equity                                                                  39,687          (10,150)                29,537
                                                                      --------          -------               --------
  Grand Total:                                                        (316,637)         409,991                 93,354
                                                                      ========          =======
  Unrealized Currency Gain                                                                                      32,691
                                                                                                              --------
  Total Net Unrealized Gain per Statement of Financial Condition                                               126,045
                                                                                                              ========

FUTURES AND FORWARD CONTRACTS:                                    PERCENTAGE OF NET ASSETS # OF CONTRACTS
------------------------------                                    ------------------------ --------------
2002 PARTNERSHIP NET ASSETS: $10,900,163                                     %
Commodity                                                                  (1.55)               --
                                                                           -----
  Grand Total:                                                             (1.55)
                                                                           =====
  Unrealized Currency Loss

  Total Net Unrealized Loss per Statement of Financial Condition


2001 PARTNERSHIP NET ASSETS: $16,653,076
Commodity                                                                  (2.12)               621
Interest rate                                                               0.69                481
Foreign currency                                                            1.81                398
Equity                                                                      0.18                222
                                                                           -----
  Grand Total:                                                              0.56
                                                                           =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Morgan Stanley Charter Campbell L.P. ("Charter Campbell"), Morgan Stanley Charter MSFCM L.P. ("Charter MSFCM"), Morgan Stanley Charter Graham L.P. ("Charter Graham"), Morgan Stanley Charter Millburn L.P. ("Charter Millburn"), and Morgan Stanley Charter Welton L.P. ("Charter Welton") (individually, a "Partnership", or collectively, the "Partnerships") are limited partnerships organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products (collectively, "futures interests").
  The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading advisor for Charter MSFCM is Morgan Stanley Futures
& Currency Management Inc. ("MSFCM"). Demeter, Morgan Stanley DW, MS&Co., MSIL and MSFCM are wholly-owned subsidiaries of Morgan Stanley.
  DWFCM International Access Fund L.P. became one of the Charter Series of funds effective December 1, 2000. Each outstanding unit of limited partnership interest ("Unit(s)") in DWFCM International Access Fund L.P. was converted to 100 Units of Charter MSFCM. The number of Units outstanding, net income or loss per Unit and Net Asset Value per Unit have been adjusted for all prior reporting periods to reflect this conversion.
  Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.
  Effective July 29, 2002, Charter Campbell was added to the Charter Series and began trading on October 1, 2002.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  Effective December 31, 2002, Charter Welton ceased trading and will commence dissolution in April 2003 in accordance with its Limited Partnership Agreement.
  Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the Limited Partners based on their proportional ownership interests.

USE OF ESTIMATES. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

REVENUE RECOGNITION. Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statement of operations. Monthly, Morgan Stanley DW credits each Partnership with interest income on 100% of its average daily funds held at Morgan Stanley DW. In addition, Morgan Stanley DW credits each Partnership with 100% of the interest income Morgan Stanley DW receives from MS&Co. and MSIL with respect to such Partnership's assets deposited as margin. The interest rates used are equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. Prior to December 1, 2000 Charter MSFCM was credited with interest income based on 80% of the average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments Net Assets do not include monies owed to the Partnerships on forward contracts and other futures interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per Unit is computed using the weighted average number of Units outstanding during the period.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


CONDENSED SCHEDULES OF INVESTMENTS. In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are required to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnerships' asset "Equity in futures interests trading accounts", reflected in the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market, and calculated as the difference between original contract value and market value; and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.
  The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and MSIL acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis in the Partnerships' statements of financial condition.
  The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreements with MS&Co., the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

BROKERAGE AND RELATED TRANSACTION FEES AND COSTS. Each Partnership pays a flat-rate monthly brokerage fee of 1/12 of 6.75% of the Partnership's Net Assets as of the first day of each month (a 6.75% annual rate). Such fees currently cover all brokerage commissions, transaction fees and costs and ordinary administrative and offering expenses.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  Prior to May 1, 2002, each Partnership paid a flat-rate monthly brokerage fee of 1/12 of 7% of the Partnership's Net Assets as of the first day of each month (a 7% annual rate).
  Prior to becoming a member of the Charter Series on December 1, 2000, Charter MSFCM accrued brokerage commissions and transaction fees and costs on a half-turn basis, at 80% and 100%, respectively, of the rates Morgan Stanley DW charged parties that were not clearinghouse members. Total brokerage commissions and transaction fees chargeable to the Partnership were capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's adjusted month-end Net Assets.

OPERATING EXPENSES. Each of the Partnerships incurs monthly management fees and may incur incentive fees. All common administrative and continuing offering expenses including legal, auditing, accounting, filing fees and other related expenses are borne by Morgan Stanley DW through the brokerage fees paid by the Partnerships.
  Prior to becoming a member of the Charter Series on December 1, 2000, Charter MSFCM paid all operating expenses related to its trading activities, up to a maximum 1/4 of 1% annually of its average month-end Net Assets. Charter MSFCM's operating expenses included filing fees, legal, auditing, accounting, mailing, printing and other incidental expenses as permitted by its Limited Partnership Agreement at the time.

INCOME TAXES. No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's revenues and expenses for income tax purposes.

DISTRIBUTIONS. Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

CONTINUING OFFERING. Units of each Partnership are offered at a price equal to 100% of the Net Asset Value per Unit at monthly closings held as of the last day of each month. No selling commissions or charges related

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

to the continuing offering of Units are paid by the Limited Partners or the Partnerships. Morgan Stanley DW pays all such costs.

REDEMPTIONS. Limited Partners may redeem some or all of their Units as of the last day of the sixth month following the closing at which a person first becomes a Limited Partner. Redemptions may only be made in whole Units, with a minimum of 100 Units required for each redemption, unless a Limited Partner is redeeming his entire interest in a particular Partnership.
  Units redeemed on or prior to the last day of the twelfth month from the date of purchase will be subject to a redemption charge equal to 2% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twelfth month and on or prior to the last day of the twenty-fourth month from the date of purchase will be subject to a redemption charge equal to 1% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twenty-fourth month from the date of purchase will not be subject to a redemption charge. The foregoing redemption charges are paid to Morgan Stanley DW.

EXCHANGES. On the last day of the first month which occurs more than six months after a person first becomes a Limited Partner in any of the Partnerships, and at the end of each month thereafter, Limited Partners may transfer their investment among the Partnerships (subject to certain restrictions outlined in the Limited Partnership Agreements) without paying additional charges.

DISSOLUTION OF THE PARTNERSHIPS. Charter Welton terminated trading on December 31, 2002 and will commence dissolution in accordance with its Limited Partnership Agreement in April 2003. Charter MSFCM will terminate on December 31, 2025 and Charter Campbell, Charter Graham and Charter Millburn will terminate on December 31, 2035 or at an earlier date if certain conditions occur as defined in each Partnership's Limited Partnership Agreement.

LITIGATION SETTLEMENT. On February 27, 2002, Charter MSFCM received notification of a preliminary entitlement to payment from the Sumitomo Copper

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

Litigation Settlement Administrator and received payment of this settlement award in the amount of $292,406 as of August 30, 2002.

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
Each Partnership pays brokerage fees to Morgan Stanley DW as described in Note
1. Each Partnership's cash is on deposit with Morgan Stanley DW, MS&Co. and
MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.
  Demeter, on behalf of Charter MSFCM and itself, entered into a management agreement with MSFCM to make all trading decisions for the Partnership. Charter MSFCM pays management and incentive fees (if any) to MSFCM.

--------------------------------------------------------------------------------
3. TRADING ADVISORS
Demeter, on behalf of Charter Campbell, Charter MSFCM, Charter Graham, Charter Millburn and Charter Welton, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership at December 31, 2002 were as follows:

Morgan Stanley Charter Campbell L.P.
  Campbell & Company, Inc.

Morgan Stanley Charter MSFCM L.P.
  Morgan Stanley Futures & Currency Management Inc.

Morgan Stanley Charter Graham L.P.
  Graham Capital Management, L.P.

Morgan Stanley Charter Millburn L.P.
  Millburn Ridgefield Corporation

Morgan Stanley Charter Welton L.P.
  Welton Investment Corporation

Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. Each Partnership pays its trading advisor a flat-rate monthly fee of 1/12 of 2% (a 2% annual rate) or, in the case of Charter Campbell, a

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

monthly fee of 1/12 of 2.75% (a 2.75% annual rate), of the Partnership's Net Assets under management by each trading advisor as of the first day of each month.
  Prior to December 1, 2000, Charter MSFCM paid a monthly management fee equal to 1/4 of 1% (a 3% annual rate) of the Partnership's adjusted Net Assets, as defined in the management agreement, as of the last day of each month.

INCENTIVE FEE. Each Partnership's incentive fee is equal to 20% of trading profits, paid on a quarterly basis for Charter MSFCM, and paid on a monthly basis for Charter Campbell, Charter Graham, Charter Millburn and Charter Welton.
  Prior to December 1, 2000, Charter MSFCM paid a quarterly incentive fee equal to 15% of the trading profits earned by the Partnership as of the end of each calendar quarter.
  Trading profits represent the amount by which profits from futures, forwards and options trading exceed losses after brokerage and management fees are deducted. When a trading advisor experiences losses with respect to Net Assets as of the end of a calendar month, or calendar quarter with respect to Charter MSFCM, the trading advisor must recover such losses before that trading advisor is eligible for an incentive fee in the future.

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnerships trade futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
  The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  The Partnerships' contracts are accounted for on a trade-date basis and marked to market on a daily basis. Each Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

CHARTER CAMPBELL

          NET UNREALIZED GAINS
            ON OPEN CONTRACTS        LONGEST MATURITIES
     ------------------------------- -------------------
                                                 OFF-
     EXCHANGE- OFF-EXCHANGE-         EXCHANGE- EXCHANGE-
YEAR  TRADED      TRADED      TOTAL   TRADED    TRADED
---- --------- ------------- ------- --------- ---------
         $           $          $
2002  253,129     243,558    496,687 Sep. 2003 Mar. 2003

CHARTER MSFCM

            NET UNREALIZED GAINS/
         (LOSSES) ON OPEN CONTRACTS      LONGEST MATURITIES
     ----------------------------------  -------------------
                                                     OFF-
     EXCHANGE- OFF-EXCHANGE-             EXCHANGE- EXCHANGE-
YEAR  TRADED      TRADED        TOTAL     TRADED    TRADED
---- --------- ------------- ----------  --------- ---------
         $           $            $
2002   22,623    7,543,280    7,565,903  Sep. 2004 Apr. 2003
2001 (737,333)    (364,132)  (1,101,465) Jun. 2003 Apr. 2002

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


CHARTER GRAHAM

                      NET UNREALIZED GAINS/
                   (LOSSES) ON OPEN CONTRACTS   LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2002 7,053,639  159,286  7,212,925 Jun. 2004 Mar. 2003
             2001 1,017,777 (151,669)   866,108 Jun. 2003 Mar. 2002

CHARTER MILLBURN

                     NET UNREALIZED GAINS/
                   (LOSSES) ON OPEN CONTRACTS   LONGEST MATURITIES
                 ------------------------------ -------------------
                              OFF-                          OFF-
                 EXCHANGE-  EXCHANGE-           EXCHANGE- EXCHANGE-
            YEAR  TRADED     TRADED     TOTAL    TRADED    TRADED
            ---- ---------  --------- --------- --------- ---------
                     $          $         $
            2002 2,330,599    310,778 2,641,377 Mar. 2003 Mar. 2003
            2001  (221,988) 1,656,718 1,434,730 Mar. 2002 Mar. 2002

CHARTER WELTON

                      NET UNREALIZED GAINS/
                   (LOSSES) ON OPEN CONTRACTS     LONGEST MATURITIES
                --------------------------------  -------------------
                                                              OFF-
                EXCHANGE- OFF-EXCHANGE-           EXCHANGE- EXCHANGE-
           YEAR  TRADED      TRADED       TOTAL    TRADED    TRADED
           ---- --------- ------------- --------  --------- ---------
                    $           $           $
           2002 (212,058)      --       (212,058) Jun. 2003    --
           2001  126,045       --        126,045  Sep. 2002    --

  The Partnerships have credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnerships are involved is limited to the amounts reflected in the Partnerships' statements of financial condition.
  The Partnerships also have credit risk because Morgan Stanley DW, MS&Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL, each as a futures commission merchant for each Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $15,659,223 for Charter Campbell at December 31, 2002, $73,921,843 and $42,535,750 for Charter MSFCM, $111,564,112 and $46,265,281 for Charter Graham, $42,946,755 and $28,185,811
for Charter Millburn, and $13,612,650 and $17,452,742 for Charter Welton at December 31, 2002 and 2001, respectively. With respect to each Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with MS&Co. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

CHARTER CAMPBELL

                                    PER UNIT:
                                    ---------
NET ASSET VALUE, OCTOBER 1, 2002:    $ 10.00
                                     -------
NET OPERATING RESULTS:
   Realized Loss                       (0.61)
   Unrealized Profit                    0.37
   Interest Income                      0.03
   Expenses                            (0.21)
                                     -------
   Net Loss                            (0.42)
                                     -------
NET ASSET VALUE, DECEMBER 31, 2002:  $  9.58
                                     =======

   Expense Ratio                       2.0 %
   Net Loss Ratio                     (1.3)%

TOTAL RETURN                          (4.2)%

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


CHARTER MSFCM

                                         PER UNIT:
                                         ---------
NET ASSET VALUE, JANUARY 1, 2002:         $16.92
                                          ------
NET OPERATING RESULTS:
   Realized Profit                          4.15
   Unrealized Profit                        2.88
   Proceeds from Litigation Settlement      0.10
   Interest Income                          0.31
   Expenses                                (2.52)
                                          ------
   Net Income                               4.92
                                          ------
NET ASSET VALUE, DECEMBER 31, 2002:       $21.84
                                          ======

   Expense Ratio                           12.6%
   Net Income Ratio                        24.0%

TOTAL RETURN                               29.1%

CHARTER GRAHAM

                                    PER UNIT:
                                    ---------
NET ASSET VALUE, JANUARY 1, 2002:    $13.77
                                     ------
NET OPERATING RESULTS:
   Realized Profit                     5.57
   Unrealized Profit                   1.37
   Interest Income                     0.25
   Expenses                           (2.12)
                                     ------
   Net Income                          5.07
                                     ------
NET ASSET VALUE, DECEMBER 31, 2002:  $18.84
                                     ======

   Expense Ratio                      13.0%
   Net Income Ratio                   32.6%

TOTAL RETURN                          36.8%

CHARTER MILLBURN

                                    PER UNIT:
                                    ---------
NET ASSET VALUE, JANUARY 1, 2002:    $ 9.23
                                     ------
NET OPERATING RESULTS:
   Realized Profit                     2.33
   Unrealized Profit                   0.35
   Interest Income                     0.17
   Expenses                           (0.90)
                                     ------
   Net Income                          1.95
                                     ------
NET ASSET VALUE, DECEMBER 31, 2002:  $11.18
                                     ======
   Expense Ratio                       8.8%
   Net Income Ratio                   19.2%

TOTAL RETURN                          21.1%

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(concluded)


CHARTER WELTON

                                    PER UNIT:
                                    ---------
NET ASSET VALUE, JANUARY 1, 2002:    $ 7.13
                                     ------
NET OPERATING RESULTS:
   Realized Profit                     1.05
   Unrealized Loss                    (0.16)
   Interest Income                     0.12
   Expenses                           (0.62)
                                     ------
   Net Income                          0.39
                                     ------
NET ASSET VALUE, DECEMBER 31, 2002:  $ 7.52
                                     ======
   Expense Ratio                       9.1%
   Net Income Ratio                    4.2%

TOTAL RETURN                           5.5%

                                                                PRESORTED
                                                            FIRST CLASS MAIL
                                                              U.S. POSTAGE
                                                                  PAID
                                                               PERMIT #374
                                                              LANCASTER, PA


        Demeter Management Corporation
        825 Third Avenue, 9th Floor
        New York, NY 10022


[LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED

[LOGO] printed on recycled paper







- 1 -