Form 10-Q
period 2003-06-30
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2003-08-13
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

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



       <table>
	MORGAN STANLEY CHARTER GRAHAM L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2003



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2003
 		(Unaudited) and December 31, 2002..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2003 and 2002 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited).........................4

		Statements of Changes in Partners? Capital for the Six
		Months Ended June 30, 2003 and 2002 (Unaudited)............5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited).........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................22-35

Item 4.	Controls and Procedures................................35



Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................36

Item 2.	Changes in Securities and Use of Proceeds...........36-37

Item 5.	Other Information......................................37

Item 6.	Exhibits and Reports on Form 8-K....................38-40




       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	December 31,
	      2003       	      2002
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	186,693,116	104,510,473

	Net unrealized loss on open contracts (MSIL)	    (2,535,685)	  (1,963,300)
   	Net unrealized gain (loss) on open contracts (MS & Co.)	   (6,477,559)	   9,176,225

	Total net unrealized gain (loss) on open contracts	   (9,013,244)	    7,212,925

	     Total Trading Equity	177,679,872	111,723,398

Subscriptions receivable	16,135,210	5,780,876
Interest receivable (Morgan Stanley DW)	      159,839	       113,169

	     Total Assets	193,974,921	117,617,443

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Redemptions payable	1,096,122	482,247
	Accrued brokerage fees (Morgan Stanley DW)	1,068,968	570,067
	Accrued management fees	      316,731	       168,909

	     Total Liabilities	   2,481,821	    1,221,223

Partners? Capital

	Limited Partners (9,273,640.197 and
	      6,112,309.183 Units, respectively)	189,380,471	115,164,948
	General Partner (103,451.882 and
	      65,349.049 Units, respectively)	    2,112,629	     1,231,272

         Total Partners? Capital	 191,493,100	 116,396,220

         Total Liabilities and Partners? Capital	193,974,921	 117,617,443


NET ASSET VALUE PER UNIT	            20.42	            18.84

	The accompanying notes are an integral part of these financial statements.


page> <table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	For the Quarters Ended June 30,

	    2003    	    2002
	$	$
REVENUES
	Trading profit (loss):
	Realized	12,500,507	2,179,534
	Net change in unrealized	  (6,959,089)	  4,878,347

	Total Trading Results 	5,541,418	7,057,881

	Interest income (Morgan Stanley DW)	     468,216	   222,624

	Total	   6,009,634	7,280,505


EXPENSES

	Brokerage fees (Morgan Stanley DW)	2,871,122	899,844
	Management fees	     850,703	   263,390

	Total 	    3,721,825	1,163,234


NET INCOME 	   2,287,809	6,117,271


NET INCOME ALLOCATION

	Limited Partners	2,269,348	6,050,667
	General Partner	18,461	66,604


NET INCOME PER UNIT

	Limited Partners	0.38	1.34
	General Partner	0.38	1.34


	The accompanying notes are an integral part of these financial statements.

<table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	For the Six Months Ended June 30,

	    2003    	    2002
	$	$
REVENUES
	Trading profit (loss):
	Realized	35,058,203	288,565
	Net change in unrealized	   (16,226,169)	5,180,857

	Total Trading Results 	18,832,034	5,469,422

	Interest income (Morgan Stanley DW)	          880,787	   430,396

	Total	     19,712,821	5,899,818


EXPENSES

	Brokerage fees (Morgan Stanley DW)	5,177,919	1,774,814
	Incentive fees	4,657,891	       ?
	Management fees	   1,534,198	    513,382

	Total 	   11,370,008	  2,288,196


NET INCOME 	    8,342,813	  3,611,622


NET INCOME ALLOCATION

	Limited Partners	8,261,456	3,572,122
	General Partner	81,357	39,500


NET INCOME PER UNIT

	Limited Partners	1.58	0.68
	General Partner	1.58	0.68


	The accompanying notes are an integral part of these financial statements.

<table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2003 and 2002
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest     	Partners	  Partner  	Total
		$	$	$

Partners? Capital,
   December 31, 2001	3,480,546.336	47,429,838	510,930	47,940,768

Offering of Units	1,214,862.216	15,891,081	150,000	16,041,081

Net Income                                                                  ?	  	3,572,122	39,500	3,611,622

Redemptions	  (252,659.506)	   (3,392,235)	       ?     	   (3,392,235)

Partners? Capital,
   June 30, 2002	4,442,749.046	  63,500,806	  700,430	  64,201,236





Partners? Capital,
	December 31, 2002	6,177,658.232	115,164,948	1,231,272	116,396,220

Offering of Units	3,536,468.033	72,976,598	800,000	73,776,598

Net Income                                                                  	?     	8,261,456	81,357	8,342,813

Redemptions	  (337,034.186)	   (7,022,531)	       ?     	   (7,022,531)

Partners? Capital,
	June 30, 2003	                                           9,377,092.079        189,380,471       2,112,629		 191,493,100







The accompanying notes are an integral part of these financial statements.

       <table>
	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	For the Six Months Ended June 30,

	  2003   	    2002
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	8,342,813	3,611,622
Noncash item included in net income:
	Net change in unrealized	16,226,169	(5,180,857)

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(46,670)	(11,068)

Increase in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	498,901	45,988
	Accrued management fees	       147,822	       16,430

Net cash provided by (used for) operating activities	  25,169,035	 (1,517,885)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	73,776,598	16,041,081
(Increase) decrease in subscriptions receivable	(10,354,334)	454,564
Increase in redemptions payable	613,875	412,827
Redemptions of Units 	   (7,022,531)	 (3,392,235)

Net cash provided by financing activities	   57,013,608	13,516,237

Net increase in cash	82,182,643	11,998,352

Balance at beginning of period	 104,510,473	45,247,504

Balance at end of period	                                                                 186,693,116	57,245,856




	The accompanying notes are an integral part of these financial statements.



        MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003
(Unaudited)


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

1.  Organization
Morgan Stanley Charter Graham L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Millburn L.P., and Morgan Stanley Charter MSFCM L.P.

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?).  The non-clearing commodity broker is
        MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms
        MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

        MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:

	         Net Unrealized Gains (Losses)
	       on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	 Traded  	   Traded    	Total	  Traded  	   Traded
	$	$	$

Jun. 30, 2003	(9,149,857)	136,613	(9,013,244)	 Dec. 2004	Sep. 2003
Dec. 31, 2002	7,053,639	159,286	7,212,925	Jun. 2004	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership?s assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value
        MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $177,543,259 and $111,564,112 at June 30, 2003 and December 31, 2002,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent
       periods.  It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in
       various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership and how the Partnership has performed in the past.

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

For the Quarter and Six Months Ended June 30, 2003
For the quarter ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $6,009,634 and posted an increase in net asset value per Unit. The most significant gains of approximately 6.5% were recorded in the currency markets, primarily during April and May, from long positions in the euro versus the Japanese yen as the value of the euro continued to trend higher following the decision by the European Central Bank to leave interest rates unchanged. Additional gains were provided from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency strengthened amid significant interest rate differentials between the two countries. Gains of approximately 5.4% were recorded in the global interest rate markets during May from long positions in U.S. and European interest rate futures as prices trended higher amid speculation of an interest rate cut by the Federal Reserve and lingering doubts concerning a global economic recovery. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 2.3% in the global stock index markets from short positions in European stock index futures as global equity prices rallied during April in response to positive earnings announcements and the conclusion of the war in Iraq. In the agricultural markets, losses of
       approximately 2.2% resulted from short positions in wheat and corn futures during May as prices moved higher early in the month amid concerns of weather related crop damage in the U.S. midwest. Smaller losses of approximately 1.7% were recorded in the metals markets, primarily during June, from long positions in nickel futures as prices declined amid easing supply concerns. Total expenses for the three months ended June 30, 2003 were $3,721,825, resulting in net income of $2,287,809. The net asset value of a Unit increased from $20.04 at March 31, 2003 to $20.42 at June 30, 2003.

For the six months ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $19,712,821 and posted an increase in net asset value per Unit. The most significant gains of approximately 11.5% were experienced in the currency markets from long positions in the euro versus the Japanese yen as the value of the euro continued to trend higher following the decision by the European Central Bank to leave interest rates unchanged. Gains were also recorded from long positions in the Canadian dollar, Australian dollar and South African rand versus the U.S. dollar amid rising gold prices early in the year, as well as interest rate differentials between the respective countries and the U.S. Additional gains of approximately 7.5% were established in the global interest rate markets from long positions in U.S. and European interest rate futures during February, as prices moved higher amid investor
       demand for fixed income investments due to uncertainty in global equity markets. Gains were also recorded in this sector during June as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Additional gains of approximately 4.7% were recorded in the energy markets from long positions in natural gas futures as prices trended higher during January and February in response to prolonged frigid temperatures in the northeastern and midwestern United States. Elsewhere in the energy markets, gains resulted from long positions in crude oil futures as prices rallied during the first two months of the year amid the looming threat of military action against Iraq and an overall decline in inventories. A portion of the Partnership?s overall gains was offset by losses of approximately 2.8% in the metals markets from long positions in copper, nickel, and aluminum futures as prices fell during March amid muted industrial demand.
 Additional losses of approximately 2.0% in the global stock index markets resulted from short positions in European stock index futures as global equity prices rallied during April in response to positive earnings announcements and the conclusion of the war in Iraq. Total expenses for the six months ended June 30, 2003 were $11,370,008, resulting in net income of $8,342,813. The net asset value of a Unit increased from $18.84 at December 31, 2002 to $20.42 at June 30, 2003.


       For the Quarter and Six Months ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $7,280,505 and posted an increase in net asset value per Unit. The most significant gains of approximately 17.3% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc and British pound relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Significant currency gains were also recorded during May from long positions in the Korean won, Australian dollar and New Zealand dollar. Additional gains of approximately 1.6% were recorded in the global stock index futures markets primarily during June from short positions in U.S. and German index futures as prices declined amidst global economic uncertainty. A portion of the Partnership?s overall gains was offset by losses of approximately 3.4% recorded in the global interest rate futures markets primarily during April from short positions in European and U.S. interest rate futures as prices climbed higher following weak equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. Additional losses of approximately 2.5% were recorded in the energy markets primarily during May from previously established long futures positions in crude oil and its related products as prices moved lower on supply and demand concerns. Total expenses
       for the three months ended June 30, 2002 were $1,163,234, resulting in net income of $6,117,271. The net asset value of a Unit increased from $13.11 at March 31, 2002 to $14.45 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $5,899,818 and posted an increase in net asset value per Unit. The most significant gains of approximately 17.3% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc and British pound relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Significant currency gains were also recorded during May from long positions in the Korean won, Australian dollar and New Zealand dollar. A portion of the Partnership?s overall gains was offset by losses of approximately 4.2% recorded in the global interest rate futures markets primarily during April from short positions in European and U.S. interest rate futures as prices climbed higher following weak equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. Additional losses of approximately 2.5% were recorded in the energy markets primarily during May from previously established long futures positions in crude oil and its related products as prices moved lower on supply and
       demand concerns.  Total expenses for the six months ended
June 30, 2002 were $2,288,196, resulting in net income of $3,611,622. The net asset value of a Unit increased from $13.77 at December 31, 2001 to $14.45 at June 30, 2002.


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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange-traded instruments and are also not based on exchange and/or dealer-based margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at June 30, 2003 and 2002. At June 30, 2003 and 2002, the Partnership?s total capitalization was approximately $191 million and $64 million, respectively.

	Primary Market	June 30, 2003	June 30, 2002
	Risk Category	 Value at Risk 	 Value at Risk

	Interest Rate	(2.74)%	(3.24)%
	Equity	(2.50)	(1.30)
	Currency	(1.07)	(2.25)
	Commodity 	(1.12)	(0.69)
	Aggregate Value at Risk	(3.88)%	(4.59)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaR(s) for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership?s open positions at June 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only
       business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership?s high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2002 through June 30, 2003.

Primary Market Risk Category	High	Low	Average
Interest Rate	(2.74)%	(0.71)%	(1.51)%

Equity	(2.50)	(0.61)	(1.25)

Currency	(1.91)	(0.52)	(1.12)

Commodity	(1.62)	(0.65)	(1.22)

Aggregate Value at Risk	(3.88)%	(1.72)%	(2.74)%

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

The VaR tables above present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2003 and 2002, and for the end of the four quarterly reporting periods from July 1, 2002 through
       June 30, 2003.  Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 80% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2003, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at June 30, 2003 was to the global interest rate sector. At June 30, 2003, exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

       Equity.  The second largest market exposure of the
Partnership at June 30, 2003 was to the global stock index sector. The primary exposure was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2003, the Partnership?s primary exposures were to the TOPIX (Japan), S&P 500 (U.S.), Nikkei (Japan), NADSAQ (U.S.) and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being ?whipsawed? into numerous small losses.

Currency. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2003, the Partnership?s major exposures were to the euro, Japanese yen, British pound, Australian dollar, Canadian dollar and Swiss franc currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate
       that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
Energy. At June 30, 2003, the Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership?s metals exposure at June 30, 2003 was to fluctuations in the price of base metals, such as copper, nickel and aluminum. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.
The Trading Advisor, from time to time, takes positions when
       market opportunities develop and Demeter anticipates
that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At June 30, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, corn and live cattle markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2003:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2003 were in British pounds and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets
       among different market sectors and trading approaches, and monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

Item 4.   CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

       Units are continuously sold at monthly closings at a
purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through June 30, 2003, 11,066,783.755 Units were sold, leaving
8,933,216.245 Units unsold. The aggregate price of the Units sold through June 30, 2003 was $172,967,216.

Since no expenses are chargeable against the proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the Prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Robert E. Murray resigned the position of Chairman of the Board of Directors of Demeter.

Mr. Jeffrey A. Rothman, President and Director of Demeter, was named Chairman of the Board of Directors of Demeter.




       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership?s Prospectus,
dated February 26, 2003, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on March 18, 2003.
3.02	Certificate of Limited Partnership, dated July 15, 1998,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File
No. 333-60115) filed with the Securities and Exchange
Commission on July 29, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Charter Graham L.P.), is incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.
10.01	Management Agreement, dated as of November 6, 1998, among
the Partnership, Demeter and Graham Capital Management,
L.P. is incorporated by reference to Exhibit 10.01 of the Partnership?s Quarterly Report on Form 10-Q (File No. 0-
25603) filed with the Securities and Exchange Commission
on May 17, 1999.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated February 26, 2003, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on March 18, 2003.
10.03	Amended and Restated Escrow Agreement, dated as of August
31, 2002, among the Partnership, Morgan Stanley Charter
Millburn L.P., Morgan Stanley Charter Welton L.P., Morgan
Stanley Charter MSFCM L.P., Morgan Stanley DW, and JP
Morgan Chase Bank is incorporated by reference to Exhibit
10.04 of the Partnership?s Registration Statement on Form
S?1 (File No. 333-103166) filed with the Securities and
Exchange Commission on February 13, 2003.

10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of November
13, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K (File No. 0-25603) filed
with the Securities and Exchange Commission on November
6, 2001.
10.05	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of November 6, 2000, is incorporated
by reference to Exhibit 10.02 of the Partnership?s Form
8-K (File No. 0-25603) filed with the Securities and
Exchange Commission on November 6, 2001.
10.06	Customer Agreement between the Partnership and MSIL,
dated as of November 6, 2000, is incorporated by
reference to Exhibit 10.04 of the Partnership?s Form 8-K
(File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.
10.07	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of August 30, 1999,
is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.
10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership?s Prospectus, dated February 26, 2003, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on March 18, 2003.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-25603)
filed with the Securities and Exchange Commission on
November 6, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
       as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



                     Morgan Stanley Charter Graham L.P.
                     (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

August 13, 2003      By: /s/ Jeffrey D. Hahn
                             Jeffrey D. Hahn
                             Director and Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



















? 6 ?