Form 10-Q
period 2003-09-30
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2003-11-12
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2003



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2003
 		(Unaudited) and December 31, 2002..........................2

		Statements of Operations for the Quarters Ended
		September 30, 2003 and 2002 (Unaudited)....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited)....................4

		Statements of Changes in Partners' Capital for the Nine
		Months Ended September 30, 2003 and 2002 (Unaudited).......5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited)....................6

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




       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
	      2003       	      2002
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	199,070,960	104,510,473

	Net unrealized loss on open contracts (MSIL)	(1,072,336)	  (1,963,300)
   	Net unrealized gain (loss) on open contracts (MS & Co.)	   (9,083,617)	   9,176,225

	Total net unrealized gain (loss) on open contracts	  (10,155,953)	    7,212,925

	     Total Trading Equity	188,915,007	111,723,398

Subscriptions receivable	11,943,818	5,780,876
Interest receivable (Morgan Stanley DW)	       145,475	       113,169

	     Total Assets	 201,004,300	117,617,443

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	1,389,931	482,247
	Accrued brokerage fees (Morgan Stanley DW)	1,099,559	570,067
	Accrued management fees	       351,859	       168,909

	     Total Liabilities	    2,841,349	    1,221,223

Partners' Capital

	Limited Partners (10,741,813.338 and
	      6,112,309.183 Units, respectively)	195,975,370	115,164,948
	General Partner (119,905.816 and
	      65,349.049 Units, respectively)	     2,187,581	     1,231,272

         Total Partners' Capital	  198,162,951	 116,396,220

         Total Liabilities and Partners' Capital	  201,004,300	 117,617,443


NET ASSET VALUE PER UNIT	            18.24	            18.84

	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	For the Quarters Ended September 30,

	    2003    	    2002
	$	$
REVENUES
	Trading profit (loss):
	Realized	(17,327,578)	27,651,346
	Net change in unrealized	   (1,142,709)	    (875,797)

	Total Trading Results 	(18,470,287)	26,775,549

	Interest income (Morgan Stanley DW)	        427,628	     345,275

	Total	  (18,042,659)	27,120,824


EXPENSES
	Brokerage fees (Morgan Stanley DW)	3,205,774	 1,291,084
	Management fees	1,000,315	382,545
	Incentive fees	            -       	   3,660,660

	Total 	     4,206,089	  5,334,289


NET INCOME (LOSS)	   (22,248,748)	 21,786,535


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(22,013,700)	21,547,553
	General Partner	(235,048)	238,982


NET INCOME (LOSS) PER UNIT

	Limited Partners	(2.18)	4.72
	General Partner	(2.18)	4.72



	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	For the Nine Months Ended September 30,

	    2003    	    2002
	$	$
REVENUES
	Trading profit (loss):
	Realized	17,730,625	27,939,911
	Net change in unrealized	 (17,368,878)	  4,305,060

	Total Trading Results 	361,747	32,244,971

	Interest income (Morgan Stanley DW)	   1,308,415	     775,671

	Total	   1,670,162	33,020,642


EXPENSES
	Brokerage fees (Morgan Stanley DW)	8,383,693	3,065,898
	Incentive fees	4,657,891	3,660,660
	Management fees	    2,534,513	     895,927

	Total 	   15,576,097	  7,622,485


NET INCOME (LOSS)	   (13,905,935)	 25,398,157


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(13,752,244)	25,119,675
	General Partner	(153,691)	278,482


NET INCOME (LOSS) PER UNIT

	Limited Partners	(0.60)	5.40
	General Partner	(0.60)	5.40



	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2003 and 2002
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest     	Partners	  Partner  	Total
		$	$	$

Partners' Capital,
   December 31, 2001	3,480,546.336	47,429,838	510,930	47,940,768

Offering of Units	2,089,728.419	31,556,370	310,000	31,866,370

Net Income                                                                  -	  	25,119,675	278,482	25,398,157

Redemptions	  (386,761.442)	   (5,818,742)	         -     	  (5,818,742)

Partners' Capital,
   September 30, 2002	5,183,513.313	  98,287,141	1,099,412	 99,386,553





Partners' Capital,
	December 31, 2002	6,177,658.232	115,164,948	1,231,272	116,396,220

Offering of Units	5,213,896.954	105,349,371	1,110,000	106,459,371

Net Loss                                                                     -	  	(13,752,244)	(153,691)	(13,905,935)

Redemptions	  (529,836.032)	   (10,786,705)	         -     	  (10,786,705)

Partners' Capital,
	September 30, 2003	10,861,719.154	 195,975,370	  2,187,581	 198,162,951









The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	For the Nine Months Ended September 30,

	  2003   	    2002
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	(13,905,935)	25,398,157
Noncash item included in net income (loss):
	Net change in unrealized	17,368,878	(4,305,060)

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(32,306)	(55,792)

Increase in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	529,492	229,355
	Accrued management fees	182,950	       70,762
	Accrued incentive fees	           -       	   1,537,530

Net cash provided by operating activities	   4,143,079	22,874,952


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	106,459,371	31,866,370
Increase in subscriptions receivable	(6,162,942)	(4,002,652)
Increase in redemptions payable	907,684	866,878
Redemptions of Units 	   (10,786,705)	 (5,818,742)

Net cash provided by financing activities	    90,417,408	22,911,854

Net increase in cash	94,560,487	45,786,806

Balance at beginning of period	   104,510,473	45,247,504

Balance at end of period	                                                                199,070,960	91,034,310




	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2003
(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Graham L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2002 Annual Report on Form 10-K.

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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may
       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	         Net Unrealized Gains (Losses)
	       on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	 Traded  	   Traded    	Total	  Traded  	   Traded
	$	$	$

Sep. 30, 2003 	(11,779,971)	1,624,018	(10,155,953)	Mar. 2005	Dec. 2003
Dec. 31, 2002	7,053,639	159,286	7,212,925	Jun. 2004	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are
       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $187,290,989 and $111,564,112 at September 30, 2003 and December 31, 2002,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the


       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

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

There are no known material trends, favorable or unfavorable, that would affect, and no expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in
       various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2003
For the quarter ended September 30, 2003, the Partnership recorded total trading losses, net of interest income, of $18,042,659 and posted a decrease in net asset value per Unit. The most significant losses of approximately 10.5% were recorded in the global interest rate markets throughout the quarter from positions in U.S. and European interest rate futures as prices first declined during July amid rising interest rates and a rally in global equity prices and then reversed higher during August and September as renewed fears for an unsustainable economic recovery resurfaced. Additional losses of approximately 4.0% in the currency markets resulted from short positions in the euro versus the Canadian dollar and the Japanese yen mainly during September as the euro's value moved higher amid the possibility of lower interest rates in Canada and the threat of currency market intervention by the Japanese Ministry of Finance. Smaller losses of approximately 1.0% were incurred primarily during September in the energy markets from positions in crude oil futures as prices first trailed lower and then unexpectedly reversed higher after OPEC announced that it would move to reduce output by limiting production in an effort to stem declining oil prices. A portion of the Partnership's overall losses was offset by gains of approximately 7.3% recorded in the global stock index markets
       during July and August from long positions in Asian stock index futures as prices trended higher in response to heavy investor demand triggered by record low Japanese government bond yields, robust Japanese economic data and rising prices in the U.S. equity markets. Total expenses for the three months ended September 30, 2003 were $4,206,089, resulting in a net loss of $22,248,748. The net asset value of a Unit decreased from $20.42 at June 30, 2003 to $18.24 at September 30, 2003.

For the nine months ended September 30, 2003, the Partnership recorded total trading revenues, including interest income, of $1,670,162 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 3.8% were experienced in the global interest rate markets primarily during the third quarter from positions in U.S. and European interest rate futures as prices first declined during July amid rising interest rates and a rally in global equities and then reversed higher during August and September as renewed fears for an unsustainable economic recovery resurfaced. Losses of approximately 2.5% in the metals markets were incurred from long positions in aluminum, copper, and zinc as prices fell during March, June and August amid muted industrial demand, easing supply concerns and heavy technically-based selling. Additional losses of approximately 1.6% in the agricultural markets resulted from short positions in wheat and corn futures during early May as prices moved higher amid concerns of weather related crop damage
       in the U.S. midwest. A portion of the Partnership's overall losses for the first nine months was offset by gains of approximately 7.0% in the currency markets resulting from long positions in the Canadian dollar, South African rand and Australian dollar versus the U.S. dollar, as the value of these currencies increased amid rising gold prices early in the year, as well as interest rate differentials between the respective countries and the U.S. During May, long positions in the euro versus the British pound provided further gains in this sector as the value of the euro trended higher following the decision by the European Central Bank to leave interest rates unchanged. Additional gains of approximately 5.2% were established in the global stock index markets during July and August from long positions in Asian stock index futures as prices trended higher in response to heavy investor demand triggered by record low Japanese government bond yields, robust Japanese economic data and strength in the U.S. equity markets. Long positions in U.S. stock index futures provided smaller gains during July as prices were buoyed by a rise in investor sentiment regarding a U.S. economic recovery. Gains of approximately 3.7% in the energy markets were experienced from long positions in natural gas futures as prices trended higher during January and February due to prolonged frigid temperatures in the northeastern and midwestern United States. Additional gains resulted from long positions in crude oil futures as prices rallied during the first two months of the year amid the looming threat of military action against Iraq and then shot even
       higher in August after signs of a global economic recovery spurred increased demand. Total expenses for the nine months ended September 30, 2003 were $15,576,097, resulting in a net loss of $13,905,935. The net asset value of a Unit decreased from $18.84 at December 31, 2002 to $18.24 at September 30, 2003.

For the Quarter and Nine Months ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $27,120,824 and posted an increase in net asset value per Unit. The most significant gains of approximately 27.1% were recorded in the global interest rate futures markets from previously established long positions in European and U.S. interest rate futures, as prices trended higher throughout the quarter due to investors seeking a safe haven from falling equity prices and increased pessimism regarding a global economic recovery. Gains of approximately 9.1% were recorded in the global stock index futures markets, primarily during July and September, from short positions in U.S. and European stock index futures as prices weakened amid suspicious regarding corporate accounting practices and global political and economic uncertainty. In the agricultural markets, gains of approximately 4.5% were recorded from long positions in wheat and corn futures as prices trended higher amid weather related concerns. Additional gains of approximately 1.8% were recorded in the energy futures markets, primarily during August and September, from long positions in
       crude oil futures and its related products as prices
trended higher on the increasing possibility of military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 2.6% in the currency markets from previously established long positions in the Canadian dollar and Japanese yen relative to the U.S. dollar as these currencies weakened against the dollar due to the emphasis on a "strong dollar" policy by the Bush Administration during July and the persistence of trendless price activity during August and September. Additional losses of approximately 1.5% were recorded in the metals markets from positions in copper and aluminum futures as these markets exhibited erratic price behavior. Total expenses for the three months ended September 30, 2002 were $5,334,289, resulting in net income of $21,786,535. The net asset value of a Unit increased from $14.45 at June 30, 2002 to $19.17 a September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $33,020,642 and posted an increase in net asset value per Unit. The most significant gains of approximately 21.8% were recorded from long positions in the global interest rate futures markets as prices trended higher during a majority of the second and third quarters due to uncertainty regarding a global economic recovery. In the currency markets, gains of approximately 14.3% were recorded, primarily during May and June, from previously
       established long positions in the euro, Swiss franc, and
British pound relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling U.S. equity prices and increased tensions in the Israeli-Palestinian conflict. Gains of approximately 8.0% were recorded in the global stock index futures markets, primarily during the third quarter, from short positions in European and U.S. stock index futures as prices weakened amid suspicions regarding corporate accounting practices and global political and economic uncertainty. Additional gains of approximately 6.0% were recorded in the agricultural markets from long positions in wheat and corn as prices trended higher amid weather related concerns. A portion of the Partnership's overall gain was offset by losses of approximately 2.3% in the metals markets from positions in aluminum, copper, and zinc futures as trendless price activity persisted throughout the period. Total expenses for the nine months ended September 30, 2002 were $7,622,485, resulting in net income of $25,398,157. The net asset value of a Unit increased from $13.77 at December 31, 2001 to $19.17 at September 30, 2002.







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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times,
       each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its
       cash flow.  Profits and losses on open positions of
exchange-traded futures, forwards and options are settled daily through variation margin.
The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses for a portfolio are estimated to exceed the VaR only one
       day in 100.  VaR typically does not represent the worst case outcome.

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

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities.
       Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.


The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2003 and 2002. At September 30, 2003 and 2002, the Partnership's total capitalization was approximately $198 million and $99 million, respectively.

Primary Market	September 30, 2003	September 30, 2002
Risk Category	 Value at Risk 	 Value at Risk

Equity	(2.12)%	(0.95)%
Currency	(1.94)	(0.52)
Interest Rate	(0.33)	(0.72)
Commodity 	(1.44)	(1.50)
Aggregate Value at Risk	(3.61)%	(2.08)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

       The table above represents the VaR of the Partnership's open positions at September 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the only business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2002 through September 30, 2003.

Primary Market Risk Category	High	Low	Average
Equity	(2.50)%   	(0.61)%	  (1.55)%

Currency 	(1.94)	(0.98)	(1.48)

Interest Rate	(2.74)	(0.33)	(1.42)

Commodity	(1.62)	(0.65)	(1.21)

Aggregate Value at Risk	(3.88)%	(1.72)%	(3.12)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
       15% of contract face value. Additionally, the use of
leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2003 and 2002, and for the end of the four quarterly reporting periods from October 1, 2002 through September 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 82% as of September 30, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

       Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.
Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.
Equity. The primary market exposure of the Partnership at September 30, 2003 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2003, the Partnership's primary exposures were to the S&P 500 (U.S.), DAX (Germany), NASDAQ (U.S.) and TOPIX (Japan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Currency. The second largest market exposure of the Partnership at September 30, 2003 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing
       relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2003, the Partnership's major exposures were to the euro, Japanese yen, British pound, Australian dollar, Canadian dollar, New Zealand dollar and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The third largest market exposure of the Partnership at September 30, 2003 was to the global interest rate sector, primarily spread across the U.S., European and Japanese sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as
       relative interest rate movements between countries,
materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At September 30, 2003, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic
fundamentals.   Significant profits and losses, which have
been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

       Metals.  The Partnership's metals exposure at
September 30, 2003 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, nickel, zinc and aluminum. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At September 30, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, sugar and wheat markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2003:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2003 were in Japanese yen, Hong Kong dollars and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.   CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
       15(e) of the Exchange Act), and have judged such
controls and procedures to be effective.

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

Through September 30, 2003, 12,727,758.742 Units were sold, leaving 7,272,241.258 Units unsold. The aggregate price of the Units sold through September 30, 2003 was $205,339,989.

Since no expenses are chargeable against the proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. The following individuals were named to the Board of Directors of Demeter in the quarter ended March 31, 2003, subject to their confirmation as principals by the National Futures
Association:

Mr. Douglas J. Ketterer was confirmed as a principal of Demeter
by the National Futures Association on October    , 2003.

Mr. Jeffrey S. Swartz was confirmed as a principal of Demeter by the National Futures Association on October 23, 2003.



       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership's Prospectus,
dated February 26, 2003, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on March 18, 2003.
3.02	Certificate of Limited Partnership, dated July 15, 1998,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 333-60115) filed with the Securities and Exchange
Commission on July 29, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Charter Graham L.P.), is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.
10.01	Management Agreement, dated as of November 6, 1998, among
the Partnership, Demeter and Graham Capital Management,
L.P. is incorporated by reference to Exhibit 10.01 of the Partnership's Quarterly Report on Form 10-Q (File No. 0-
25603) filed with the Securities and Exchange Commission
on May 17, 1999.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated February 26, 2003, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on March 18, 2003.
10.03	Amended and Restated Escrow Agreement, dated as of August
31, 2002, among the Partnership, Morgan Stanley Charter
Millburn L.P., Morgan Stanley Charter Welton L.P., Morgan
Stanley Charter MSFCM L.P., Morgan Stanley DW, and JP
Morgan Chase Bank is incorporated by reference to Exhibit
10.04 of the Partnership's Registration Statement on Form
S-1 (File No. 333-103166) filed with the Securities and
Exchange Commission on February 13, 2003.

10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of November
13, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-25603) filed
with the Securities and Exchange Commission on November
6, 2001.
10.05	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of November 6, 2000, is incorporated
by reference to Exhibit 10.02 of the Partnership's Form
8-K (File No. 0-25603) filed with the Securities and
Exchange Commission on November 6, 2001.
10.06	Customer Agreement between the Partnership and MSIL,
dated as of November 6, 2000, is incorporated by
reference to Exhibit 10.04 of the Partnership's Form 8-K
(File No. 0-25603) filed with the Securities and Exchange
Commission on November 6, 2001.
10.07	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of August 30, 1999,
is incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-25603) filed with the
Securities and Exchange Commission on November 6, 2001.
10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership's Prospectus, dated February 26, 2003, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on March 18, 2003.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-25603)
filed with the Securities and Exchange Commission on
November 6, 2001.
31.01	Certification of President of Demeter Management Corporation,
the general partner of the Partnership, pursuant to rules
13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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



                     Morgan Stanley Charter Graham L.P.
                     (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

November 14, 2003    By: /s/ Jeffrey D. Hahn
                             Jeffrey D. Hahn
                             Director and Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.























- 6 -