Form 10-K
period 2003-12-31
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2004-03-12
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2003 or

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

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check-mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant's most recently completed second fiscal quarter:
$189,380,471 at June 30, 2003.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2003
                                                                   Page No.
DOCUMENTS INCORPORATED BY REFERENCE  . . . . . . . . . . . . . . . . . . 1

Part I .

  Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . 2-5

  Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . 5

  Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 5

  Item  4.  Submission of Matters to a Vote of Security Holders. . . . . 5

Part II.

  Item  5.  Market for the Registrant's Partnership Units
            and Related Security Holder Matters  . . . . . . . . . . . 6-7

  Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . 8

  Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . .  9-21

  Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk  . . . . . . . . . . . . . . . . . . . . . . 21-34

  Item  8.  Financial Statements and Supplementary Data. . . . . . . . .34

  Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure  . . . . . . . . . . . .35

  Item 9A.  Controls and Procedures . . . .  . . . . . . . . . . . .  . 35

Part III.

  Item 10.  Directors and Executive Officers of the Registrant . . . 36-41

  Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . .41

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . .. . . . . . . . . . . 42

  Item 13.  Certain Relationships and Related Transactions . . . . . . .42

  Item 14.  Principal Accounting Fees and Services . . . . . . . . . 42-43
Part IV.
  Item 15.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . . . 44-45


	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

	Partnership's Prospectus dated
	February 26, 2003 		  I

	Partnership's Supplement to the
	Prospectus dated November 7, 2003		  I

	Annual Report to Morgan Stanley
	Charter Series Limited Partners
	for the year ended December 31, 2003	 II, III and IV




       PART I
Item 1.  BUSINESS
(a) General Development of Business. Morgan Stanley Charter Graham L.P. ("the Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership commenced operations on March 1, 1999. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Millburn L.P., and Morgan Stanley Charter MSFCM L.P.

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

Units of limited partnership interest ("Unit(s)") are sold at monthly closings at a purchase price equal to 100% of the net
       asset value per Unit as of the close of business on the last day of each month.

The managing underwriter for the Partnership is Morgan Stanley DW.

The Partnership's net asset value per Unit at December 31, 2003 was $21.88, representing an increase of 16.14 percent from the net asset value per Unit of $18.84 at December 31, 2002. For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial informa-tion reporting purposes the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards and options. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Advisor. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated February 26, 2003 (the "Prospectus") and the Partnership's supplement to the Prospectus dated November 7, 2003 (the "Supplement"), incorporated by reference in this Form 10-K, set forth below.
         Facets of Business

  1. Summary                      1. "Summary" (Pages 1-9 of
                                     the Prospectus and Pages
S-1 - S-2 of the Supple-
ment).

  2. Futures, Options, and        2. "The Futures, Options, and
     Forwards Markets                Forwards Markets" (Pages
                                     108-112 of the Prospectus).

  3. Partnership's Trading        3. "Use of Proceeds" (Pages
     Arrangements and                24-26 of the Prospectus).
     Policies                        "The Trading Advisors"
                                     (Pages 61-85 of the
                                     Prospectus and Pages S-25 -
							  S-32 of the Supplement).

  4. Management of the Part-      4. "Management Agreements"
     nership                         (Page 61 of the Pros-
                                     pectus).  "The General
                                     Partner" (Pages 55-60 of
                                     the Prospectus and Pages
							  S-22 - S-24 of the Supple-
							  ment).  "The Commodity
                                     Brokers" (Pages 87-89
                                     of the Prospectus) and
                                     "The Limited Partner-
                                     ship Agreements" (Pages
                                     90-93 of the Prospectus).

  5. Taxation of the Partner-     5. "Material Federal Income
     ship's Limited Partners         Tax Considerations" and
                                     "State and Local Income Tax
                                     Aspects" (Pages 99-106
                                     of the Prospectus).



(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards, and options on foreign exchanges.

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

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
       PART II
Item 5.MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED
       SECURITY HOLDER MATTERS


(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2003 was approximately 8,629.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on March 1, 1999. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership profits.

(d) Securities Sold; Consideration. Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through December 31, 2003, 14,565,057.482 Units were sold, leaving 5,434,942.518 Units unsold. The aggregate price of the Units sold through December 31, 2003 was $243,637,197.

       (e) Underwriter.  The managing underwriter for the
Partnership is Morgan Stanley DW.

(f) Use of Proceeds.  The Partnership initially registered
3,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on November 6, 1998 (SEC File Number 333-
60115).

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


       <table>
Item 6.  SELECTED FINANCIAL DATA (in dollars)


                           	                      		 	       For the
                           	                      	 	  	     Period from
                           	                      			    March 1, 1999
  (commencement of
                      	                           		         operations) to
            	 	   For the Years Ended December 31,     	    December 31,
            	    2003   	      2002          2001        2000        1999

Revenues
(including
interest)		 47,428,993	   34,435,014    8,379,420    8,225,638     2,354,804


Net Income     	 27,245,238	   24,627,018    3,258,760    5,323,879     1,425,179


Net Income Per
Unit (Limited &
General Partners)    	 3.04		   5.07         1.22         2.26          0.29


Total Assets   	275,757,181	  117,617,443   48,611,167   30,380,410    21,028,305


Total Limited
Partners'
Capital	    	267,851,230	  115,164,948   47,429,838   28,446,182    20,424,608


Net Asset Value
Per Unit        	      21.88		  18.84        13.77        12.55         10.29



       Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan
Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. Illiquidity has not materially affected the Partnership's assets.

There are no known material trends, demands, commitments, events or uncertainties at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional Units in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations.
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicative of future results.

       The Partnership's results of operations are set forth in its financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       The Partnership recorded revenues including interest
totaling $47,428,993 and expenses totaling $20,183,755, resulting in net income of $27,245,238 for the year ended December 31, 2003. The Partnership's net asset value per Unit increased from $18.84 at December 31, 2002 to $21.88 at December 31, 2003. Total
 redemptions and subscriptions for the year were $17,908,245 and $144,976,579, respectively, and the Partnership's ending capital was $270,709,792 at December 31, 2003, an increase of $154,313,572 from ending capital at December 31, 2002 of $116,396,220.

The most significant trading gains of approximately 17.0% in the currency markets were produced from long positions in the Australian dollar, Canadian dollar, South African rand, and New Zealand dollar versus the U.S. dollar during a majority of the year as the value of the "commodity currencies" increased sharply versus the U.S. dollar on the heels of higher commodity prices and a significant interest rate differential between these countries and the U.S. Additional gains resulted from long positions in the euro, Japanese yen, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar declined throughout much of the year due to geopolitical uncertainty and negative economic data. Additional gains were recorded from long cross-rate positions in the euro versus the British pound and Japanese yen. In the global stock index futures markets, gains of approximately 13.9% were experienced from long positions in U.S., Pacific Rim, and European stock index futures as global equity prices moved higher during the latter half of the year due to
       continued optimism regarding a global economic recovery.
Additional gains of approximately 3.2% were recorded in the metals markets primarily during the fourth quarter from long positions in copper, nickel, and zinc as base metal prices rallied in response to growing investor sentiment that the global economy was on the path to recovery and amid increased demand, especially from China. Smaller gains of approximately 1.2% were recorded in the energy markets, primarily during January and February from long positions in natural gas futures as prices jumped sharply higher amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete already diminished supplies. Additional gains were recorded from long positions in crude oil futures as prices continued to trend higher during those months amid the increasing likelihood of military action against Iraq. A portion of the Partnership's overall gains for year was offset by losses of approximately 5.0% in the global interest rate markets primarily during the third quarter from positions in U.S., European, and Japanese interest rate futures as prices first declined during July amid rising interest rates and a rally in global equities. Prices then reversed higher during August and September as renewed fears for an unsustainable economic recovery resurfaced. Smaller losses of approximately 1.2% were recorded in the agricultural markets from short positions in wheat and corn futures during early May as prices moved higher amid concerns of weather related crop damage in the U.S. midwest.

       The Partnership recorded revenues including interest
totaling $34,435,014 and expenses totaling $9,807,996, resulting in net income of $24,627,018 for the year ended December 31, 2002. The Partnership's net asset value per Unit increased from $13.77 at December 31, 2001 to $18.84 at December 31, 2002. Total
 redemptions and subscriptions for the year were $8,867,415 and $52,695,849, respectively, and the Partnership's ending capital was $116,396,220 at December 31, 2002, an increase of $68,455,452 from ending capital at December 31, 2001 of $47,940,768.

The most significant trading gains of approximately 23.4% were recorded in the global interest rate futures markets from long positions in European and U.S. interest rate futures as prices trended higher during the period from June through September, as well as in December, drawing strong support from falling equity prices, increased economic uncertainty, and global tensions. Additional gains of approximately 21.3% were recorded in the currency markets from long positions in the euro and Swiss franc versus the U.S. dollar as the value of the dollar weakened during May, June, and December, prompted by pessimism regarding a U.S. economic recovery and increased global tensions concerning India, Pakistan, Iraq, and North Korea. Smaller gains of approximately 6.6% were recorded in the agricultural futures markets from long positions in corn and wheat futures as prices trended higher during the third quarter amid fears that continued hot-dry weather would have an adverse affect on crops in the U.S midwest.
       In the global stock index futures markets, gains of
approximately 6.1% were recorded from short positions in U.S. and European stock index futures, primarily in July and September, as prices moved lower amid suspicions regarding corporate accounting practices and skepticism surrounding a global economic recovery. A portion of the Partnership's overall gains was offset by losses of approximately 4.9% recorded in the metals futures markets from positions in copper, nickel and zinc futures as prices moved without consistent direction throughout a majority of the year amid shifting supply and demand concerns. In the energy futures markets, losses of approximately 3.7% were recorded from long positions in crude oil futures as prices reversed lower during May and October amid a temporary easing of tensions between the U.S. and Iraq.

The Partnership recorded revenues including interest totaling $8,379,420 and expenses totaling $5,120,660, resulting in net income of $3,258,760 for the year ended December 31, 2001. The Partnership's net asset value per Unit increased from $12.55 at December 31, 2000 to $13.77 at December 31, 2001. Total redemptions and subscriptions for the year were $4,902,088 and $20,812,938, respectively, and the Partnership's ending capital was $47,940,768 at December 31, 2001, an increase of $19,169,610 from ending capital at December 31, 2000 of $28,771,158.

       The most significant trading gains of approximately 12.3%
were recorded in the global interest rate futures markets primarily during August and September from long positions in U.S. interest rate futures as domestic bond prices trended higher amid concerns for the U.S. economy, declining stock prices, as well as in reaction to the Federal Reserve's interest rate cuts. Smaller gains were recorded from long positions in short-term European interest rate futures as prices trended higher. In the global stock index futures markets, gains of approximately 7.4% were recorded primarily during the third quarter from short positions in DAX, TOPIX and Nikkei index futures as equity prices moved sharply lower on corporate profit warnings and amid worries regarding global economic uncertainty. In the metals markets, gains of approximately 4.1% were recorded primarily throughout the third quarter from short futures positions in copper and zinc as base metals prices trended lower as a result of increased supplies and weak demand. A portion of the Partnership's overall gains was partially offset by losses of approximately 1.5% recorded in the agricultural markets from trading soybean meal and soybean oil futures.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2003 trading results, refer to the Partnership's Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.
       The Partnership's gains and losses are allocated among its partners for income tax purposes.

Market Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures, forwards and options in interest rates, stock indices, currencies, agriculturals, energies and metals. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Advisor were unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

In addition to the Trading Advisor's internal controls, the Trading Advisor must comply with the Partnership's trading policies that include standards for liquidity and leverage that must be maintained. The Trading Advisor and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Advisor to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.
       Credit Risk.
In addition to market risk, in entering into futures, forward and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership's credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership's potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership's margin liability thereon.

Second, the Partnership's trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership's trading, usually over several different products and exchanges. Historically, the Partnership's exposure to any one exchange has typically amounted to only a small percentage of its total net assets and on those relatively few occasions where the Partnership's credit exposure climbs above an acceptable level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.
       See "Financial Instruments" under "Notes to Financial
Statements" in the Partnership's Annual Report to Limited
Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and
       cash flow.  Profits and losses on open positions of
exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership's total market risk may increase or decrease as it's influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

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

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934).  All quantitative disclosures in this section are deemed
       to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100.
VaR typically does not represent the worst case outcome.   Demeter
uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2003 and 2002. At
       December 31, 2003 and 2002, the Partnership's total
capitalization was approximately $271 million and $116 million, respectively.

Primary Market            December 31, 2003   December 31, 2002
Risk Category               Value at Risk       Value at Risk

Equity                        (3.12)%               (0.61)%

Currency                      (2.06)                (1.91)

Interest Rate                 (0.56)                (1.89)

Commodity                     (1.14)                (1.62)

Aggregate Value at Risk       (3.47)%               (3.27)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

       The table below supplements the December 31, 2003 VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2003 through December 31, 2003.

Primary Market Risk Category      High       Low     Average

Equity                           (3.12)%   (0.96)%   (2.17)%

Currency                     	   (2.06)	   (0.98)	   (1.51)

Interest Rate                    (2.74)	   (0.33)	   (1.09)

Commodity                        (1.44)	   (0.65)	   (1.09)

Aggregate Value at Risk          (3.88)%   (1.72)%   (3.17)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk
       of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2003 and 2002 and for the four quarter-end reporting periods during calendar year 2003. VaR is not necessarily representative of the historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 77% as of December 31, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are
       statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at December 31, 2003 was to the global stock index sector, primarily
       to equity price risk in the G-7 countries. The G-7
countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2003, the Partnership's primary exposures were to the DAX (Germany), S&P 500 (U.S.), IBEX 35 (Spain), CAC 40 (France) and NASDAQ (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices.
 Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Currency. The second largest market exposure of the Partnership at December 31, 2003 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2003, the Partnership's major exposures were to the euro, Japanese yen, British pound, Australian dollar, Canadian dollar and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S.
       dollar vs. other currencies.  These other currencies
include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The third largest market exposure of the Partnership at December 31, 2003 was to the global interest rate sector. Exposure was primarily spread across the U.S., European and Japanese sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At December 31, 2003, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at December 31, 2003 was to fluctuations in the price of precious metals, such as gold, and base metals, such as aluminum, copper and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

       Soft Commodities and Agriculturals.  At December 31,
2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the wheat, lean hogs and cocoa markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2003:

Foreign Currency Balances. The Partnership's primary foreign currency balances at December 31, 2003 were in euros, Japanese yen, Swiss francs and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)


Quarter             Revenues/         Net          Net Income/
Ended             (Net Losses)    Income/(Loss)  (Loss) Per Unit

2003
March 31         $ 13,703,187     $ 6,055,004       $ 1.20
June 30             6,009,634       2,287,809         0.38
September 30      (18,042,659)    (22,248,748)       (2.18)
December 31        45,758,831      41,151,173         3.64

Total            $ 47,428,993     $27,245,238       $ 3.04

2002
March 31         $ (1,380,687)    $(2,505,649)      $(0.66)
June 30             7,280,505       6,117,271         1.34
September 30       27,120,824      21,786,535         4.72
December 31         1,414,372        (771,139)       (0.33)

Total            $ 34,435,014     $24,627,018       $ 5.07

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.




Item 9A.  CONTROLS AND PROCEDURES
   (a)	As of the end of the period covered by this annual
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Jeffrey A. Rothman, age 42, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also the Chairman of the Board of Directors of Morgan Stanley Futures & Currency Management Inc. Mr. Rothman has been with the managed futures department for seventeen years. Throughout his career, Mr. Rothman has helped with the development, marketing and administration of approximately 39 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

Richard A. Beech, age 52, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Futures, Forex &
       Metals.  Mr. Beech began his career at the Chicago
Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University, and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Raymond A. Harris, age 47, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Harris is currently Managing Director and head of Client Solutions for Morgan Stanley Individual Investor Group. Mr. Harris joined Morgan Stanley in 1982 and served in financial and operational assignments for Dean Witter Reynolds. In 1994, he joined the Discover Financial Services division, leading restructuring and product development efforts. Mr. Harris became Chief Administrative Officer for Morgan Stanley Investment Management in 1999. In 2001, he was named head of Global Products and Services for Investment Management. Mr. Harris has an M.B.A. in Finance from the University of Chicago and a B.A. degree from Boston College.

Frank Zafran, age 48, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was
       named Chief Administrative Officer of Morgan Stanley's
Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Douglas J. Ketterer, age 38, was named a Director of Demeter, and confirmed by the National Futures Association as a principal of Demeter on October 27, 2003. Mr. Ketterer is a Managing Director and head of the Investment Solutions Group, which is comprised of a number of departments which offer products and services through Morgan Stanley's Individual Investor Group (including Managed Futures, Alternative Investments, Insurance Services, Personal Trust, Corporate Services, and others). Mr. Ketterer joined the firm in 1990 in the Corporate Finance Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group at Morgan Stanley Dean Witter Advisors (now known as Morgan Stanley Funds). From the summer of 2000 to the summer of 2002, Mr. Ketterer served as the Chief Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic
       Planning & Administrative Group.  Mr. Ketterer received his
M.B.A. from New York University's Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany's School of Business.

Jeffrey S. Swartz, age 36, was named a Director of Demeter, and confirmed by the National Futures Association as a principal of Demeter on October 23, 2003. Mr. Swartz is a Managing Director and Director of the Mass Affluent Segment of Morgan Stanley's Individual Investor Group. Mr. Swartz began his career with Morgan Stanley in 1990, working as a Financial Advisor in Boston. He was appointed Sales Manager of the Boston office in 1994, and served in that role for two years. In 1996, he was named Branch Manager of the Cincinnati office. In 1999, Mr. Swartz was named Associate Director of the Midwest Region, which consisted of 10 states and approximately 90 offices. Mr. Swartz served in this capacity until October of 2001, when he was named Director of Investor Advisory Services ("IAS") Strategy and relocated to IAS headquarters in New York. In December of 2002, Mr. Swartz was promoted to Managing Director and Chief Operating Officer of IAS and has recently assumed the responsibility for managing the Mass Affluent Client Segment. Mr. Swartz received his degree in Business Administration from the University of New Hampshire.

Jeffrey D. Hahn, age 46, is the Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and
       is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also the Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

All of the foregoing directors have indefinite terms.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and does not have an audit committee. As such, the entire Board of Directors of Demeter serves as the audit committee. None of the directors are considered to be "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The Board of Directors of Demeter has determined that Mr. Jeffrey D. Hahn is the audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance
       The Partnership has no directors, executive officers or greater than 10 percent beneficial owners and none of the directors or executive officers of Demeter, the general partner of the Partnership, own Units of the Partnership. As such, no Forms
3, 4, or 5 have been filed.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley's website at www.morganstanley.com/ourcommitment/codeofcon duct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2003, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2003,
Demeter owned 130,627.064 Units of general partnership interest, representing a 1.06 percent interest in the Partnership.

(c)  Changes in Control - None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $11,874,342 for the year ended December 31, 2003.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Morgan Stanley DW, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Morgan Stanley DW
       through the brokerage fees it pays, as discussed in the
Notes to Financial Statements in the Annual Report to the Limited
Partners for the year ended December 31, 2003.

(1)	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership's financial statements and reviews of the financial statements included in the Quarterly Reports on Form 10-Q and in connection with statutory and regulatory filings for the years ended December 31, 2003 and 2002 were approximately $38,750 and $37,846, respectively.

(2)	Audit-Related Fees. There were no fees for assurance and
related services rendered by Deloitte & Touche LLP for the years ended December 31, 2003 and 2002.

(3)	Tax Fees.  The aggregate fees for tax compliance services
rendered by Deloitte & Touche LLP for the years ended December
31, 2003 and 2002 were approximately $29,914 and $29,066,
respectively.

(4) All Other Fees.  None.

As of the date of this Report, the Board of Directors of Demeter has not adopted pre-approval policies and procedures. As a result, all services provided by Deloitte & Touche LLP must be directly pre-approved by the Board of Directors of Demeter.

       PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to
Limited Partners for the year ended December 31, 2003 are
incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2003, 2002, and 2001.

-	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2003 and 2002.

-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2003, 2002, and
2001.

-  Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2003 is not deemed to be filed with this report.

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

				MORGAN STANLEY CHARTER GRAHAM L.P.
					(Registrant)

				BY:	Demeter Management Corporation,
					General Partner

March 15, 2004		BY: /s/	Jeffrey A. Rothman
					 	Jeffrey A. Rothman, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/	Jeffrey A. Rothman                     	March 15, 2004
	  	Jeffrey A. Rothman, President

    /s/ 	Douglas J. Ketterer	                  	March 15, 2004
	 	Douglas J. Ketterer, Director

    /s/	Jeffrey S. Swartz	                  	March 15, 2004
	  	Jeffrey S. Swartz, Director

    /s/    Richard A. Beech                       	March 15, 2004
           Richard A. Beech, Director

    /s/    Raymond A.  Harris   	              	March 15, 2004
           Raymond A. Harris, Director

    /s/    Frank Zafran                           	March 15, 2004
           Frank Zafran, Director

    /s/  	Jeffrey D. Hahn                        	March 15, 2004
	    	Jeffrey D. Hahn, Chief
	  	Financial Officer












       EXHIBIT INDEX

ITEM
3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, is incorporated by reference to Exhibit
A of the Partnership's Prospectus, dated February 26, 2003,
filed with the Securities and Exchange Commission pursuant
to Rule 424(b)(3) under the Securities Act of 1933, as
amended, on March 18, 2003.
3.02	Certificate of Limited Partnership, dated July 15, 1998,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File No. 333-60115) filed with the Securities and Exchange
Commission on July 29, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Graham L.P.), is
incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.
10.01	Management Agreement, dated as of November 6, 1998, among
the Partnership, Demeter, and Graham Capital Management,
L.P., is incorporated by reference to Exhibit 10.01 of the Partnership's Quarterly Report on Form 10-Q (File No. 0-
25603) filed with the Securities and Exchange Commission
on May 17, 1999.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated February 26, 2003, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on March 18, 2003.
10.03	Amended and Restated Escrow Agreement, dated as of August
31, 2002, among the Partnership, Morgan Stanley Charter
Millburn L.P., Morgan Stanley Charter Welton L.P., Morgan
Stanley Charter MSFCM L.P., Morgan Stanley DW and JP
Morgan Chase Bank, is incorporated by reference to Exhibit
10.04 of the Partnership's Registration Statement on Form
S-1 (File No. 333-103166) filed with the Securities and
Exchange Commission on February 13, 2003.

10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of November
13, 2000, is incorporated by reference to Exhibit 10.01 of
the Partnership's Form 8-K (File No. 0-25603) filed with
the Securities and Exchange Commission on November 6,
2001.
10.05	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of November 6, 2000, is incorporated
by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.
10.06	Customer Agreement between the Partnership and MSIL, dated
as of November 6, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-
25603) filed with the Securities and Exchange Commission on
November 6, 2001.
10.07	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of August 30, 1999, is incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-25603) filed with the
Securities and Exchange Commission on November 6, 2001.
10.08	Form of Subscription Agreement Update Form is incorporated
by reference to Exhibit C of the Partnership's Prospectus,
dated February 26, 2003, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on March 18, 2003.
10.09	Securities Account Control Agreement among the Partnership,
MS & Co., and Morgan Stanley DW, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the
Partnership's Form 8-K (File No. 0-25603) filed with the
Securities and Exchange Commission on November 6, 2001.
13.01	December 31, 2003 Annual Report to Limited Partners is
filed herewith.
31.01	Certification of President of Demeter Management
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

                                                                 Morgan Stanley
                                                                 Charter Series

  December 31, 2003
  Annual Report

    [LOGO] Morgan Stanley

MORGAN STANLEY CHARTER SERIES

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year for each Fund in the Morgan Stanley Charter Series. Also provided is the inception-to-date return and the compound annualized return since inception for each Fund. Past performance is not necessarily indicative of future results.

                                                                                    INCEPTION-  COMPOUND
                                                                                     TO-DATE   ANNUALIZED
                   1994    1995 1996 1997 1998   1999    2000  2001    2002   2003    RETURN     RETURN
FUND                %       %    %    %    %      %       %     %       %      %        %          %
---------------------------------------------------------------------------------------------------------
Charter Campbell    --      --  --    --  --      --      --    --    (4.2)   16.3    11.4        9.0
                                                                     (3 mos.)
---------------------------------------------------------------------------------------------------------
Charter MSFCM...   (7.3)   21.9 4.0  26.2 5.1    (9.2)   23.8 (3.3)    29.1   (5.1)   107.2       7.7
                 (10 mos.)
---------------------------------------------------------------------------------------------------------
Charter Graham..    --      --  --    --  --      2.9    22.0  9.7     36.8   16.1    118.8       17.6
                                               (10 mos.)
---------------------------------------------------------------------------------------------------------
Charter Millburn    --      --  --    --  --     (7.2)   12.1 (11.3)   21.1   (0.6)   11.1        2.2
                                               (10 mos.)
---------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

825 Third Avenue, 9th Floor
New York, NY 10022
Telephone (212) 310-6444

MORGAN STANLEY CHARTER SERIES
ANNUAL REPORT
2003

Dear Limited Partner:
  This marks the second annual report for Morgan Stanley Charter Campbell L.P., the fifth annual report for Morgan Stanley Charter Graham L.P. and Morgan Stanley Charter Millburn L.P., and the tenth annual report for Morgan Stanley Charter MSFCM L.P. The Net Asset Value per Unit for each of the four Charter Series Funds ("Fund(s)") as of December 31, 2003 was as follows:

                                                % CHANGE
                        FUNDS            N.A.V. FOR YEAR
                        --------------------------------
                        Charter Campbell $11.14  16.3%
                        --------------------------------
                        Charter MSFCM    $20.72  -5.1%
                        --------------------------------
                        Charter Graham   $21.88  16.1%
                        --------------------------------
                        Charter Millburn $11.11  -0.6%
                        --------------------------------

  Since their inception in March 1999, Charter Graham has increased by 118.8% (a compound annualized return of 17.6%) and Charter Millburn has increased by 11.1% (a compound annualized return of 2.2%). Since its inception in March 1994, Charter MSFCM has increased by 107.2% (a compound annualized return of 7.7%). Since its inception in October 2002, Charter Campbell has increased by 11.4% (a compound annualized return of 9.0%).

  Detailed performance information for each Fund is located in the body of the financial report. For each Fund, we provide a trading results by sector chart that portrays trading gains and trading losses for the year in each sector in which the Fund participates.

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

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
Chairman and President
Demeter Management Corporation
General Partner for
Morgan Stanley Charter Campbell L.P.
Morgan Stanley Charter MSFCM L.P.
Morgan Stanley Charter Graham L.P.
Morgan Stanley Charter Millburn L.P.

CHARTER CAMPBELL


                         [CHART]


                                Year ended December 31, 2003
                                ----------------------------
 Currencies                               29.14%
 Interest Rates                           -3.68%
 Stock Indices                             5.66%
 Energies                                 -1.24%
 Metals                                   -0.33%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the currency markets, gains were produced from long positions in the euro, British pound, and Japanese yen versus the U.S. dollar during a majority of the year as the value of the U.S. dollar declined sharply due to geopolitical uncertainty and negative economic data. Additional currency gains were recorded from long positions in the Australian dollar, New Zealand dollar, South African rand, and Canadian dollar against the U.S. dollar as the value of the "commodity currencies" increased versus the U.S. dollar on the heels of higher commodity prices and a significant interest rate differential between these countries and the U.S.
.. In the global stock index futures markets, gains were experienced from long positions in U.S., Pacific Rim, and European stock index futures as global equity prices moved higher throughout the latter half of the year due to continued optimism regarding a global economic recovery.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the global interest rate markets, losses were experienced primarily during the third quarter from positions in U.S., European, and Japanese interest rate futures as prices first declined during July amid rising interest rates and a rally in global equities and then reversed higher during August and September as renewed fears for an unsustainable economic recovery resurfaced.

CHARTER CAMPBELL
(continued)

.. Additional losses were recorded in the energy markets, primarily during October, as the Fund entered the month with short natural gas positions that proved unprofitable as prices rallied during the first part of the month. In response to this rise in prices, the Fund reversed its position from short to long, only to see prices decline in the latter part of the month. In December, long futures positions in natural gas resulted in further losses as prices fell sharply following mild temperatures across the U.S. and U.S. Department of Energy reports of increases in inventories that were much larger than expected. Elsewhere in the energy markets, losses were recorded from futures positions in crude oil and its related products during September as prices trailed lower and then unexpectedly reversed higher after OPEC announced that it would move to reduce output.

CHARTER MSFCM

                         [CHART]

                                Year ended December 31, 2003
                                -----------------------------
Currencies                                12.67%
Interest Rates                            -5.87%
Stock Indices                              0.42%
Energies                                  -2.27%
Metals                                     1.96%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the global interest rate markets, losses were experienced from short positions in Japanese, Australian and European interest rate futures during September as bond prices reversed higher due to renewed skepticism regarding a global economic recovery and lower equity prices. Further losses in this sector stemmed from long positions in Australian interest rate futures during March as prices reversed sharply lower amid reports of advancing Coalition forces in the Persian Gulf region. Losses within this sector continued in December as European bond prices increased in value amid perceptions that the European Central Bank would maintain low interest rates. Consequently, losses were experienced from short positions in European interest rate futures.
.. Additional losses were recorded in the energy markets, primarily during October, as the Fund entered the month with short natural gas positions that proved unprofitable as prices rallied during the first part of the month. In response to this rise in prices, the Fund reversed its position from short to long, only to see prices decline in the latter part of the month. Further losses were incurred in the energy sector from positions in crude oil futures as prices moved erratically during October in response to geopolitical and supply/demand factors. Additional losses were experienced during November and December as energy prices continued to trade in a volatile fashion, moving in one direction and then

CHARTER MSFCM
(continued)

   sharply reversing. This type of volatility was particularly evident in the crude oil market in November as prices rallied over the first portion of the month only to sharply decline during the latter portion of the month. In December, long futures positions in natural gas resulted in losses as prices fell sharply following mild temperatures across the U.S. and U.S. Department of Energy reports of increases in U.S. inventories that were much larger than expected.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the currency markets, gains were produced from long positions in the Australian dollar versus the U.S. dollar during a majority of the year as the value of the Australian currency increased versus the U.S. dollar throughout much of the year on the heels of higher commodity prices and a significant interest rate differential between the two countries. Additional gains resulted from long positions in the euro, Singapore dollar, Swedish krona, and Swiss franc versus the U.S. dollar as the value of the U.S.
   dollar declined throughout much of the year due to geopolitical uncertainty and negative economic data. Additional currency gains were recorded from long positions in the euro versus the Japanese yen.
.. In the metals markets, gains were recorded, primarily during the fourth quarter, from long positions in copper and nickel as base metal prices rallied in response to growing investor sentiment that the global economy was on the path to recovery and amid increased demand, especially from China.

CHARTER GRAHAM

                         [CHART]

                                Year ended December 31, 2003
                                ----------------------------
Currencies                                16.97%
Interest Rates                            -5.00%
Stock Indices                             13.95%
Energies                                   1.25%
Metals                                     3.18%
Agriculturals                             -1.21%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the currency markets, gains were produced from long positions in the Australian dollar, Canadian dollar, South African rand, and New Zealand dollar versus the U.S. dollar during a majority of the year as the value of the "commodity currencies" increased sharply versus the U.S. dollar on the heels of higher commodity prices and a significant interest rate differential between these countries and the U.S. Additional gains resulted from long positions in the euro, Japanese yen, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar declined throughout much of the year due to geopolitical uncertainty and negative economic data. Additional gains were recorded from long cross-rate positions in the euro versus the British pound and Japanese yen.
.. In the global stock index futures markets, gains were experienced from long positions in U.S., Pacific Rim, and European stock index futures as global equity prices moved higher during the latter half of the year due to continued optimism regarding a global economic recovery.
.. Additional gains were recorded in the metals markets, primarily during the fourth quarter, from long positions in copper, nickel, and zinc as base metal prices rallied in response to growing investor sentiment that the global economy was on the path to recovery and amid increased demand, especially from China.

CHARTER GRAHAM
(continued)

.. In the energy markets, gains were experienced primarily during January and February from long positions in natural gas futures as prices jumped sharply higher amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete already diminished supplies. Additional gains were recorded from long positions in crude oil futures as prices continued to trend higher during those months amid the increasing likelihood of military action against Iraq.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the global interest rate markets, losses were recorded primarily during the third quarter from positions in U.S., European, and Japanese interest rate futures as prices first declined during July amid rising interest rates and a rally in global equities. Prices then reversed higher during August and September as renewed fears for an unsustainable economic recovery resurfaced.
.. Smaller losses were recorded in the agricultural markets from short positions in wheat and corn futures during early May as prices moved higher amid concerns of weather related crop damage in the U.S. midwest.

CHARTER MILLBURN

                         [CHART]

                                Year ended December 31, 2003
                                ----------------------------
Currencies                                 5.69%
Interest Rates                             0.15%
Stock Indices                              3.61%
Energies                                  -1.87%
Metals                                     2.03%
Agriculturals                             -2.09%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the currency markets, gains were produced from long positions in the euro versus the U.S. dollar as the value of the U.S. dollar declined against the euro throughout a majority of the year due to geopolitical uncertainty, negative economic data, and the decision by the European Central Bank to leave interest rates unchanged. Additional gains were recorded from long positions in the Australian dollar, New Zealand dollar, and South African rand versus the U.S. dollar during much of the year as the value of the "commodity currencies" increased versus the U.S. dollar on the heels of higher commodity prices and a significant interest rate differential between these countries and the U.S.
.. Gains were recorded in the global stock index futures markets from long positions in Pacific Rim and U.S. stock index futures as global equity prices moved higher throughout the latter half of the year due to continued optimism regarding a global economic recovery.
.. In the metals markets, gains were produced by long positions in gold futures as prices trended higher, ultimately climbing to seven-year highs in December, due to weakness in the U.S. dollar and technically-based buying. Smaller gains were recorded from long copper positions during the fourth quarter.

CHARTER MILLBURN
(continued)

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the agricultural markets, losses were experienced from positions in corn futures as prices moved without consistent direction during the first three quarters of the year amid weather-related concerns throughout the U.S. midwest.
.. In the energy markets, losses were incurred primarily during October, as the Fund entered the month with short natural gas positions which proved unprofitable as prices rallied during the first part of the month. In response to this rise in prices, the Fund reversed its position from short to long, only to see prices decline in the latter part of the month. Additional losses were incurred in the energy sector from positions in crude oil futures as prices moved erratically during October in response to geopolitical and supply/demand factors. Additional losses were experienced during November as crude oil prices continued to trade in a volatile fashion, moving in one direction and then sharply reversing. In December, long futures positions in natural gas resulted in losses as prices fell sharply following mild temperatures across the U.S. and U.S. Department of Energy reports of increases in U.S. inventories that were much larger than expected.

MORGAN STANLEY CHARTER SERIES

INDEPENDENT AUDITORS' REPORT

  To the Limited Partners and the General Partner of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P. and Morgan Stanley Charter Millburn L.P.:

  We have audited the accompanying statements of financial condition, including the schedules of investments, of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P. and Morgan Stanley Charter Millburn L.P. (collectively, the "Partnerships"), as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2003 for Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P. and Morgan Stanley Charter Millburn L.P., and for the year ended December 31, 2003 and the period from October 1, 2002 (commencement of operations) to December 31, 2002 for Morgan Stanley Charter Campbell L.P. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P. and Morgan Stanley Charter Millburn L.P. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 for Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P. and Morgan Stanley Charter Millburn L.P., and for the year ended December 31, 2003 and the period from October 1, 2002 (commencement of operations) to December 31, 2002 for Morgan Stanley Charter Campbell L.P. in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP/s/

New York, New York
March 2, 2004

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                            DECEMBER 31,
                                                       ----------------------
                                                          2003        2002
                                                       ----------- ----------
                                                           $           $
                                   ASSETS
Equity in futures interests trading accounts:
  Cash                                                  97,828,371 15,406,094
  Net unrealized gain on open contracts (MS&Co.)         5,068,363    500,205
  Net unrealized gain (loss) on open contracts (MSIL)      144,170     (3,518)
                                                       ----------- ----------
   Total net unrealized gain on open contracts           5,212,533    496,687
                                                       ----------- ----------
   Total Trading Equity                                103,040,904 15,902,781
Subscriptions receivable                                 9,775,917  3,827,157
Interest receivable (Morgan Stanley DW)                     70,846     13,716
                                                       ----------- ----------
   Total Assets                                        112,887,667 19,743,654
                                                       =========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                        825,951     20,297
Accrued brokerage fees (Morgan Stanley DW)                 508,438     85,912
Accrued management fees                                    215,577     35,002
Accrued incentive fee                                        9,503     --
                                                       ----------- ----------
   Total Liabilities                                     1,559,469    141,211
                                                       ----------- ----------
PARTNERS' CAPITAL
Limited Partners (9,879,493.243 and
 2,023,938.819 Units, respectively)                    110,098,161 19,384,720
General Partner (110,375.550 and
 22,732.308 Units, respectively)                         1,230,037    217,723
                                                       ----------- ----------
   Total Partners' Capital                             111,328,198 19,602,443
                                                       ----------- ----------
   Total Liabilities and Partners' Capital             112,887,667 19,743,654
                                                       =========== ==========
NET ASSET VALUE PER UNIT                                     11.14       9.58
                                                       =========== ==========

STATEMENTS OF OPERATIONS

                                                      FOR THE PERIOD FROM
                                                        OCTOBER 1, 2002
                                         FOR THE YEAR    (COMMENCEMENT
                                            ENDED      OF OPERATIONS) TO
                                         DECEMBER 31,    DECEMBER 31,
                                             2003            2002
                                         ------------ -------------------
                                              $                $
REVENUES
Trading profit (loss):
 Realized                                  8,138,778       (424,353)
 Net change in unrealized                  4,715,846        496,687
                                          ----------       --------
   Total Trading Results                  12,854,624         72,334
Interest income (Morgan Stanley DW)          522,737         35,475
                                          ----------       --------
   Total                                  13,377,361        107,809
                                          ----------       --------
EXPENSES
Brokerage fees (Morgan Stanley DW)         3,807,406        201,253
Management fees                            1,586,956         81,992
Incentive fees                               632,951          --
                                          ----------       --------
   Total                                   6,027,313        283,245
                                          ----------       --------
NET INCOME (LOSS)                          7,350,048       (175,436)
                                          ==========       ========

NET INCOME (LOSS) ALLOCATION:
Limited Partners                           7,267,734       (173,159)
General Partner                               82,314         (2,277)

NET INCOME (LOSS) PER UNIT:
Limited Partners                                1.56          (0.42)
General Partner                                 1.56          (0.42)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MSFCM L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                       DECEMBER 31,
                                                  ----------------------
                                                     2003        2002
                                                  ----------- ----------
                                                      $           $
                                 ASSETS
Equity in futures interests trading accounts:
  Cash                                            161,809,223 73,899,220

  Net unrealized gain (loss) on open contracts
   (MSIL)                                           3,771,371 (2,026,931)
  Net unrealized gain on open contracts (MS&Co.)    3,139,491  9,592,834
                                                  ----------- ----------
   Total net unrealized gain on open contracts      6,910,862  7,565,903
                                                  ----------- ----------
   Total Trading Equity                           168,720,085 81,465,123
Subscriptions receivable                            8,566,805  3,667,007
Interest receivable (Morgan Stanley DW)               122,459     78,484
                                                  ----------- ----------
   Total Assets                                   177,409,349 85,210,614
                                                  =========== ==========
                   LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                 2,825,203    276,125
Accrued brokerage fees (Morgan Stanley DW)            840,610    428,726
Accrued management fees (MSFCM)                       268,996    127,030
                                                  ----------- ----------
   Total Liabilities                                3,934,809    831,881
                                                  ----------- ----------
PARTNERS' CAPITAL
Limited Partners (8,284,969.696 and
 3,820,623.306 Units, respectively)               171,628,106 83,443,360
General Partner (89,132.554 and
 42,827.965 Units, respectively)                    1,846,434    935,373
                                                  ----------- ----------
   Total Partners' Capital                        173,474,540 84,378,733
                                                  ----------- ----------
   Total Liabilities and Partners' Capital        177,409,349 85,210,614
                                                  =========== ==========
NET ASSET VALUE PER UNIT                                20.72      21.84
                                                  =========== ==========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         ----------------------------------
                                             2003         2002        2001
                                         -----------   ----------  ----------
                                              $            $           $
REVENUES
Trading profit (loss):
 Realized                                 (3,248,330)  12,083,168   5,807,007
 Net change in unrealized                   (655,041)   8,667,368  (4,973,466)
 Proceeds from Litigation Settlement          --          292,406      --
                                         -----------   ----------  ----------
   Total Trading Results                  (3,903,371)  21,042,942     833,541
Interest income (Morgan Stanley DW)        1,305,055      937,878   1,431,775
                                         -----------   ----------  ----------
   Total                                  (2,598,316)  21,980,820   2,265,316
                                         -----------   ----------  ----------
EXPENSES
Brokerage fees (Morgan Stanley DW)         8,960,530    3,858,279   2,759,119
Management fees (MSFCM)                    2,752,466    1,132,395     788,319
Incentive fees (MSFCM)                     2,010,766    2,582,720     148,065
                                         -----------   ----------  ----------
   Total                                  13,723,762    7,573,394   3,695,503
                                         -----------   ----------  ----------
NET INCOME (LOSS)                        (16,322,078)  14,407,426  (1,430,187)
                                         ===========   ==========  ==========

NET INCOME (LOSS) ALLOCATION:
Limited Partners                         (16,143,139)  14,239,699  (1,410,776)
General Partner                             (178,939)     167,727     (19,411)

NET INCOME (LOSS) PER UNIT:
Limited Partners                               (1.12)        4.92       (0.58)
General Partner                                (1.12)        4.92       (0.58)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                       DECEMBER 31,
                                                 -----------------------
                                                    2003         2002
                                                 ----------- -----------
                                                     $            $
                                ASSETS
Equity in futures interests trading accounts:
  Cash                                           245,088,422 104,510,473
  Net unrealized gain on open contracts
   (MS&Co.)                                        9,532,167   9,176,225
  Net unrealized gain (loss) on open contracts
   (MSIL)                                          6,934,499  (1,963,300)
                                                 ----------- -----------
   Total net unrealized gain on open contracts    16,466,666   7,212,925
                                                 ----------- -----------
   Total Trading Equity                          261,555,088 111,723,398
Subscriptions receivable                          14,005,999   5,780,876
Interest receivable (Morgan Stanley DW)              196,094     113,169
                                                 ----------- -----------
   Total Assets                                  275,757,181 117,617,443
                                                 =========== ===========

                   LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                3,370,668     482,247
Accrued brokerage fees (Morgan Stanley DW)         1,270,243     570,067
Accrued management fees                              406,478     168,909
                                                 ----------- -----------
   Total Liabilities                               5,047,389   1,221,223
                                                 ----------- -----------
PARTNERS' CAPITAL
Limited Partners (12,239,934.203 and
 6,112,309.183 Units, respectively)              267,851,230 115,164,948
General Partner (130,627.064 and
 65,349.049 Units, respectively)                   2,858,562   1,231,272
                                                 ----------- -----------
   Total Partners' Capital                       270,709,792 116,396,220
                                                 ----------- -----------
   Total Liabilities and Partners' Capital       275,757,181 117,617,443
                                                 =========== ===========
NET ASSET VALUE PER UNIT                               21.88       18.84
                                                 =========== ===========

STATEMENTS OF OPERATIONS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------
                                            2003       2002       2001
                                         ---------- ---------- ----------
                                             $          $          $
REVENUES
Trading profit (loss):
 Realized                                36,375,835 26,923,850  9,678,296
 Net change in unrealized                 9,253,741  6,346,817 (2,549,392)
                                         ---------- ---------- ----------
   Total Trading Results                 45,629,576 33,270,667  7,128,904
Interest income (Morgan Stanley DW)       1,799,417  1,164,347  1,250,516
                                         ---------- ---------- ----------
   Total                                 47,428,993 34,435,014  8,379,420
                                         ---------- ---------- ----------
EXPENSES
Brokerage fees (Morgan Stanley DW)       11,874,342  4,751,864  2,476,549
Incentive fees                            4,657,891  3,660,660  1,936,526
Management fees                           3,651,522  1,395,472    707,585
                                         ---------- ---------- ----------
   Total                                 20,183,755  9,807,996  5,120,660
                                         ---------- ---------- ----------
NET INCOME                               27,245,238 24,627,018  3,258,760
                                         ========== ========== ==========
Net Income Allocation:
Limited Partners                         26,947,948 24,356,676  3,223,806
General Partner                             297,290    270,342     34,954
Net Income per Unit:
Limited Partners                               3.04       5.07       1.22
General Partner                                3.04       5.07       1.22

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MILLBURN L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                     ---------------------
                                                        2003        2002
                                                     ----------  ----------
                                                         $           $
                                   ASSETS
   Equity in futures interests trading accounts:
     Cash                                            59,756,846  40,616,156
     Net unrealized gain on open contracts (MS&Co.)   4,376,376   2,778,058
     Net unrealized loss on open contracts (MSIL)        --        (136,681)
                                                     ----------  ----------
      Total net unrealized gain on open contracts     4,376,376   2,641,377
                                                     ----------  ----------
      Total Trading Equity                           64,133,222  43,257,533
   Subscriptions receivable                           2,719,812   1,528,398
   Interest receivable (Morgan Stanley DW)               45,599      48,632
                                                     ----------  ----------
      Total Assets                                   66,898,633  44,834,563
                                                     ==========  ==========

                      LIABILITIES AND PARTNERS' CAPITAL
   LIABILITIES
   Redemptions payable                                1,601,321     266,141
   Accrued brokerage fees (Morgan Stanley DW)           319,177     222,620
   Accrued management fees                              102,137      65,961
                                                     ----------  ----------
      Total Liabilities                               2,022,635     554,722
                                                     ----------  ----------
   PARTNERS' CAPITAL
   Limited Partners (5,778,353.071 and
    3,916,281.429 Units, respectively)               64,188,800  43,800,015
   General Partner (61,862.368 and
    42,902.576 Units, respectively)                     687,198     479,826
                                                     ----------  ----------
      Total Partners' Capital                        64,875,998  44,279,841
                                                     ----------  ----------
      Total Liabilities and Partners' Capital        66,898,633  44,834,563
                                                     ==========  ==========
   NET ASSET VALUE PER UNIT                               11.11       11.18
                                                     ==========  ==========

STATEMENTS OF OPERATIONS

                                        FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------
                                           2003        2002        2001
                                        ----------   ---------  ----------
                                            $           $           $
    REVENUES
    Trading profit (loss):
      Realized                           1,603,313   8,189,036   1,548,568
      Net change in unrealized           1,734,999   1,206,647  (3,536,111)
                                        ----------   ---------  ----------
       Total Trading Results             3,338,312   9,395,683  (1,987,543)
    Interest income (Morgan Stanley DW)    629,921     603,947   1,143,337
                                        ----------   ---------  ----------
       Total                             3,968,233   9,999,630    (844,206)
                                        ----------   ---------  ----------
    EXPENSES
    Brokerage fees (Morgan Stanley DW)   3,658,103   2,355,852   2,168,012
    Management fees                      1,122,424     690,564     619,432
    Incentive fees                         476,219      99,341      --
                                        ----------   ---------  ----------
       Total                             5,256,746   3,145,757   2,787,444
                                        ----------   ---------  ----------
    NET INCOME (LOSS)                   (1,288,513)  6,853,873  (3,631,650)
                                        ==========   =========  ==========
    Net Income (Loss) Allocation:
    Limited Partners                    (1,275,885)  6,779,217  (3,592,200)
    General Partner                        (12,628)     74,656     (39,450)
    Net Income (Loss) Per Unit:
    Limited Partners                         (0.07)       1.95       (1.17)
    General Partner                          (0.07)       1.95       (1.17)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM OCTOBER 1, 2002 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 2002

                     UNITS OF
                    PARTNERSHIP     LIMITED     GENERAL
                     INTEREST       PARTNERS    PARTNER      TOTAL
                   -------------  -----------  ---------  -----------
                                       $           $           $
Partners' Capital,
Initial Offering     832,786.300    8,227,863    100,000    8,327,863
Offering of Units  1,216,003.471   11,350,313    120,000   11,470,313
Net loss                 --          (173,159)    (2,277)    (175,436)
Redemptions           (2,118.644)     (20,297)     --         (20,297)
                   -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2002  2,046,671.127   19,384,720    217,723   19,602,443
Offering of Units  8,470,100.382   89,106,873    930,000   90,036,873
Net income               --         7,267,734     82,314    7,350,048
Redemptions         (526,902.716)  (5,661,166)     --      (5,661,166)
                   -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2003  9,989,868.793  110,098,161  1,230,037  111,328,198
                   =============  ===========  =========  ===========

MORGAN STANLEY CHARTER MSFCM L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                     UNITS OF
                    PARTNERSHIP     LIMITED     GENERAL
                     INTEREST       PARTNERS    PARTNER      TOTAL
                   -------------  -----------  ---------  -----------
                                       $           $           $
Partners' Capital,
December 31, 2000  2,135,799.634   36,795,254    587,057   37,382,311
Offering of Units    619,493.785   10,799,873      --      10,799,873
Net loss                 --        (1,410,776)   (19,411)  (1,430,187)
Redemptions         (249,977.725)  (4,352,049)     --      (4,352,049)
                   -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2001  2,505,315.694   41,832,302    567,646   42,399,948
Offering of Units  1,650,078.947   33,075,899    200,000   33,275,899
Net income               --        14,239,699    167,727   14,407,426
Redemptions         (291,943.370)  (5,704,540)     --      (5,704,540)
                   -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2002  3,863,451.271   83,443,360    935,373   84,378,733
Offering of Units  5,067,317.039  116,565,731  1,090,000  117,655,731
Net loss                 --       (16,143,139)  (178,939) (16,322,078)
Redemptions         (556,666.060) (12,237,846)     --     (12,237,846)
                   -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2003  8,374,102.250  171,628,106  1,846,434  173,474,540
                   =============  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                      UNITS OF
                     PARTNERSHIP     LIMITED     GENERAL
                      INTEREST       PARTNERS    PARTNER     TOTAL
                   --------------  -----------  --------- -----------
                                        $           $          $
Partners' Capital,
December 31, 2000   2,291,643.790   28,446,182    324,976  28,771,158
Offering of Units   1,560,633.916   20,661,938    151,000  20,812,938
Net income               --          3,223,806     34,954   3,258,760
Redemptions          (371,731.370)  (4,902,088)    --      (4,902,088)
                   --------------  -----------  --------- -----------
Partners' Capital,
December 31, 2001   3,480,546.336   47,429,838    510,930  47,940,768
Offering of Units   3,256,032.080   52,245,849    450,000  52,695,849
Net income               --         24,356,676    270,342  24,627,018
Redemptions          (558,920.184)  (8,867,415)    --      (8,867,415)
                   --------------  -----------  --------- -----------
Partners' Capital,
December 31, 2002   6,177,658.232  115,164,948  1,231,272 116,396,220
Offering of Units   7,061,916.942  143,646,579  1,330,000 144,976,579
Net income               --         26,947,948    297,290  27,245,238
Redemptions          (869,013.907) (17,908,245)    --     (17,908,245)
                   --------------  -----------  --------- -----------
Partners' Capital,
December 31, 2003  12,370,561.267  267,851,230  2,858,562 270,709,792
                   ==============  ===========  ========= ===========

MORGAN STANLEY CHARTER MILLBURN L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                     UNITS OF
                    PARTNERSHIP    LIMITED    GENERAL
                     INTEREST      PARTNERS   PARTNER     TOTAL
                   -------------  ----------  -------  ----------
                                      $          $          $
Partners' Capital,
December 31, 2000  2,864,487.735  29,457,979  324,620  29,782,599
Offering of Units    905,670.879   9,005,536   50,000   9,055,536
Net loss                 --       (3,592,200) (39,450) (3,631,650)
Redemptions         (494,506.218) (4,987,884)    --    (4,987,884)
                   -------------  ----------  -------  ----------
Partners' Capital,
December 31, 2001  3,275,652.396  29,883,431  335,170  30,218,601
Offering of Units  1,249,986.726  12,765,966   70,000  12,835,966
Net income               --        6,779,217   74,656   6,853,873
Redemptions         (566,455.117) (5,628,599)    --    (5,628,599)
                   -------------  ----------  -------  ----------
Partners' Capital,
December 31, 2002  3,959,184.005  43,800,015  479,826  44,279,841
Offering of Units  2,596,025.144  29,901,428  220,000  30,121,428
Net loss                 --       (1,275,885) (12,628) (1,288,513)
Redemptions         (714,993.710) (8,236,758)    --    (8,236,758)
                   -------------  ----------  -------  ----------
Partners' Capital,
December 31, 2003  5,840,215.439  64,188,800  687,198  64,875,998
                   =============  ==========  =======  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF CASH FLOWS

                                                     FOR THE PERIOD
                                                  FROM OCTOBER 1, 2002
                                     FOR THE YEAR   (COMMENCEMENT OF
                                        ENDED        OPERATIONS) TO
                                     DECEMBER 31,     DECEMBER 31,
                                         2003             2002
                                     ------------ --------------------
                                          $                $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                      7,350,048         (175,436)
Noncash item included in net
 income (loss):
  Net change in unrealized            (4,715,846)        (496,687)
Increase in operating assets:
  Interest receivable (Morgan
   Stanley DW)                           (57,130)         (13,716)
Increase in operating liabilities:
  Accrued brokerage fees (Morgan
   Stanley DW)                           422,526           85,912
  Accrued management fees                180,575           35,002
  Accrued incentive fee                    9,503           --
                                      ----------       ----------
Net cash provided by (used for)
 operating activities                  3,189,676         (564,925)
                                      ----------       ----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Initial offering                          --            8,327,863
Offering of Units                     90,036,873       11,470,313
Increase in subscriptions receivable  (5,948,760)      (3,827,157)
Increase in redemptions payable          805,654           20,297
Redemptions of Units                  (5,661,166)         (20,297)
                                      ----------       ----------
Net cash provided by
 financing activities                 79,232,601       15,971,019
                                      ----------       ----------

Net increase in cash                  82,422,277       15,406,094
Balance at beginning of period        15,406,094           --
                                      ----------       ----------
Balance at end of period              97,828,371       15,406,094
                                      ==========       ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MSFCM L.P.

STATEMENTS OF CASH FLOWS

                                       FOR THE YEARS ENDED DECEMBER 31,
                                     -----------------------------------
                                         2003        2002        2001
                                     -----------  ----------  ----------
                                          $           $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                    (16,322,078) 14,407,426  (1,430,187)
Noncash item included in net
 income (loss):
  Net change in unrealized               655,041  (8,667,368)  4,973,466
(Increase) decrease in operating
 assets:
  Interest receivable (Morgan
   Stanley DW)                           (43,975)    (11,667)    116,097
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees (Morgan
   Stanley DW)                           411,884     175,910      68,395
  Accrued management fees
   (MSFCM)                               141,966      54,797      19,541
  Accrued incentive fees (MSFCM)          --          --        (205,168)
                                     -----------  ----------  ----------
Net cash provided by (used for)
 operating activities                (15,157,162)  5,959,098   3,542,144
                                     -----------  ----------  ----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Offering of Units                    117,655,731  33,275,899  10,799,873
Increase in subscriptions receivable  (4,899,798) (2,391,248) (1,082,400)
Increase (decrease) in redemptions
 payable                               2,549,078    (513,072)   (141,583)
Redemptions of Units                 (12,237,846) (5,704,540) (4,352,049)
                                     -----------  ----------  ----------
Net cash provided by financing
 activities                          103,067,165  24,667,039   5,223,841
                                     -----------  ----------  ----------

Net increase in cash                  87,910,003  30,626,137   8,765,985
Balance at beginning of period        73,899,220  43,273,083  34,507,098
                                     -----------  ----------  ----------
Balance at end of period             161,809,223  73,899,220  43,273,083
                                     ===========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF CASH FLOWS

                                     FOR THE YEARS ENDED DECEMBER 31,
                                   ------------------------------------
                                       2003         2002        2001
                                   -----------  -----------  ----------
                                        $            $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income                          27,245,238   24,627,018   3,258,760
Noncash item included in net
 income:
  Net change in unrealized          (9,253,741)  (6,346,817)  2,549,392
(Increase) decrease in operating
 assets:
Interest receivable
 (Morgan Stanley DW)                   (82,925)     (43,615)     72,477
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees
   (Morgan Stanley DW)                 700,176      305,114     115,492
  Accrued management fees              237,569       93,209      32,997
  Accrued incentive fees                --           --        (860,827)
                                   -----------  -----------  ----------
Net cash provided by operating
 activities                         18,846,317   18,634,909   5,168,291
                                   -----------  -----------  ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
Offering of Units                  144,976,579   52,695,849  20,812,938
Increase in subscriptions
 receivable                         (8,225,123)  (3,352,875) (2,175,483)
Increase (decrease) in redemptions
 payable                             2,888,421      152,501    (226,515)
Redemptions of Units               (17,908,245)  (8,867,415) (4,902,088)
                                   -----------  -----------  ----------
Net cash provided by financing
 activities                        121,731,632   40,628,060  13,508,852
                                   -----------  -----------  ----------
Net increase in cash               140,577,949   59,262,969  18,677,143
Balance at beginning of period     104,510,473   45,247,504  26,570,361
                                   -----------  -----------  ----------
Balance at end of period           245,088,422  104,510,473  45,247,504
                                   ===========  ===========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MILLBURN L.P.

STATEMENTS OF CASH FLOWS

                                      FOR THE YEARS ENDED DECEMBER 31,
                                     ----------------------------------
                                        2003        2002        2001
                                     ----------  ----------  ----------
                                         $           $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                    (1,288,513)  6,853,873  (3,631,650)
Noncash item included in net
 income (loss):
  Net change in unrealized           (1,734,999) (1,206,647)  3,536,111
(Increase) decrease in operating
 assets:
  Interest receivable (Morgan
   Stanley DW)                            3,033      (2,156)     95,074
Increase in operating liabilities:
  Accrued brokerage fees (Morgan
   Stanley DW)                           96,557      53,304      19,109
  Accrued management fees                36,176      17,585       5,460
                                     ----------  ----------  ----------
Net cash provided by (used for)
 operating activities                (2,887,746)  5,715,959      24,104
                                     ----------  ----------  ----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Offering of Units                    30,121,428  12,835,966   9,055,536
Increase in subscriptions receivable (1,191,414)   (716,397)   (409,676)
Increase (decrease) in redemptions
 payable                              1,335,180       1,428    (354,584)
Redemptions of Units                 (8,236,758) (5,628,599) (4,987,884)
                                     ----------  ----------  ----------
Net cash provided by financing
 activities                          22,028,436   6,492,398   3,303,392
                                     ----------  ----------  ----------

Net increase in cash                 19,140,690  12,208,357   3,327,496
Balance at beginning of period       40,616,156  28,407,799  25,080,303
                                     ----------  ----------  ----------
Balance at end of period             59,756,846  40,616,156  28,407,799
                                     ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2003 AND 2002

                                                   LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                       GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                     --------------- ------------- ---------------- -------------
2003 PARTNERSHIP NET ASSETS: $111,328,198                 $              %              $               %
Foreign currency                                      5,860,684         5.26*       (2,551,537)       (2.29)
Interest rate                                           (45,925)       (0.04)          (99,252)       (0.09)
Equity                                                1,447,121         1.30            --              --
Commodity                                               597,104         0.54            --              --
                                                      ---------        -----        ----------        -----
 Grand Total:                                         7,858,984         7.06        (2,650,789)       (2.38)
                                                      =========        =====        ==========        =====
 Unrealized Currency Gain

 Total Net Unrealized Gain per Statement of
   Financial Condition

2002 PARTNERSHIP NET ASSETS: $19,602,443
Foreign currency                                      1,050,080         5.35*         (806,523)       (4.11)
Interest rate                                           212,714         1.09            --              --
Commodity                                                19,382         0.10            --              --
Equity                                                   (8,180)       (0.04)           31,175         0.16
                                                      ---------        -----        ----------        -----
 Grand Total:                                         1,273,996         6.50          (775,348)       (3.95)
                                                      =========        =====        ==========        =====
 Unrealized Currency Loss

 Total Net Unrealized Gain per Statement of
   Financial Condition


FUTURES AND FORWARD CONTRACTS:                     NET UNREALIZED GAIN/(LOSS) # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                     -------------------------- -------------------------------
2003 PARTNERSHIP NET ASSETS: $111,328,198                      $
Foreign currency                                           3,309,147                    585,500,000
Interest rate                                               (145,177)                         3,248
Equity                                                     1,447,121                            716
Commodity                                                    597,104                            437
                                                           ---------
 Grand Total:                                              5,208,195

 Unrealized Currency Gain                                      4,338
                                                           ---------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                     5,212,533
                                                           =========
2002 PARTNERSHIP NET ASSETS: $19,602,443
Foreign currency                                             243,557                    706,700,000
Interest rate                                                212,714                            332
Commodity                                                     19,382                            172
Equity                                                        22,995                             37
                                                           ---------
 Grand Total:                                                498,648

 Unrealized Currency Loss                                     (1,961)
                                                           ---------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                       496,687
                                                           =========

* No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MSFCM L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2003 AND 2002

                                                   LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                       GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                     --------------- ------------- ---------------- -------------
2003 PARTNERSHIP NET ASSETS: $173,474,540                 $              %              $               %
Foreign currency                                      1,100,599         0.63           --              --
Commodity                                             5,451,831         3.14           --              --
Interest rate                                          (661,987)       (0.38)          --              --
Equity                                                1,176,725         0.68           --              --
                                                     ----------        -----        ---------       --------
 Grand Total:                                         7,067,168         4.07           --              --
                                                     ==========        =====        =========       ========
 Unrealized Currency Loss

 Total Net Unrealized Gain per Statement of
   Financial Condition


2002 PARTNERSHIP NET ASSETS: $84,378,733
Foreign currency                                      7,543,280         8.94*          --              --
Interest rate                                         2,252,650         2.67           --              --
Commodity                                            (2,010,612)       (2.38)          --              --
                                                     ----------        -----        ---------       --------
 Grand Total:                                         7,785,318         9.23           --              --
                                                     ==========        =====        =========       ========
 Unrealized Currency Loss

 Total Net Unrealized Gain per Statement of
   Financial Condition


FUTURES AND FORWARD CONTRACTS:                     NET UNREALIZED GAIN/(LOSS) # OF CONTRACTS/ NOTIONAL AMOUNTS
------------------------------                     -------------------------- --------------------------------
2003 PARTNERSHIP NET ASSETS: $173,474,540                      $
Foreign currency                                            1,100,599                  16,319,922,256
Commodity                                                   5,451,831                           2,890
Interest rate                                                (661,987)                            616
Equity                                                      1,176,725                             121
                                                           ----------
 Grand Total:                                               7,067,168

 Unrealized Currency Loss                                    (156,306)
                                                           ----------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                      6,910,862
                                                           ==========

2002 PARTNERSHIP NET ASSETS: $84,378,733
Foreign currency                                            7,543,280                   4,785,991,256
Interest rate                                               2,252,650                           2,072
Commodity                                                  (2,010,612)                          1,640
                                                           ----------
 Grand Total:                                               7,785,318

 Unrealized Currency Loss                                    (219,415)
                                                           ----------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                      7,565,903
                                                           ==========

* No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2003 AND 2002

                                                   LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                       GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                     --------------- ------------- ---------------- -------------
2003 PARTNERSHIP NET ASSETS: $270,709,792                 $              %              $               %
Foreign currency                                      4,816,855         1.78        (1,285,220)       (0.47)
Equity                                                7,631,514         2.82          (262,587)       (0.10)
Commodity                                             6,241,497         2.31            (5,968)       (0.01)
Interest rate                                          (290,120)       (0.11)           --              --
                                                     ----------        -----        ----------        -----
 Grand Total:                                        18,399,746         6.80        (1,553,775)       (0.58)
                                                     ==========        =====        ==========        =====
 Unrealized Currency Loss

 Total Net Unrealized Gain per Statement of
   Financial Condition


2002 PARTNERSHIP NET ASSETS: $116,396,220
Foreign currency                                      4,830,579         4.15           514,624         0.44
Interest rate                                         2,471,036         2.12           (55,922)       (0.06)
Commodity                                              (936,619)       (0.80)          497,138         0.43
Equity                                                   --              --            452,280         0.39
                                                     ----------        -----        ----------        -----
 Grand Total:                                         6,364,996         5.47         1,408,120         1.20
                                                     ==========        =====        ==========        =====
 Unrealized Currency Loss

 Total Net Unrealized Gain per Statement of
   Financial Condition


FUTURES AND FORWARD CONTRACTS:                     NET UNREALIZED GAIN/(LOSS) # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                     -------------------------- -------------------------------
2003 PARTNERSHIP NET ASSETS: $270,709,792                      $
Foreign currency                                            3,531,635                     41,972,233
Equity                                                      7,368,927                          3,957
Commodity                                                   6,235,529                          3,409
Interest rate                                                (290,120)                         1,991
                                                           ----------
 Grand Total:                                              16,845,971

 Unrealized Currency Loss                                    (379,305)
                                                           ----------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                     16,466,666
                                                           ==========

2002 PARTNERSHIP NET ASSETS: $116,396,220
Foreign currency                                            5,345,203                  7,282,618,804
Interest rate                                               2,415,114                          5,116
Commodity                                                    (439,481)                         3,065
Equity                                                        452,280                            455
                                                           ----------
 Grand Total:                                               7,773,116

 Unrealized Currency Loss                                    (560,191)
                                                           ----------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                      7,212,925
                                                           ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MILLBURN L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2003 AND 2002

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2003 PARTNERSHIP NET ASSETS: $64,875,998                                 $              %              $               %
Foreign currency                                                     3,458,602        5.33*        (1,122,986)       (1.73)
Interest rate                                                           20,495        0.03            (16,194)       (0.02)
Commodity                                                               88,962        0.14               (438)         --
Equity                                                                 301,184        0.46             --              --
                                                                     ---------        ----         ----------        -----
  Grand Total:                                                       3,869,243        5.96         (1,139,618)       (1.75)
                                                                     =========        ====         ==========        =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2002 PARTNERSHIP NET ASSETS: $44,279,841
Foreign currency                                                       319,174        0.72             (8,396)       (0.02)
Interest rate                                                        1,322,639        2.99             --              --
Commodity                                                              584,409        1.32             45,431         0.10
Equity                                                                  --             --             127,413         0.29
                                                                     ---------        ----         ----------        -----
  Grand Total:                                                       2,226,222        5.03            164,448         0.37
                                                                     =========        ====         ==========        =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


FUTURES AND FORWARD CONTRACTS:                                    NET UNREALIZED GAIN # OF CONTRACTS/ NOTIONAL AMOUNTS
------------------------------                                    ------------------- --------------------------------
2003 PARTNERSHIP NET ASSETS: $64,875,998                                   $
Foreign currency                                                       2,335,616               47,887,540,000
Interest rate                                                              4,301                        1,913
Commodity                                                                 88,524                          736
Equity                                                                   301,184                          340
                                                                       ---------
  Grand Total:                                                         2,729,625

  Unrealized Currency Gain                                             1,646,751
                                                                       ---------
  Total Net Unrealized Gain per Statement of Financial Condition       4,376,376
                                                                       =========

2002 PARTNERSHIP NET ASSETS: $44,279,841
Foreign currency                                                         310,778               17,304,330,000
Interest rate                                                          1,322,639                        1,616
Commodity                                                                629,840                          779
Equity                                                                   127,413                          140
                                                                       ---------
  Grand Total:                                                         2,390,670

  Unrealized Currency Gain                                               250,707
                                                                       ---------
  Total Net Unrealized Gain per Statement of Financial Condition       2,641,377
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

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Morgan Stanley Charter Campbell L.P. ("Charter Campbell"), Morgan Stanley Charter MSFCM L.P. ("Charter MSFCM"), Morgan Stanley Charter Graham L.P. ("Charter Graham") and Morgan Stanley Charter Millburn L.P. ("Charter Millburn") (individually, a "Partnership", or collectively, the "Partnerships") are limited partnerships organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, "futures interests").
  The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading advisor for Charter MSFCM is Morgan Stanley Futures
& Currency Management Inc. ("MSFCM"). Demeter, Morgan Stanley DW, MS&Co., MSIL and MSFCM are wholly-owned subsidiaries of Morgan Stanley.
  Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.
  Effective July 29, 2002, Charter Campbell was added to the Charter Series and began trading on October 1, 2002.
  Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based on their proportional ownership interests.

USE OF ESTIMATES. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

REVENUE RECOGNITION. Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next on the statements of operations. Monthly, Morgan Stanley DW credits each Partnership with interest income on 100% of its average daily funds held at Morgan Stanley DW. In addition, Morgan Stanley DW credits each Partnership with 100% of the interest income Morgan Stanley DW receives from MS&Co. and MSIL with respect to such Partnership's assets deposited as margin. The interest rates used are equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. For purposes of such interest payments, Net Assets do not include monies owed to the Partnerships on forward contracts and other futures interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AICPA Executive Committee") issued Statement of Position 01-1 ("SOP 01-1") "Amendment to the Scope of Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships, to Include Commodity Pools". SOP 01-1 required commodity pools to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately, beginning in fiscal years ending after December 15, 2001.

In December 2003, the AICPA Executive Committee issued Statement of Position 03-4 ("SOP 03-4") "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships:

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

An Amendment to the Audit and Accounting Guide Audits Of Investment Companies and AICPA Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships". SOP 03-4 requires commodity pools to disclose on the Schedule of Investments the number of contracts, the contracts' expiration dates and the cumulative unrealized gains/(losses) on open futures contracts, when the cumulative unrealized gains/(losses) on an open futures contract exceeds 5% of Net Assets, taking long and short positions into account separately. SOP 03-4 also requires ratios for expenses and net income/(losses) based on average net assets to be disclosed in Financial Highlights. SOP 03-4 is effective for fiscal years ending after December 15, 2003.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnerships' asset "Equity in futures interests trading accounts", reflected on the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value; and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.
  The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and MSIL acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' statements of financial condition.
  The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of their master netting agreements with MS&Co., the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

BROKERAGE AND RELATED TRANSACTION FEES AND COSTS. Each Partnership pays a flat-rate monthly brokerage fee of 1/12 of 6.25% of the Partnership's Net

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

Assets as of the first day of each month (a 6.25% annual rate). Such fees currently cover all brokerage commissions, transaction fees and costs and ordinary administrative and offering expenses.
  Prior to August 1, 2003, each Partnership paid a flat-rate monthly brokerage fee of 1/12 of 6.75% of the Partnership's Net Assets as of the first day of each month (a 6.75% annual rate).
  Prior to May 1, 2002, each Partnership paid a flat-rate monthly brokerage fee of 1/12 of 7% of the Partnership's Net Assets as of the first day of each month (a 7% annual rate).

OPERATING EXPENSES. Each Partnership incurs monthly management fees and may incur incentive fees. All common administrative and continuing offering expenses including legal, auditing, accounting, filing fees and other related expenses are borne by Morgan Stanley DW through the brokerage fees paid by the Partnerships.
INCOME TAXES. No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's revenues and expenses for income tax purposes.

DISTRIBUTIONS. Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

CONTINUING OFFERING. Units of each Partnership are offered at a price equal to 100% of the Net Asset Value per Unit at monthly closings held as of the last day of each month. No selling commissions or charges related to the continuing offering of Units are paid by the limited partners or the Partnerships. Morgan Stanley DW pays all such costs.

REDEMPTIONS. Limited partners may redeem some or all of their Units as of the last day of the sixth month following the closing at which a person first becomes a limited partner. Redemptions may only be made in whole Units, with a minimum of 100 Units required

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

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

LITIGATION SETTLEMENT. On February 27, 2002, Charter MSFCM received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator and received payment of this settlement award in the amount of $292,406 as of August 30, 2002.

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
Each Partnership pays brokerage fees to Morgan Stanley DW as described in Note
1. Each Partnership's cash is on deposit with Morgan Stanley DW, MS&Co. and
MSIL in futures interests trading accounts to meet

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.

  Demeter, on behalf of Charter MSFCM and itself, entered into a management agreement with MSFCM to make all trading decisions for the Partnership. Charter MSFCM pays management and incentive fees (if any) to MSFCM.

--------------------------------------------------------------------------------
3. TRADING ADVISORS
Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership at December 31, 2003 were as follows:

Morgan Stanley Charter Campbell L.P.
  Campbell & Company, Inc.

Morgan Stanley Charter MSFCM L.P.
  Morgan Stanley Futures & Currency Management Inc.

Morgan Stanley Charter Graham L.P.
  Graham Capital Management, L.P.

Morgan Stanley Charter Millburn L.P.
  Millburn Ridgefield Corporation

Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. Charter MSFCM, Charter Graham and Charter Millburn each pay its trading advisor a flat-rate monthly fee equal to 1/12 of 2% (a 2% annual rate) of the Partnership's Net Assets under management by each trading advisor as of the first day of each month.
  Charter Campbell pays its trading advisor a flat-rate monthly fee equal to 1/12 of 2.65% (a 2.65% annual rate) of the Partnership's Net Assets under management as of the first day of each month. Prior to August 1, 2003, Charter Campbell paid a flat-rate monthly fee equal to 1/12 of 2.75% (a 2.75% annual rate) of the Partnership's Net Assets under management as of the first day of each month.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


INCENTIVE FEE. Each Partnership's incentive fee is equal to 20% of trading profits, paid on a quarterly basis for Charter MSFCM, and paid on a monthly basis for Charter Campbell, Charter Graham and Charter Millburn.
  Trading profits represent the amount by which profits from futures, forwards and options trading exceed losses after brokerage and management fees are deducted. When a trading advisor experiences losses with respect to Net Assets as of the end of a calendar month, or calendar quarter with respect to Charter MSFCM, the trading advisor must recover such losses before that trading advisor is eligible for an incentive fee in the future.

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnerships trade futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
  The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.
  The Partnerships' contracts are accounted for on a trade-date basis and marked to market on a daily basis. Each Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and
Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1) One or more underlying notional amounts or payment provisions;

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;

3) Terms require or permit net settlement.

  Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.
  The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

CHARTER CAMPBELL

         NET UNREALIZED GAINS
           ON OPEN CONTRACTS       LONGEST MATURITIES
     ----------------------------- -------------------
                 OFF-                          OFF-
     EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
---- --------- --------- --------- --------- ---------
         $         $         $
2003 1,903,386 3,309,147 5,212,533 Sep. 2004 Mar. 2004
2002   253,129   243,558   496,687 Sep. 2003 Mar. 2003

CHARTER MSFCM

         NET UNREALIZED GAINS
           ON OPEN CONTRACTS       LONGEST MATURITIES
     ----------------------------- -------------------
                 OFF-                          OFF-
     EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
---- --------- --------- --------- --------- ---------
         $         $         $
2003 5,810,267 1,100,595 6,910,862 Mar. 2004 Mar. 2004
2002    22,623 7,543,280 7,565,903 Sep. 2004 Apr. 2003

CHARTER GRAHAM

                      NET UNREALIZED GAINS/
                   (LOSSES) ON OPEN CONTRACTS    LONGEST MATURITIES
                 ------------------------------- -------------------
                              OFF-                           OFF-
                 EXCHANGE-  EXCHANGE-            EXCHANGE- EXCHANGE-
            YEAR  TRADED     TRADED     TOTAL     TRADED    TRADED
            ---- ---------- --------- ---------- --------- ---------
                     $          $         $
            2003 17,018,386 (551,720) 16,466,666 Jun. 2005 Mar. 2004
            2002  7,053,639  159,286   7,212,925 Jun. 2004 Mar. 2003

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


CHARTER MILLBURN

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2003 2,040,760 2,335,616 4,376,376 Jun. 2004 Mar. 2004
             2002 2,330,599   310,778 2,641,377 Mar. 2003 Mar. 2003

  The Partnerships have credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnerships are involved is limited to the amounts reflected in the Partnerships' statements of financial condition.
  The Partnerships also have credit risk because Morgan Stanley DW, MS&Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL, each as a futures commission merchant for each Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $99,731,757 and $15,659,223 for Charter Campbell, $167,619,490 and $73,921,843 for Charter MSFCM, $262,106,808 and $111,564,112 for Charter Graham and $61,797,606 and
$42,946,755 for Charter Millburn at December 31, 2003 and 2002, respectively. With respect to each Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS&Co. and Morgan Stanley DW will make daily settlements of losses as needed.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

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

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

CHARTER CAMPBELL

                                    PER UNIT:
                                    ---------
NET ASSET VALUE, JANUARY 1, 2003:    $ 9.58
                                     ------
NET OPERATING RESULTS:
   Realized Profit                     1.69
   Unrealized Profit                   0.79
   Interest Income                     0.09
   Expenses                           (1.01)
                                     ------
   Net Income                          1.56
                                     ------
NET ASSET VALUE, DECEMBER 31, 2003:  $11.14
                                     ======

   Expense Ratio                       9.0%
   Net Income Ratio                   11.0%

TOTAL RETURN 2003                     16.3%

INCEPTION-TO-DATE RETURN              11.4%

COMPOUND ANNUALIZED RETURN             9.0%

CHARTER MSFCM

                                    PER UNIT:
                                    ---------
NET ASSET VALUE, JANUARY 1, 2003:   $  21.84
                                    --------
NET OPERATING RESULTS:
   Realized Profit                      1.01
   Unrealized Loss                     (0.11)
   Interest Income                      0.21
   Expenses                            (2.23)
                                    --------
   Net Loss                            (1.12)
                                    --------
NET ASSET VALUE, DECEMBER 31, 2003: $  20.72
                                    ========

   Expense Ratio                        9.5%
   Net Loss Ratio                    (11.3)%

TOTAL RETURN 2003                     (5.1)%

INCEPTION-TO-DATE RETURN              107.2%

COMPOUND ANNUALIZED RETURN              7.7%

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(concluded)


CHARTER GRAHAM

                                    PER UNIT:
                                    ---------
NET ASSET VALUE, JANUARY 1, 2003:    $ 18.84
                                     -------
NET OPERATING RESULTS:
   Realized Profit                      4.03
   Unrealized Profit                    1.00
   Interest Income                      0.19
   Expenses                            (2.18)
                                     -------
   Net Income                           3.04
                                     -------
NET ASSET VALUE, DECEMBER 31, 2003:  $ 21.88
                                     =======

   Expense Ratio                       10.3%
   Net Income Ratio                    13.9%

TOTAL RETURN 2003                      16.1%

INCEPTION-TO-DATE RETURN              118.8%

COMPOUND ANNUALIZED RETURN             17.6%

CHARTER MILLBURN

                                    PER UNIT:
                                    ---------
NET ASSET VALUE, JANUARY 1, 2003:    $ 11.18
                                     -------
NET OPERATING RESULTS:
   Realized Profit                      0.52
   Unrealized Profit                    0.35
   Interest Income                      0.13
   Expenses                            (1.07)
                                     -------
   Net Loss                            (0.07)
                                     -------
NET ASSET VALUE, DECEMBER 31, 2003:  $ 11.11
                                     =======
   Expense Ratio                        9.1%
   Net Loss Ratio                     (2.2)%

TOTAL RETURN 2003                     (0.6)%

INCEPTION-TO-DATE RETURN               11.1%

COMPOUND ANNUALIZED RETURN              2.2%

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