Form 10-Q
period 2004-06-30
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2004-08-12
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2004



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2004
 		(Unaudited) and December 31, 2003..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2004 and 2003 (Unaudited).........................3

		Statements of Operations for the Six Months
		Ended June 30, 2004 and 2003 (Unaudited)...................4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2004 and 2003 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2004 and 2003 (Unaudited).........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................23-35

Item 4.	Controls and Procedures................................36



PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds...........37-38

Item 5.	Other Information...................................38-40

Item 6.	Exhibits and Reports on Form 8-K....................41-43


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	December 31,
	      2004       	      2003
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	349,507,113	245,088,422

	Net unrealized gain (loss) on open contracts (MSIL)	(1,397,699)	  6,934,499
   	Net unrealized gain (loss) on open contracts (MS&Co.)	   (6,687,736)	   9,532,167

	     Total net unrealized gain (loss) on open contracts	    (8,085,435)	   16,466,666

	     Total Trading Equity	341,421,678	261,555,088

Subscriptions receivable	19,215,283	14,005,999
Interest receivable (Morgan Stanley DW)	       283,353	        196,094

	     Total Assets	  360,920,314	  275,757,181

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Accrued brokerage fees (Morgan Stanley DW)	1,857,285	1,270,243
Redemptions payable	1,471,530	3,370,668
Accrued management fees	         594,331	       406,478

	     Total Liabilities	      3,923,146	    5,047,389

Partners' Capital

Limited Partners (18,104,808.783 and
      12,239,934.203 Units, respectively)	353,070,327	267,851,230
General Partner (201,361.316 and
      130,627.064 Units, respectively)	        3,926,841	     2,858,562

         Total Partners' Capital	    356,997,168	 270,709,792

         Total Liabilities and Partners' Capital	     360,920,314	 275,757,181

NET ASSET VALUE PER UNIT	                19.50	            21.88

	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	For the Quarters Ended June 30,

	    2004    	    2003
	$	$
REVENUES
	Trading profit (loss):
	Realized	(33,779,499)	12,500,507
	Net change in unrealized	   (27,858,070)	    (6,959,089)

	Total Trading Results 	(61,637,569)	5,541,418

	Interest income (Morgan Stanley DW)	        772,620	       468,216

	Total	   (60,864,949)	    6,009,634


EXPENSES
	Brokerage fees (Morgan Stanley DW)	5,569,874	2,871,122
	Management fees	    1,782,360	      850,703

	Total 	     7,352,234	   3,721,825


NET INCOME (LOSS)	   (68,217,183)	   2,287,809


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(67,465,988)	2,269,348
	General Partner	(751,195)	18,461


NET INCOME (LOSS) PER UNIT

	Limited Partners	(4.27)	0.38
	General Partner	(4.27)	0.38



	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	For the Six Months Ended June 30,

	    2004    	    2003
	$	$
REVENUES
	Trading profit (loss):
	Realized	(1,832,515)	35,058,203
	Net change in unrealized	   (24,552,101)	   (16,226,169)

	Total Trading Results 	(26,384,616)	18,832,034

	Interest income (Morgan Stanley DW)	      1,453,357	         880,787

	Total	   (24,931,259)	     19,712,821


EXPENSES
	Brokerage fees (Morgan Stanley DW)	10,261,024	5,177,919
	Incentive fees	5,135,381	4,657,891
	Management fees	    3,283,527	   1,534,198

	Total 	   18,679,932	  11,370,008


NET INCOME (LOSS)	     (43,611,191)	     8,342,813


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(43,129,470)	8,261,456
	General Partner	(481,721)	81,357


NET INCOME (LOSS) PER UNIT

	Limited Partners	(2.38)	1.58
	General Partner	(2.38)	1.58



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2004 and 2003
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest     	Partners	  Partner  	Total
		$	$	$

Partners' Capital,
   December 31, 2002	6,177,658.232	115,164,948	1,231,272	116,396,220

Offering of Units	3,536,468.033          72,976,598		800,000	73,776,598

Net Income                                                                  -	  	8,261,456	81,357	8,342,813

Redemptions	  (337,034.186)	   (7,022,531)	         -     	  (7,022,531)

Partners' Capital,
   June 30, 2003	  9,377,092.079	 189,380,471	  2,112,629	 191,493,100





Partners' Capital,
	December 31, 2003	12,370,561.267	267,851,230	2,858,562	270,709,792

Offering of Units	6,341,192.110	137,095,802	1,550,000	138,645,802

Net Loss                                                                  -	  	(43,129,470)	(481,721)	(43,611,191)

Redemptions	  (405,583.278)	   (8,747,235)	         -     	  (8,747,235)

Partners' Capital,
   June 30, 2004	 18,306,170.099	 353,070,327	  3,926,841	 356,997,168








The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	For the Six Months Ended June 30,

	  2004   	    2003
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	(43,611,191)	8,342,813
Noncash item included in net income (loss):
	Net change in unrealized	24,552,101	16,226,169

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(87,259)	(46,670)

Increase in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	587,042	498,901
	Accrued management fees	       187,853	      147,822

Net cash provided by (used for) operating activities	  (18,371,454)	 25,169,035


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	138,645,802	73,776,598
Increase in subscriptions receivable	(5,209,284)	(10,354,334)
Increase (decrease) in redemptions payable	(1,899,138)	613,875
Redemptions of Units 	   (8,747,235)	 (7,022,531)

Net cash provided by financing activities	   122,790,145	  57,013,608

Net increase in cash	104,418,691	82,182,643

Balance at beginning of period	    245,088,422	 104,510,473

Balance at end of period	                                                                349,507,113	  186,693,116






	The accompanying notes are an integral part
</table>	of these financial statements.


       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

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

1.  Organization
Morgan Stanley Charter Graham L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Millburn L.P., and Morgan Stanley Charter MSFCM L.P.

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

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW pays interest received from MS & Co. and MSIL with respect to such Partnership's assets deposited as margin. The Partnership pays brokerage fees to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and
       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:
	         Net Unrealized Gains (Losses)
	       on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	 Traded  	   Traded    	Total	  Traded  	   Traded
	$	$	$

Jun. 30, 2004	(8,126,385)	 40,950	(8,085,435)	Dec. 2005	Sep. 2004
Dec. 31, 2003	17,018,386	(551,720)	16,466,666	Jun. 2005	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options


       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $341,380,728 and $262,106,808 at June 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange- required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the
       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit/loss" for open (unrealized) contracts, and recorded as "Realized trading profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.
       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2004
The Partnership recorded losses net of interest income totaling $60,864,949 and expenses totaling $7,352,234, resulting in a net loss of $68,217,183 for the quarter ended June 30, 2004. The Partnership's net asset value per Unit decreased from $23.77 at March 31, 2004 to $19.50 at June 30, 2004.

The most significant trading losses of approximately 9.5% were generated in the global interest rate futures markets primarily during April from long U.S. and European interest rate futures positions as prices tumbled following the release of stronger than expected U.S. jobs data. Additional losses were incurred during June from short positions in these markets as prices reversed higher on weaker than expected U.S. economic reports and the likelihood that the U.S. Federal Reserve would move slowly in raising interest rates. In the currency markets, losses of approximately 3.6% were experienced from positions in the Japanese yen versus the U.S. dollar and the euro. These losses were experienced throughout the quarter from both long and short positions in the Japanese yen relative to both currencies as the value of the yen experienced significant short-term price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates. Elsewhere in the currency markets, losses were recorded from short positions in the Canadian dollar against the U.S. dollar and the euro during June as the Canadian dollar rose on expectations that the Bank of Canada would follow the U.S. Federal Reserve in raising interest rates. Further losses of approximately 2.9% were generated in the global stock indices. During April and early May, long positions in Pacific Rim equity index futures resulted in losses as global equity prices declined in response to geopolitical factors relating to Iraq, expanding energy prices and concerns of higher interest rates. In the metals markets, losses of approximately 0.8% were experienced from short positions in nickel futures during May as base metals prices strengthened due to a weak U.S. dollar, fears of potential terrorist attacks, and news of strong demand continuing from Asia. Smaller losses in the metals markets were recorded during April from long futures positions in gold as precious metals prices weakened due to strength in the U.S. dollar.

The Partnership recorded losses net of interest income totaling $24,931,259 and expenses totaling $18,679,932, resulting in a net loss of $43,611,191 for the six months ended June 30, 2004. The
       Partnership's net asset value per Unit decreased from
$21.88 at December 31, 2003 to $19.50 at June 30, 2004.

The most significant trading losses of approximately 5.9% were experienced in the currency markets from positions in the Japanese yen versus the U.S. dollar and the euro. These losses were experienced throughout the year from both long and short positions in the Japanese yen relative to both currencies as the value of the yen experienced significant short-term price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates. During June, losses were recorded from short positions in the Canadian dollar against the U.S. dollar as the Canadian dollar rose on expectations that the Bank of Canada would follow the U.S. Federal Reserve in raising interest rates. Additional losses were incurred from positions in the euro and South African rand relative to the U.S. dollar as these currencies moved without consistent direction throughout a majority of the year. Additional losses of approximately 2.2% were generated in the global interest rate futures markets primarily during April from long U.S. and European interest rate futures positions as prices tumbled following the release of stronger than expected U.S. jobs data. Additional losses were incurred during June from short
       positions in these markets as prices reversed higher on weaker than expected U.S. economic reports and the likelihood that the U.S. Federal Reserve would move slowly in raising interest rates. Within the global stock index futures markets, losses of approximately 1.3% were generated during April and early May, from long positions in Pacific Rim equity index futures as prices declined in response to geopolitical factors relating to Iraq, expanding energy prices and concerns of higher interest rates. Additional losses were incurred during March from long positions in European and Pacific Rim stock indices as prices dropped due to terror attacks in Madrid, worse than expected German industrial production and weak business confidence data. A portion of the Partnership's overall losses was offset by gains of approximately 2.1% in the energy markets during February, April and May from long positions in crude oil futures as prices trended higher amid fears of potential terrorist attacks against Saudi Arabian oil facilities and disruptions in Iraqi oil production, falling inventory levels, and uncertainty regarding production levels from OPEC.
Additional gains of approximately 1.0% were experienced during the first quarter from long futures positions in copper as industrial metals prices trended higher in response to greater demand from Asia driven by a declining U.S. dollar. Smaller gains of approximately 0.7% were recorded in the agricultural markets from long futures positions in corn as growing U.S. exports and strong demand pushed prices higher during the first
       quarter.  Additional gains were experienced in June from short positions in cotton futures as prices decreased amid technically-based selling, increased supply and light demand.

For the Quarter and Six Months Ended June 30, 2003
The Partnership recorded revenues including interest income totaling $6,009,634 and expenses totaling $3,721,825, resulting in net income of $2,287,809 for the quarter ended June 30, 2003. The Partnership's net asset value per Unit increased from $20.04 at March 31, 2003 to $20.42 at June 30, 2003.

The most significant trading gains of approximately 6.5% were recorded in the currency markets, primarily during April and May, from long positions in the euro versus the Japanese yen as the value of the euro continued to trend higher following the decision by the European Central Bank to leave interest rates unchanged. Additional gains were provided from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency strengthened amid significant interest rate differentials between the two countries. Gains of approximately 5.4% were recorded in the global interest rate markets during May from long positions in U.S. and European interest rate futures as prices trended higher amid speculation of an interest rate cut by the Federal Reserve and lingering doubts concerning a global economic recovery. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 2.3% in the
       global stock index markets from short positions in European stock index futures as global equity prices rallied during April in response to positive earnings announcements and the conclusion of the war in Iraq. In the agricultural markets, losses of approximately 2.2% resulted from short positions in wheat and corn futures during May as prices moved higher early in the month amid concerns of weather related crop damage in the U.S. midwest. Smaller losses of approximately 1.7% were recorded in the metals markets, primarily during June, from long positions in nickel futures as prices declined amid easing supply concerns.

The Partnership recorded revenues including interest income totaling $19,712,821 and expenses totaling $11,370,008, resulting in net income of $8,342,813 for the six months ended June 30, 2003. The Partnership's net asset value per Unit increased from $18.84 at December 31, 2002 to $20.42 at June 30, 2003.

The most significant trading gains of approximately 11.5% were experienced in the currency markets from long positions in the euro versus the Japanese yen as the value of the euro continued to trend higher following the decision by the European Central Bank to leave interest rates unchanged. Gains were also recorded from long positions in the Canadian dollar, Australian dollar and South African rand versus the U.S. dollar amid rising gold prices early in the year, as well as interest rate differentials between
       the respective countries and the U.S.  Additional gains of approximately 7.5% were established in the global interest rate markets from long positions in U.S. and European interest rate futures during February, as prices moved higher amid investor demand for fixed income investments due to uncertainty in global equity markets. Gains were also recorded in this sector during June as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Additional gains of approximately 4.7% were recorded in the energy markets from long positions in natural gas futures as prices trended higher during January and February in response to prolonged frigid temperatures in the northeastern and midwestern United States. Elsewhere in the energy markets, gains resulted from long positions in crude oil futures as prices rallied during the first two months of the year amid the looming threat of military action against Iraq and an overall decline in inventories. A portion of the Partnership's overall gains was offset by losses of approximately 2.8% in the metals markets from long positions in copper, nickel, and aluminum futures as prices fell during March amid muted industrial demand. Additional losses of approximately 2.0% in the global stock index markets resulted from short positions in European stock index futures as global equity prices rallied during April in response to positive earnings announcements and the conclusion of the war in Iraq.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin. Gains/losses on off-exchange-traded forward currency contracts are settled at the termination of the contract or more frequently, as agreed upon with each counterparty.

       The Partnership's total market risk may increase or
decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-
       looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily
       market data (1,000 observations) and revalues its
portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.
This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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



       The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2004 and 2003. At June 30, 2004 and 2003, the Partnership's total capitalization was approximately $357 million and $191 million, respectively.

Primary Market	June 30, 2004	June 30, 2003
Risk Category	 Value at Risk 	 Value at Risk

Interest Rate	(1.58)%	(2.74)%
Currency	(0.68)	(1.07)
Equity	(0.62)	(2.50)
Commodity 	(0.34)	(1.12)
Aggregate Value at Risk	(1.92)%	(3.88)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004.


Primary Market Risk Category	High	Low	Average
Interest Rate	(2.88)%	(0.33)%	(1.34)%

Currency	(2.06)	(0.23)	(1.23)

Equity	(3.12)	(0.62)	(1.75)

Commodity	(1.44)	(0.34)	(0.92)

Aggregate Value at Risk	(3.61)%	(1.92)%	(2.98)%



Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the
Partnership is typically many times the applicable margin
requirements.  Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other
investments.  The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a
       short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future
positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2004 and 2003, and for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004. VaR is not necessarily representative of the Partnership's
       historic risk, nor should it be used to predict the
Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.
Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 87% as of June 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
       The following qualitative disclosures regarding the
Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

<apge> Interest Rate.  The primary market exposure of the
Partnership at June 30, 2004 was to the global interest rate sector. Exposure was primarily spread across the U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at June 30, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships
       between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2004, the Partnership's major exposures were to the euro, Australian dollar, Canadian dollar, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

Equity. The third largest market exposure of the Partnership at June 30, 2004 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2004, the Partnership's primary exposures were to the CAC 40 (France), DAX (Germany), NASDAQ (U.S.), TOPIX (Japan), and IBEX 35 (Spain) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals.  At June 30, 2004, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton and wheat markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At June 30, 2004, the Partnership's energy exposure was primarily to futures contracts in crude oil and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at June 30, 2004 was to fluctuations in the price of base metals, such as copper and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading
Advisor, from time to time, takes positions when market
       opportunities develop, and Demeter anticipates that
the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure The following was the only non-trading risk exposure of the Partnership at June 30, 2004:
Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2004 were in euros, Japanese yen, Hong Kong dollars, and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.   CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

 (b)	There have been no significant changes during the
period covered by this quarterly report in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




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

Through June 30, 2004, 20,835,515.340 Units were sold, leaving
29,164,484.660 Units unsold. The aggregate price of the Units sold through June 30, 2004 was $380,732,999.

Since no expenses are chargeable against the proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management.    Effective June 21, 2004, the following changes have
been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey D. Hahn resigned the position of Chief Financial
Officer and Director of Demeter.

Mr. Todd Taylor, age 41, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager in St. Louis in 1997. Three years later, in 2000, Mr. Taylor was
       appointed to a newly created position, Director of
Individual Investor Group ("IIG") Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Currently a member of the firm's E-Learning Council, Mr. Taylor is also a current member of the Securities Industry/Regulatory Council on Continuing Education. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 34, will become a Director of Demeter once he has registered with the National Futures Association ("NFA") as a principal, which registration is currently pending. Mr. Seugling is an Executive Director at Morgan Stanley and currently serves as Director of Client Solutions for US Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. His registration with the NFA as a principal is currently pending. He currently serves as an Executive Director and Controller of Client Solutions at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc. and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

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



                     Morgan Stanley Charter Graham L.P.
                     (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

August 16, 2004      By: /s/ Kevin Perry
                             Kevin Perry
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.






















- 6 -