Form 10-Q
period 2004-09-30
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2004-11-12
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-25603

	MORGAN STANLEY CHARTER GRAHAM L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-4018068
(State or other jurisdiction of		   	 (I.R.S. Employer
incorporation or organization)			      Identification No.)

Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY							     	   10017
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code  (212) 905-2700

825 Third Avenue, 9th Floor, New York, NY 10022



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

	September 30, 2004



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2004
 		(Unaudited) and December 31, 2003..........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2004 and 2003 (Unaudited)..............3

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)..4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2004 and 2003 (Unaudited)....................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-24

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................25-38

Item 4.	Controls and Procedures................................38



PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds..............39

Item 5.	Other Information......................................40

Item 6.	Exhibits and Reports on Form 8-K....................40-42


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
	      2004       	      2003
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	347,406,370	245,088,422

	Net unrealized gain on open contracts (MS&Co.)	21,815,085	  9,532,167
   	Net unrealized gain on open contracts (MSIL)	      674,637	   6,934,499

	     Total net unrealized gain on open contracts	  22,489,722	   16,466,666

	     Total Trading Equity	369,896,092	261,555,088

Subscriptions receivable	11,297,637	14,005,999
Interest receivable (Morgan Stanley DW)	       407,594	        196,094

	     Total Assets	 381,601,323	  275,757,181

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	2,864,704	3,370,668
Accrued brokerage fees (Morgan Stanley DW)	1,869,666	1,270,243
Accrued management fees	      598,293	       406,478

	     Total Liabilities	    5,332,663	    5,047,389

Partners' Capital

Limited Partners (19,706,408.397 and
      12,239,934.203 Units, respectively)	372,219,332	267,851,230
General Partner (214,383.562 and
      130,627.064 Units, respectively)	     4,049,328	     2,858,562

         Total Partners' Capital	  376,268,660	 270,709,792

         Total Liabilities and Partners' Capital	  381,601,323	 275,757,181

NET ASSET VALUE PER UNIT	            18.89	            21.88

	The accompanying notes are an integral part of these financial statements.

       <table>
MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



   For the Three Months                            	For the Nine Months
  	   Ended September 30,	                       Ended September 30,

                                                                        	   2004   	   2003  	   2004   	     2003
                                                                                  $	            $			$		$
REVENUES
	Trading profit (loss):
		Realized	(35,027,435) 	(17,327,578)	(36,859,950)		17,730,625
		Net change in unrealized	  30,575,157	   (1,142,709) 	    6,023,056		   (17,368,878)

		   Total Trading Results 	 (4,452,278)		 (18,470,287)	(30,836,894)		361,747

	Interest income (Morgan Stanley DW)	   1,052,214	        427,628	   2,505,571		   1,308,415

		   Total  	   (3,400,064)	   (18,042,659)	   (28,331,323)		    1,670,162

EXPENSES
	Brokerage fees (Morgan Stanley DW)	5,539,378	3,205,774	15,800,402		8,383,693
	Management fees	     1,772,602	     1,000,315	    5,056,129		    2,534,513
	Incentive fees	           -        	               -     	   5,135,381		     4,657,891

		   Total 	     7,311,980	     4,206,089	   25,991,912		   15,576,097


NET LOSS 	  (10,712,044)	   (22,248,748)	(54,323,235)		 (13,905,935)


NET LOSS ALLOCATION

	Limited Partners	(10,594,531)		 (22,013,700)	(53,724,001)		(13,752,244)
	General Partner 	(117,513)	(235,048)	(599,234)		(153,691)


NET LOSS PER UNIT

	Limited Partners	(0.61)	  (2.18)                      (2.99)		(0.60)
	General Partner	(0.61)	  (2.18)                      (2.99)		(0.60)





	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2004 and 2003
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest     	Partners	  Partner  	Total
		$	$	$

Partners' Capital,
   December 31, 2002	6,177,658.232	115,164,948	1,231,272	116,396,220

Offering of Units	5,213,896.954        105,349,371		1,110,000	106,459,371

Net Loss                                                                  -	  	(13,752,244)	(153,691)	(13,905,935)

Redemptions	   (529,836.032)	   (10,786,705)	         -     	  (10,786,705)

Partners' Capital,
   September 30, 2003	 10,861,719.154	 195,975,370	  2,187,581	 198,162,951





Partners' Capital,
	December 31, 2003	12,370,561.267	267,851,230	2,858,562	270,709,792

Offering of Units	8,349,315.535        174,166,365		1,790,000	175,956,365

Net Loss                                                                  -	  	(53,724,001)	(599,234)	(54,323,235)

Redemptions	   (799,084.843)	   (16,074,262)	         -     	  (16,074,262)

Partners' Capital,
   September 30, 2004	 19,920,791.959	 372,219,332	  4,049,328	 376,268,660









The accompanying notes are an integral part of these financial statements.

<table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	For the Nine Months Ended September 30,

	  2004   	    2003
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	 	(54,323,235)	(13,905,935)
Noncash item included in net loss:
	Net change in unrealized	(6,023,056)	17,368,878

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(211,500)	(32,306)

Increase in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	599,423	529,492
	Accrued management fees	       191,815	      182,950

Net cash provided by (used for) operating activities	   (59,766,553)	   4,143,079


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	175,956,365	106,459,371
(Increase) decrease in subscriptions receivable	2,708,362	(6,162,942)
Increase (decrease) in redemptions payable	(505,964)	907,684
Redemptions of Units 	   (16,074,262)	 (10,786,705)

Net cash provided by financing activities	   162,084,501	  90,417,408

Net increase in cash	102,317,948	94,560,487

Balance at beginning of period	   245,088,422	 104,510,473

Balance at end of period	                                                         347,406,370      	 199,070,960




	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

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


Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. Graham Capital Management, L.P. (the "Trading Advisor") is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays the Partnership interest income at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW pays interest received from MS & Co. and MSIL with respect to such Partnership's assets deposited as margin. The Partnership pays brokerage fees to Morgan Stanley DW.

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

The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:
	         Net Unrealized Gains (Losses)
	       on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	 Traded  	   Traded    	Total	  Traded  	   Traded
	$	$	$

Sep. 30, 2004	22,489,722	-   	22,489,722	Mar. 2006	-
Dec. 31, 2003	17,018,386	(551,720)	16,466,666	Jun. 2005	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.


       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $369,896,092 and $262,106,808 at September 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which
       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not
       possible to estimate the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than
       in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.
       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded losses net of interest income totaling $3,400,064 and expenses totaling $7,311,980, resulting in a net loss of $10,712,044 for the three months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $19.50 at June 30, 2004 to $18.89 at September 30, 2004.

The most significant trading losses of approximately 4.4% were experienced in the global stock index futures markets as equity prices moved without consistent direction throughout the quarter. During July, losses were incurred from long positions in European and U.S. equity index futures as prices reversed lower early in the month due to the release of disappointing U.S. employment data, surging energy prices, and government warnings concerning potential terrorist attacks. Further losses were recorded from newly established short positions late in the month as U.S. equity prices reversed higher due to a better-than-expected consumer confidence report and the release of strong earnings in Great Britain, France, and Germany. Within August, these short positions resulted in further losses as prices moved higher during the second half of the month due to energy prices falling
       from all-time highs and better-than-expected U.S. economic data concerning GDP and consumer sentiment. Finally, during September, losses were incurred from newly established long positions in European equity index futures as rising energy prices, conflicting economic data, and weak corporate earnings data pulled prices lower. Additional losses resulted from short positions in Nasdaq-100 Index futures in the first half of the month as prices drifted higher after better-than-expected earnings. Additional losses of approximately 2.5% were incurred in the currency markets during July and September from positions in the Australian dollar versus the euro and the Japanese yen as the value of the Australian dollar moved without consistent direction due to volatility in gold prices, geopolitical concerns regarding terror warnings in the Pacific Rim, and the decision by the Reserve Bank of Australia to raise interest rates. Elsewhere in the currency markets, losses were recorded during August from long positions in the South African rand relative to the U.S. dollar as the value of the rand reversed lower due to a reduction in interest rates by the Reserve Bank of South Africa. Finally, losses were experienced during July and August from long positions in the British pound against the U.S. dollar as the value of the pound moved lower against most of its rivals. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 2.5% recorded in the energy markets, primarily during July and September, from long positions in crude oil as prices strengthened due to continuing fears about
       potential terrorist attacks against the production and refining facilities in Saudi Arabia and Iraq, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria. Additional gains of approximately 1.9% were recorded in the global interest rate futures markets, primarily during August and September, from long positions in European interest rate futures as prices trended higher, boosted by a surge in oil prices, uncertainty in the global equity markets, and testimony by U.S. Federal Reserve Chairman Alan Greenspan depicting a somewhat less optimistic view about the immediate future of the U.S. economy. Smaller gains of approximately 1.0% were experienced in the agricultural markets during July and September from short positions in corn and wheat futures as prices weakened due to ideal weather conditions in the growing region of the U.S. midwest, reports of increased inventories by the U.S. Department of Agriculture, and weak export demand.


The Partnership recorded losses net of interest income totaling $28,331,323 and expenses totaling $25,991,912, resulting in a net loss of $54,323,235 for the nine months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $21.88 at December 31, 2003 to $18.89 at September 30, 2004.

       The most significant trading losses of approximately 8.3%
were experienced in the currency markets from positions in the Japanese yen versus the U.S. dollar and the euro, primarily in the first and second quarters. Losses were incurred from both long and short positions in the Japanese yen as the value of the yen experienced short-term price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and speculation regarding the direction of U.S. and Japanese interest rates. Elsewhere in the currency markets, losses were incurred from positions in the euro, South African rand, and British pound relative to the U.S. dollar as these currencies moved without consistent direction throughout a majority of the year. In the third quarter, however, volatility in the Australian dollar was responsible for losses in the euro/Australian dollar crossrate position as the value of the Australian dollar experienced significant "whipsawing" due to volatility in gold prices, geopolitical concerns regarding terror warnings in the Pacific Rim, and the decision by the Reserve Bank of Australia to raise interest rates. Finally, losses were incurred primarily during July from long positions in the Swiss franc against the U.S. dollar as the value of the franc reversed lower. Additional losses of approximately 5.6% were generated in the global stock index futures markets, during March, May, July, August, and September, from positions in European and U.S. equity
       index futures as prices moved without consistent direction due to conflicting economic data, volatility in energy prices, and significant geopolitical concerns. A portion of the Partnership's overall losses for the first nine months of the year was offset by gains of approximately 4.6% in the energy markets. During February, April, May, July, and September, long positions in crude oil profited as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria. Additional gains of approximately 1.8% were experienced in the agricultural markets during January, March, and June from long positions in corn futures as prices increased on news of strong demand from Asia. Further gains were experienced during July and August from short positions in corn futures as prices weakened due to ideal weather conditions in the growing regions of the U.S. midwest, reports of increased inventories by the U.S. Department of Agriculture, and
weaker export demand.   Elsewhere in the agricultural complex,
gains were recorded from short positions in cotton futures, primarily during March, April, June, and July, as prices trended lower amid rising supplies and news of a consistent decline in demand from China. Smaller gains of approximately 1.1% were generated in the metals markets, primarily during the first quarter, from long futures positions in copper and aluminum as
       industrial metals prices trended higher in response to greater demand from Asia driven by a declining U.S. dollar.


For the Three and Nine Months Ended September 30, 2003
The Partnership recorded losses net of interest income totaling $18,042,659 and expenses totaling $4,206,089, resulting in a net loss of $22,248,748 for the three months ended September 30, 2003. The Partnership's net asset value per Unit decreased from $20.42 at June 30, 2003 to $18.24 at September 30, 2003.

The most significant trading losses of approximately 10.5% were recorded in the global interest rate markets throughout the quarter from positions in U.S. and European interest rate futures as prices first declined during July amid rising interest rates and a rally in global equity prices and then reversed higher during August and September as renewed fears for an unsustainable economic recovery resurfaced. Additional losses of approximately 4.0% in the currency markets resulted from short positions in the euro versus the Canadian dollar and the Japanese yen during September, as the euro's value moved higher amid the possibility of lower interest rates in Canada and the threat of currency market intervention by the Japanese Ministry of Finance. Smaller losses of approximately 1.0% were incurred primarily during September in the energy markets from positions in crude oil futures as prices first trailed lower and then reversed higher after OPEC announced that it would move to reduce output by
       limiting production in an effort to stem declining oil prices. A portion of the Partnership's overall losses was offset by gains of approximately 7.3% recorded in the global stock index markets during July and August from long positions in Asian stock index futures as prices trended higher in response to heavy investor demand triggered by record low Japanese government bond yields, robust Japanese economic data, and rising prices in the U.S. equity markets.

The Partnership recorded revenues including interest income totaling $1,670,162 and expenses totaling $15,576,097, resulting in a net loss of $13,905,935 for the nine months ended September 30, 2003. The Partnership's net asset value per Unit decreased from $18.84 at December 31, 2002 to $18.24 at September 30, 2003.

The most significant trading losses of approximately 3.8% were experienced in the global interest rate markets primarily during the third quarter from positions in U.S. and European interest rate futures as prices first declined during July amid rising interest rates and a rally in global equities and then reversed higher during August and September as renewed fears for an unsustainable economic recovery resurfaced. Losses of approximately 2.5% in the metals markets were incurred from long positions in aluminum, copper, and zinc as prices fell during March, June, and August amid muted industrial demand, easing
       supply concerns, and heavy technically-based selling.
Additional losses of approximately 1.6% in the agricultural markets resulted from short positions in wheat and corn futures during early May as prices moved higher amid concerns over weather related crop damage in the U.S. midwest. A portion of the Partnership's overall losses for the first nine months of the year was offset by gains of approximately 7.0% in the currency markets resulting from long positions in the Canadian dollar, South African rand, and Australian dollar versus the U.S. dollar, as the value of these currencies increased amid rising gold prices early in the year, as well as interest rate differentials between the respective countries and the U.S. During May, long positions in the euro versus the British pound provided further gains as the value of the euro trended higher following the decision by the European Central Bank to leave interest rates unchanged. Additional gains of approximately 5.2% were established in the global stock index markets during July and August from long positions in Asian stock index futures as prices trended higher in response to heavy investor demand triggered by record low Japanese government bond yields, robust Japanese economic data, and strength in the U.S. equity markets. Long positions in U.S. stock index futures provided smaller gains during July as prices were buoyed by a rise in investor sentiment regarding a U.S. economic recovery. Gains of approximately 3.7% in the energy markets were experienced from long positions in natural gas futures as prices trended higher during January and February due to prolonged frigid temperatures in the northeastern and midwestern United States. Additional gains resulted from long positions in crude oil futures as prices rallied during the first two months of the year amid the looming threat of military action against Iraq and then shot even higher in August after signs of a global economic recovery spurred increased demand.


















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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished
       by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date under the "Partnership's Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.
       Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices,
       interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

       VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2004 and 2003. At September 30, 2004 and 2003, the Partnership's total capitalization was approximately $376 million and $198 million, respectively.

Primary Market	September 30, 2004	September 30, 2003
Risk Category	 Value at Risk 	 Value at Risk

Interest Rate	(5.72)%	(0.33)%
Currency	(0.81)	(1.94)
Equity	(0.58)	(2.12)
Commodity 	(1.10)	(1.44)
Aggregate Value at Risk	(5.80)%	(3.61)%

       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004.

Primary Market Risk Category	High	Low	Average
Interest Rate	(5.72)%	(0.56)%	(2.68)%

Currency	(2.06)	(0.23)	(0.95)

Equity	(3.12)	(0.58)	(1.37)

Commodity	(1.14)	(0.34)	(0.83)

Aggregate Value at Risk	(5.80)%	(1.92)%	(3.53)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology's limitations, which include, but may not be limited to the following:
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

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership's potential "risk of ruin".

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2004 and 2003, and for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 79% as of September 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of
       new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at September 30, 2004 was to the global interest rate sector. Exposure was primarily spread across the U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and
       Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.
Currency. The second largest market exposure of the Partnership at September 30, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2004, the Partnership's major exposures were to the euro, Australian dollar, Canadian dollar, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership's currency trades will change significantly in the future.

Equity. The third largest market exposure of the Partnership at September 30, 2004 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2004, the Partnership's primary exposures were to the CAC 40 (France) and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. At September 30, 2004, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.  The Partnership's metals exposure at September 30,
2004 was to fluctuations in the price of base metals, such
       as aluminum and copper.  Economic forces, supply and
demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.
Soft Commodities and Agriculturals. At September 30, 2004, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the wheat and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2004 were in euros, Japanese yen, and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
       The Partnership and the Trading Advisor, separately,
attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

 (b)	There have been no significant changes during the
period covered by this quarterly report in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




       PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
Registration Statement on Form S-1  Units Registered
   File Number

Initial Registration	3,000,000.000		November 6, 1998	333-60115
Additional Registration	6,000,000.000		March 27, 2000	333-91563
Additional Registration	2,000,000.000		July 29, 2002	333-85076
Additional Registration	9,000,000.000		February 26, 2003	333-103166
Additional Registration	  30,000,000.000		April 28, 2004	333-113876
Total Units Registered          50,000,000.000

Units sold through 9/30/04	      22,830,616.519
Units unsold through 9/30/04	    27,169,383.481

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2004 was $417,803,562.

Since no expenses are chargeable against the proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.


       Item 5.  OTHER INFORMATION
Management.    The following changes have been made to the Board
of Directors and Officers of Demeter:

Mr. Kevin Perry, Chief Financial Officer of Demeter, was confirmed as a principal of Demeter by the National Futures Association on September 3, 2004.

Mr. William D. Seugling, Director of Demeter, was confirmed as a principal of Demeter by the National Futures Association on October 11, 2004.

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



                     Morgan Stanley Charter Graham L.P.
                     (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

November 15, 2004    By: /s/ Kevin Perry
                             Kevin Perry
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.























- 6 -













1419: