Form 10-Q
period 2005-03-31
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2005-05-12
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

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

	March 31, 2005



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2005
 		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Quarters
		Ended March 31, 2005 and 2004 (Unaudited) .................3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2005 and 2004 (Unaudited) ........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2005 and 2004 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................21-34

Item 4.	Controls and Procedures.............................34-35



PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds....................................... 36

Item 5.	Other Information......................................37

Item 6.	Exhibits............................................37-39


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	December 31,
	      2005       	      2004
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	452,190,640	469,228,886

   	Net unrealized gain (loss) on open contracts (MSIL)	     5,320,965	   (132,550)
	Net unrealized gain (loss) on open contracts (MS&Co.)	    (14,403,176)	       372,464

	     Total net unrealized gain (loss) gain on open contracts	     (9,082,211)	       239,914

	     Total Trading Equity	443,108,429	469,468,800

Subscriptions receivable	14,796,364	15,265,122
Interest receivable (Morgan Stanley DW)	      1,019,215	        778,963

	     Total Assets	   458,924,008	  485,512,885

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	5,489,333	5,991,320
Accrued brokerage fees (Morgan Stanley DW)	2,342,162	2,336,127
Accrued management fees	      749,493	       747,560

	     Total Liabilities	    8,580,988	    9,075,007

Partners? Capital

Limited Partners (23,064,132.162 and
      21,265,535.495 Units, respectively)	445,386,645	471,290,914
General Partner (256,663.501 and
      232,240.705 Units, respectively)	      4,956,375	     5,146,964

         Total Partners? Capital	   450,343,020	 476,437,878

         Total Liabilities and Partners? Capital	   458,924,008	 485,512,885


NET ASSET VALUE PER UNIT	             19.31	            22.16

	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

  	   	     For the Quarters Ended March 31,


                                                                         		        2005    	       2004
                                                                               	                     $		          $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   2,556,515			       680,737

EXPENSES
	Brokerage fees (Morgan Stanley DW)		7,134,378	 4,691,150
	Management fees	      	    2,283,001	  1,501,167
	Incentive fee		          ?         	     5,135,381

		Total Expenses		  9,417,379	   11,327,698

NET INVESTMENT LOSS	  (6,860,864)	  (10,646,961)

TRADING RESULTS
Trading profit (loss):
	Realized			(45,838,272) 	31,946,984
	Net change in unrealized		   (9,322,125)	      3,305,969

		Total Trading Results		   (55,160,397)	    35,252,953

NET INCOME (LOSS) 	      (62,021,261)	        24,605,992


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                                (61,350,672)  	24,336,518
	General Partner                                                 	                     (670,589)             	  269,474

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                		               (2.85)	  1.89
	General Partner                                                		     (2.85)          	  1.89








	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2005 and 2004
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest     	Partners	  Partner  	Total
		$	$	  $

Partners? Capital,
   December 31, 2003	12,370,561.267	267,851,230	2,858,562	270,709,792

Offering of Units	3,034,334.565          69,929,228	   860,000	70,789,228

Net Income                                                           ? 	  	24,336,518	 269,474	24,605,992

Redemptions	   (164,185.675)	   (3,823,114)	         ?     	  (3,823,114)

Partners? Capital,
   March 31, 2004	 15,240,710.157	 358,293,862	  3,988,036	 362,281,898





Partners? Capital,
	December 31, 2004	21,497,776.200	471,290,914	5,146,964	476,437,878

Offering of Units	2,377,457.482         46,293,339	   480,000	46,773,339

Net Loss                                                               ?	    	(61,350,672)	 (670,589)	(62,021,261)

Redemptions	   (554,438.019)	   (10,846,936)	         ?     	  (10,846,936)

Partners? Capital,
   March 31, 2005	 23,320,795.663	 445,386,645	  4,956,375	 450,343,020









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	For the Quarters Ended March 31,

	  2005   	    2004
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(62,021,261)	24,605,992
Noncash item included in net income (loss):
	Net change in unrealized	9,322,125	(3,305,969)

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(240,252)	(71,702)

Increase in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	6,035	487,037
	Accrued management fees	            1,933	      155,851

Net cash provided by (used for) operating activities	   (52,931,420)	  21,871,209


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	47,242,097	56,335,929
Cash paid from redemptions of Units 	    (11,348,923)	   (5,872,889)

Net cash provided by financing activities	     35,893,174	  50,463,040

Net increase (decrease) in cash	(17,038,246)	72,334,249

Balance at beginning of period	   469,228,886	 245,088,422

Balance at end of period	                                                         452,190,640	 317,422,671






	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2005
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Graham L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 100% of its average daily funds held at Morgan Stanley DW at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW pays interest received from MS & Co. and MSIL with respect to such Partnership?s assets deposited as margin. The Partnership pays brokerage fees to Morgan Stanley DW.

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133,
       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

?Accounting for Derivative Instruments and Hedging Activities?
(?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:








       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	         Net Unrealized Gains/(Losses)
	       on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	 Traded  	   Traded    	Total	  Traded  	   Traded
	$	$	$

Mar. 31, 2005	(4,618,336)	(4,463,875)	(9,082,211)	Sep. 2006	Jun. 2005
Dec. 31, 2004	 7,966,178	   (7,726,264)	 239,914	Jun. 2006	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $447,572,304 and $477,195,064 at March 31, 2005 and December 31, 2004,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not
       possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2005 and 2004 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.
       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(52,603,882) and expenses totaling $9,417,379, resulting in a net loss of $62,021,261 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $22.16 at December 31, 2004 to $19.31 at March 31, 2005.

The most significant trading losses of approximately 6.8% were recorded in the currency markets, primarily during January, from long positions in the euro relative to the Japanese yen, U.S. dollar, and Canadian dollar as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were experienced from short U.S. dollar positions against the South African rand and Swiss franc as the value of the U.S. dollar reversed sharply higher on data released by the U.S. Treasury Department which showed November's investment inflows to the U.S.
       were ample to cover that month?s record trade deficit.
Speculation that U.S. interest rates were likely to continue to rise and fears that the re-evaluation of the Chinese yuan was farther away than expected also boosted the U.S. dollar. Additional losses of approximately 2.9% were recorded in the global interest rate futures markets during February from long positions in long-term European and U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. Losses continued in March from long positions in long-term U.S. interest rate futures as prices moved lower early in the month leading up to the U.S. Federal Reserve?s decision to increase interest rates. Additional losses were incurred from newly established short positions in long-term U.S. interest rates as prices reversed higher at the end of the month on strength in the U.S. dollar and in oil prices. Smaller losses were experienced during March from short positions in British interest rate futures as prices moved higher amid weak economic data out of the United Kingdom. Within the global stock index futures markets, losses of approximately 2.0% were recorded in January from long positions in U.S. equity index futures as prices finished the month lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy and the potential for corporate profit growth to slow down. Further losses were experienced during March from long positions in U.S.
       equity index futures after prices moved lower early in the month amid concerns about the growing U.S. trade deficit, a weaker U.S. dollar, inflation fears, and a surge in crude oil prices. Smaller losses of approximately 0.6 % were recorded in the agricultural markets during February from short positions in soybean meal as prices reversed higher on news of extremely cold weather in the growing regions of the United States and rumors of a reduction in world output during 2005. Additional losses in the agricultural markets were experienced during February from long positions in lean hogs futures as prices weakened on news of a reduction in demand. Elsewhere in the agricultural complex, losses were incurred during March from long positions in sugar and wheat futures as prices reversed lower on technically-based selling. Smaller losses of approximately 0.4% were recorded in the energy markets, primarily during January, from short positions in unleaded gasoline, gas oil, and crude oil futures as prices moved higher amid speculation that OPEC would move to cut production later in the month and forecasts for cold winter weather in the Northeastern U.S. Further loses resulted from short positions in natural gas as prices increased in tandem with the petroleum complex. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.6% in the metals markets during February from long positions in copper and zinc as prices moved higher due to the weaker U.S.
dollar and news of strong demand from China.   Long positions in
copper futures experienced additional gains during March as
       prices continued to trend higher on news of consistent demand from the developing economies of Asia.

For the Quarter Ended March 31, 2004
The Partnership recorded total trading results including interest income totaling $35,933,690 and expenses totaling $11,327,698, resulting in net income of $24,605,992 for the quarter ended March 31, 2004. The Partnership?s net asset value per Unit increased from $21.88 at December 31, 2003 to $23.77 at March 31, 2004.

The most significant trading gains of approximately 8.1% were generated in the global interest rate markets from long positions in European and U.S. interest rate futures during February and March. During February, global bond prices rallied after central banks, such as the European Central Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. During March, prices trended higher due to uncertainty in the global equity markets, disappointing U.S. economic data and safe haven buying following the terrorist attack in Madrid. Additional gains of approximately 2.0% were experienced in the energy markets, primarily during February, from long futures positions in crude oil as low market supply, falling inventory levels and production cut announcements from OPEC caused prices to increase. In the metals markets, gains of approximately 1.8% were recorded throughout the quarter from long
       futures positions in copper as industrial metals prices trended higher in response to greater demand from Asia driven by a declining U.S. dollar. Within the global stock index sector, gains of approximately 1.6% were experienced, primarily during March, from long positions in Japanese stock index futures as equity prices rallied higher in response to positive economic data that reflected the steady pace of Japan?s economic recovery. Smaller gains of approximately 1.1% were recorded in the agricultural markets from long futures positions in corn as growing U.S. exports and heightened demand from Asia pushed prices higher during the quarter. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 2.4% in the currency sector from long positions in the Japanese yen against the U.S. dollar during February as the value of the yen reversed sharply lower after the elevation of Japan?s national security alert and market intervention by the Bank of Japan, which performed U.S. dollar buybacks after the release of economic data demonstrating Japan?s improving Gross Domestic Product. Elsewhere in the currency markets, losses were recorded, primarily during February and March, from positions in the euro against the Japanese yen, U.S. dollar, and Canadian dollar as the euro experienced significant short-term price volatility. Smaller losses were incurred during February from short positions in the South African rand relative to the U.S. dollar as the value of the rand reversed higher after the release of positive economic data in South Africa.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.
       Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

       VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2005 and 2004. At March 31, 2005 and 2004, the Partnership?s total capitalization was approximately $450 million and $362 million, respectively.

Primary Market	March 31, 2005	March 31, 2004
Risk Category	 Value at Risk 	 Value at Risk

Equity	(4.27)%	(1.14)%
Interest Rate	(1.12)	(2.88)
Currency	(0.45)	(0.23)
Commodity 	(1.38)	(0.75)
Aggregate Value at Risk	        (5.36)%	(2.94)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.
       The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005.

Primary Market Risk Category	High	Low	Average
Equity	(5.24)%	(0.58)%	(2.68)%

Interest Rate	(5.72)	(1.12)	(2.55)

Currency	(1.91)	(0.45)	(0.96)

Commodity	(1.38)	(0.34)	(0.85)

Aggregate Value at Risk	               (5.80)%	(1.92)%	(4.50)%



Limitations on Value at Risk as an Assessment of Market Risk
       VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.  However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

       The VaR tables provided present the results of the
Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 92% as of March 31, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any
       associated potential losses, taking into account the
leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at March 31, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partnership?s primary market exposures were to the DAX (Germany), TOPIX (Japan), CAC 40 (France), Nikkei 225 (Japan), IBEX 35 (Spain), FTSE 100 (United Kingdom), and Euro Stoxx 50 (Europe) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the Japanese and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2005 was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures
       positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At March 31, 2005, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2005, the Partnership?s major exposures were to the euro, Canadian dollar, Australian
       dollar, and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Energy. The third largest market exposure of the Partnership at March 31, 2005 was to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At March 31, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, zinc, and nickel, and precious metals, such as gold. Economic forces, supply and demand
       inequalities, geopolitical factors, and market
expectations influence price movements in these markets.
The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At March 31, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the wheat, cotton, and coffee markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2005 were in euros, Japanese yen, Australian dollars, Canadian dollars, Hong Kong dollars, British pounds, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.   CONTROLS AND PROCEDURES
  (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

    (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




       PART II.  OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS

					SEC
Registration Statement on Form S-1  Units Registered   Effective Date
  File Number

Initial Registration	3,000,000.000		November 6, 1998	333-60115
Additional Registration	6,000,000.000		March 27, 2000	333-91563
Additional Registration	2,000,000.000		July 29, 2002	333-85076
Additional Registration	9,000,000.000		February 26, 2003	333-103166
Additional Registration	  30,000,000.000		April 28, 2004	333-113876
Total Units Registered          50,000,000.000

Units sold through 3/31/05	      27,312,150.319
Units unsold through 3/31/05	    22,687,849.681

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2005 was $509,293,817.

Since no expenses are chargeable against the proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

       Item 5.  OTHER INFORMATION
Departure of Directors or Principal Officers; Election of
Directors; Appointment of Principal Officers.

At a meeting of the Board of Directors of Demeter held on March 30, 2005, the following Directors of Demeter resigned, and the Board of Directors accepted such resignations effective May 1, 2005: Ms. Louise M. Wasso-Jonikas and Messrs. Raymond A. Harris, Todd Taylor, and William D. Seugling.

At that March 30, 2005 meeting of the Board of Directors of Demeter, the Board of Directors elected two new Directors effective May 1, 2005, subject to approval by and registration with the National Futures Association: Ms. Shelley Hanan and Mr.
Harry Handler.

Item 6.  EXHIBITS

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership?s Prospectus,
dated April 25, 2005, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on April 29, 2005.
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
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated April 25, 2005, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on April 29, 2005.
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
incorporated by reference to Exhibit C of the
Partnership?s Prospectus, dated April 25, 2005, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on April 29, 2005.
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

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     Morgan Stanley Charter Graham L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

May 16, 2005         By: /s/ Kevin Perry
                             Kevin Perry
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.