Form 10-Q
period 2005-06-30
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2005-08-12
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2005



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2005
 		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2005 and 2004 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
Six Months Ended June 30, 2005 and 2004
(Unaudited) ...............................................4

		Statements of Cash Flows for the Six Months
		Ended June 30, 2005 and 2004 (Unaudited)...................5

		Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......13-27

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................28-41

Item 4.	Controls and Procedures................................41



PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds....................................... 42

Item 5.	Other Information......................................43

Item 6.	Exhibits............................................43-45


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	December 31,
	      2005       	      2004
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	417,277,891	469,228,886

   	Net unrealized gain on open contracts (MS&Co.)	22,913,753     	   372,464
	Net unrealized loss on open contracts (MSIL)	   (1,966,858)	      (132,550)

	     Total net unrealized gain on open contracts	   20,946,895	       239,914

	     Total Trading Equity	438,224,786	469,468,800

Subscriptions receivable	7,670,812	15,265,122
Interest receivable (Morgan Stanley DW)	    1,002,688	        778,963

	     Total Assets	  446,898,286	  485,512,885

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	9,126,837	5,991,320
Accrued brokerage fees (Morgan Stanley DW)	2,164,413	2,336,127
Accrued management fees	     692,613	       747,560

	     Total Liabilities	 11,983,863	    9,075,007

Partners? Capital

Limited Partners (23,189,787.834 and
      21,265,535.495 Units, respectively)	430,153,504	471,290,914
General Partner (256,663.501 and
      232,240.705 Units, respectively)	      4,760,919	     5,146,964

         Total Partners? Capital	   434,914,423	 476,437,878

         Total Liabilities and Partners? Capital	   446,898,286	 485,512,885
NET ASSET VALUE PER UNIT	          18.55	            22.16

	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


            For the Three Months	                              For the Six Months
                Ended June 30,      	                       Ended June 30,


                              2005   	        2004    	      2005   	    2004
                               $	               $		          $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   2,893,610		     772,620 		   5,450,125	        1,453,357

EXPENSES
	Brokerage fees (Morgan Stanley DW)	6,644,357	5,569,874	13,778,735	10,261,024
	Management fees	      2,126,196	    1,782,360	  4,409,197	   3,283,527
	Incentive fee	          ?        	          ?            	          ?          	   5,135,381

		   Total Expenses 	    8,770,553	     7,352,234		  18,187,932	   18,679,932

NET INVESTMENT LOSS 	   (5,876,943)	   (6,579,614)	  (12,737,807)	  (17,226,575)

TRADING RESULTS
Trading profit (loss):
	Realized	 (41,679,888)	(33,779,499)	(87,518,160)	(1,832,515)
	Net change in unrealized	   30,029,106	  (27,858,070) 		  20,706,981	   (24,552,101)

	           Total Trading Results	   (11,650,782)	  (61,637,569)		   (66,811,179)	  (26,384,616)

NET LOSS	   (17,527,725)		  (68,217,183)	   (79,548,986)	 (43,611,191)

NET LOSS ALLOCATION

	Limited Partners	(17,332,269)	  (67,465,988)	(78,682,941)	(43,129,470)
	General Partner 	(195,456)	                  (751,195)	(866,045)	(481,721)


NET LOSS PER UNIT

	Limited Partners                                                   (0.76)                        (4.27)	  (3.61) 	(2.38)
	General Partner                                                    (0.76)                        (4.27)	  (3.61) 	(2.38)






	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2005 and 2004
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest     	Partners	  Partner  	Total
		$	$	  $

Partners? Capital,
	December 31, 2003	12,370,561.267	267,851,230	2,858,562	270,709,792

Offering of Units	6,341,192.110	137,095,802	1,550,000	138,645,802

Net Loss                                                                  ?	  	(43,129,470)	(481,721)	(43,611,191)

Redemptions	  (405,583.278)	   (8,747,235)	         ?     	  (8,747,235)

Partners? Capital,
   June 30, 2004	 18,306,170.099	 353,070,327	  3,926,841	 356,997,168




Partners? Capital,
	December 31, 2004	21,497,776.200	471,290,914	5,146,964	476,437,878

Offering of Units	3,959,544.147	74,453,770	480,000	74,933,770

Net Loss                                                                  ?	  	(78,682,941)	(866,045)	(79,548,986)

Redemptions	  (2,010,869.012)	   (36,908,239)	         ?     	  (36,908,239)

Partners? Capital,
   June 30, 2005	 23,446,451.335	 430,153,504	  4,760,919	 434,914,423










The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	For the Six Months Ended June 30,

	  2005   	    2004
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss 		(79,548,986)	(43,611,191)
Noncash item included in net loss:
	Net change in unrealized	(20,706,981)	24,552,101

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(223,725)	(87,259)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(171,714)	587,042
	Accrued management fees	          (54,947)	       187,853

Net cash used for operating activities	   (100,706,353)	  (18,371,454)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	82,528,080	133,436,518

Cash paid from redemptions of Units 	   (33,772,722)	   (10,646,373)

Net cash provided by financing activities	   48,755,358	   122,790,145

Net increase (decrease) in cash	(51,950,995)	104,418,691

Balance at beginning of period	   469,228,886	    245,088,422

Balance at end of period	                                                       417,277,891	            349,507,113





	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2005
(Unaudited)

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

Effective July 1, 2005, the monthly brokerage fee, payable by the Partnership to Morgan Stanley DW, will be reduced to a flat-


       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

rate of 1/12 of 6.00% of the Partnership?s Net Assets as of the first day of each month (a 6.00% annual rate), from a flat-rate of 1/12 of 6.25% of the Partnership?s Net Assets as of the first day of each month (a 6.25% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.

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


       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
	         Net Unrealized Gains/(Losses)
	       on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	 Traded  	   Traded    	Total	  Traded  	   Traded
	$	$	$

Jun. 30, 2005 	12,382,833	8,564,062	20,946,895	Dec. 2006	Sep. 2005
Dec. 31, 2004	 7,966,178	   (7,726,264)	 239,914	Jun. 2006	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $429,660,724 and $477,195,064 at June 30, 2005 and December 31, 2004,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?.
Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.
These market conditions could prevent the Partnership from promptly
       liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2005 and 2004 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the
       Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $(8,757,172) and expenses totaling $8,770,553, resulting in a net loss of $17,527,725 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $19.31 at March 31, 2005 to $18.55 at June 30, 2005.

The most significant trading losses of approximately 3.9% were recorded in the global stock index futures markets, primarily during April from long positions in Japanese and European stock index futures as global equity prices declined sharply towards the beginning of the month on concerns for economic growth. Consistently weak economic data out of Japan, Germany, and France, as well as weaker-than-expected U.S. Gross Domestic Product data, resulted in prices continuing their decline throughout the second half of April, resulting in additional losses from long positions. Additional losses of approximately 3.9% were incurred in the energy markets during April from long futures positions in crude oil and its related products as prices reversed lower after as U.S. government data pointed to greater
       production activity by refiners and rising supplies.
Prices were also pressured lower by the release of slower demand growth forecasts by the International Energy Agency. Elsewhere in the energy sector, losses resulted from long positions in natural gas as prices declined in tandem with crude oil prices. During June, losses were incurred early in the month from short positions in natural gas futures as prices reversed higher on supply worries after a tropical storm entered the Gulf of Mexico. Additionally, losses were experienced from short positions in crude oil futures early in the month as prices increased due to news of weak supply from the Energy Information Administration. In the metals markets, Partnership losses of approximately 1.9% were recorded primarily during April from long positions in aluminum, copper, and zinc as prices fell due to news of an increase in supply and fears that a slowing global economy will weaken demand. Further losses were experienced during June from both long and short positions in gold futures amid significant volatility in market prices. Smaller losses of approximately 0.8% were incurred in the agricultural complex, from long positions in cotton futures during May as prices declined on news of weak demand in China, and technically-based selling.
Elsewhere in the agricultural markets losses were incurred during May and June from long positions in coffee futures as prices decreased after the International Coffee Organization stated that supplies are currently sufficient to meet world demand. A portion of the Partnerships losses for the quarter were offset by
       gains of approximately 6.0% in the global interest rate futures markets during April from long positions in the European bond futures as prices increased amid a steady stream of weak economic data from the major countries of the European Union. Additional gains were recorded during May from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that several hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and after French voters rejected the European Union constitution. In June, gains were recorded from long positions in European interest rate futures as prices moved higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged. Later in the month, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected. In the currency markets, gains of approximately 2.4% were recorded during May and June from short positions in the euro, Swiss franc, and Japanese yen as the value of the U.S. dollar moved steadily higher after China downplayed rumors of a move toward a flexible exchange rate, the rejection of the European Union constitution by French voters, data indicating a slowing in the
       euro-zone and Japanese economies, and the ninth
consecutive quarter-point interest rate hike by the U.S. Federal
Reserve.

The Partnership recorded total trading results including interest income totaling $(61,361,054) and expenses totaling $18,187,932, resulting in a net loss of $79,548,986 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $22.16 at December 31, 2004 to $18.55 at June 30, 2005.

The most significant trading losses of approximately 5.8% were recorded in the global stock index futures markets during January from long positions in U.S. equity index futures as prices finished the month lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy and the potential for corporate profit growth to slow down. Then in March, losses were experienced from long positions in U.S. and Pacific Rim stock index futures after equity prices moved lower early in the month amid concerns about the growing U.S. trade deficit, weakness in the U.S. dollar, inflation fears, and a surge in crude oil prices. In April, losses were incurred from long positions in Japanese stock index futures as prices declined sharply towards the beginning of the month on concerns for economic growth. Consistently weak economic data out of Japan, Germany, and France, as well as weaker-than-expected U.S. Gross Domestic Product data, resulted in prices continuing their
       decline throughout the second half of April, resulting in additional losses from long positions. Losses of approximately 4.6% were incurred in the currency markets from positions in the euro relative to the Japanese yen, the U.S. dollar, and the British pound. During January long positions in the euro versus most its rivals incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union. Further losses were recorded during January from positions in the euro against the Japanese yen and the British pound as the value of the euro moved erratically against these currencies. Elsewhere in the currency markets, losses resulted from positions in the South African rand, New Zealand dollar, and the Australian dollar relative to the U.S. dollar primarily during January, as the value of the U.S. dollar moved erratically amid speculation that U.S. interest rates were likely to continue to rise and fears that the re-evaluation of the Chinese yuan was farther away than expected. In the energy markets, losses of approximately 4.3% were incurred during January from short positions in crude oil as prices moved higher amid speculation that OPEC would move to cut production. Prices were also strengthened by forecasts for cold winter weather in the Northeastern U.S. During April, long positions in crude oil resulted in additional losses as prices reversed sharply lower after the U.S. government data pointed to
       greater production activity by refiners and rising
supplies. Prices were also pressured lower by the release of slower demand growth forecasts by the International Energy Agency. Elsewhere in the energy sector, losses resulted from long positions in natural gas as prices dropped throughout the month in tandem with crude oil prices. Additional losses in the energy markets were experienced during June from short positions in natural gas futures as prices reversed higher on supply. Losses were experienced from short positions in crude oil futures early in the month as prices increased due to news of weak supply from the Energy Information Administration. Additional losses of approximately 1.4% were incurred in the agricultural complex primarily during April from long futures positions in wheat as prices fell in response to favorable weather in growing regions, improved crop conditions, and reduced foreign demand. Smaller agricultural losses were incurred from long positions in cotton futures during May as prices declined on news of weak demand in China and technically-based selling. Losses of approximately 1.3% were recorded in the metals markets, primarily during January and April from long positions in aluminum futures as prices weakened on renewed strength in the U.S. dollar, lower
equity prices and news of a drop in Chinese demand.   Further
losses were experienced during April and June from both long and short positions in gold futures amid significant volatility in market prices. A portion of these losses for the first six months of the year was offset by gains of approximately 3.0%
       recorded in the global interest rate futures markets, during January from long positions in European bond futures as prices moved higher due to conflicting economic data out of the European Union and uncertainty in the equity markets. During May, further gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that several hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and French voters rejected the European Union constitution. In June, gains were recorded from long positions in European interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data. Later in the month, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected.


For the Three and Six Months Ended June 30, 2004
The Partnership recorded total trading results including interest income totaling $(60,864,949) and expenses totaling $7,352,234, resulting in a net loss of $68,217,183 for the three months ended June 30, 2004. The Partnership?s net asset value
       per Unit decreased from $23.77 at March 31, 2004 to $19.50 at June 30, 2004.

The most significant trading losses of approximately 9.5% were generated in the global interest rate futures markets primarily during April from long U.S. and European interest rate futures positions as prices tumbled following the release of stronger-than-expected U.S. jobs data. Additional losses were incurred during June from short positions in these markets as prices reversed higher on weaker-than-expected U.S. economic reports and the likelihood that the U.S. Federal Reserve would move slowly in raising interest rates. In the currency markets, losses of approximately 3.6% were experienced from positions in the Japanese yen versus the U.S. dollar and the euro. These losses were experienced throughout the quarter from both long and short positions in the Japanese yen relative to both currencies as the value of the yen experienced significant short-term price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and uncertainty regarding the direction of the U.S. and Japanese interest rates. Elsewhere in the currency markets, losses were recorded from short positions in the Canadian dollar against the U.S. dollar and the euro during June as the Canadian dollar rose on expectations that the Bank of Canada would follow the U.S.
       Federal Reserve in raising interest rates.  Further losses of approximately 2.9% were generated in the global stock indices.
 During April and early May, long positions in Pacific Rim equity index futures resulted in losses as global equity prices declined in response to geopolitical factors relating to Iraq, expanding energy prices and concerns of higher interest rates. In the metals markets, losses of approximately 0.8% were experienced from short positions in nickel futures during May as base metals prices strengthened due to a weak U.S. dollar, fears of potential terrorist attacks, and news of strong demand continuing from Asia. Smaller losses in the metals markets were recorded during April from long futures positions in gold as precious metals prices weakened due to strength in the U.S. dollar.

The Partnership recorded total trading results including interest income totaling $(24,931,259) and expenses totaling $18,679,932, resulting in a net loss of $43,611,191 for the six months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $21.88 at December 31, 2003 to $19.50 at June 30, 2004.

The most significant trading losses of approximately 5.9% were experienced in the currency markets from positions in the Japanese yen versus the U.S. dollar and the euro. These losses were experienced throughout the year from both long and short positions in the Japanese yen relative to both currencies as the
       value of the yen experienced significant short-term price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and uncertainty regarding the direction of the U.S. and Japanese interest rates. During June, losses were recorded from short positions in the Canadian dollar against the U.S. dollar as the Canadian dollar rose on expectations that the Bank of Canada would follow the U.S. Federal Reserve in raising interest rates. Additional losses were incurred from positions in the euro and South African rand relative to the U.S. dollar as these currencies moved without consistent direction throughout a majority of the year. Additional losses of approximately 2.2% were generated in the global interest rate futures markets primarily during April from long U.S. and European interest rate futures positions as prices tumbled following the release of stronger-than-expected U.S. jobs data. Additional losses were incurred during June from short positions in these markets as prices reversed higher on weaker-than-expected U.S. economic reports and the likelihood that the U.S. Federal Reserve would move slowly in raising interest rates. Within the global stock index futures markets, losses of approximately 1.3% were generated during April and early May, from long positions in Pacific Rim equity index futures as prices declined in response to geopolitical factors relating to Iraq, expanding energy prices and concerns of higher interest rates.
       Additional losses were incurred during March from long positions in European and Pacific Rim stock indices as prices dropped due to terror attacks in Madrid, worse than expected German industrial production and weak business confidence data.
A portion of the Partnership?s overall losses was offset by gains of approximately 2.1% in the energy markets during February, April and May from long positions in crude oil futures as prices trended higher amid fears of potential terrorist attacks against Saudi Arabian oil facilities and disruptions in Iraqi oil production, falling inventory levels, and uncertainty regarding production levels from OPEC. Additional gains of approximately 1.0% were experienced during the first quarter from long futures positions in copper as industrial metals prices trended higher in response to greater demand from Asia driven by a declining U.S. dollar. Smaller gains of approximately 0.7% were recorded in the agricultural markets from long futures positions in corn as growing U.S. exports and strong demand pushed prices higher during the first quarter. Additional gains were experienced in June from short positions in cotton futures as prices decreased amid technically-based selling, increased supply, and light demand.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2005 and 2004. At June 30, 2005 and 2004, the Partnership?s total capitalization was approximately $435 million and $357 million, respectively.

Primary Market	June 30, 2005	June 30, 2004
Risk Category	 Value at Risk 	 Value at Risk

Interest Rate	(5.24)%	(1.58)%
Equity	(3.72)	(0.62)
Currency	(3.57)	(0.68)
Commodity 	(0.23)	(0.34)
Aggregate Value at Risk	(5.39)%	(1.92)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005.

Primary Market Risk Category	High	Low	Average
Interest Rate	(5.72)%	(1.12)%	(3.47)%

Equity	(5.24)	(0.58)	(3.45)

Currency	(3.57)	(0.45)	(1.69)

Commodity	(1.38)	(0.23)	(0.82)

Aggregate Value at Risk	(5.80)%	(4.94)%	(5.37)%



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

       The VaR tables provided present the results of the
Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 88% as of June 30, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any
       associated potential losses, taking into account the
leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.
       Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.
Interest Rate. The primary market exposure of the Partnership at June 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in
       short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at June 30, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partnership?s primary market exposure was to the DAX (Germany), CAC 40 (France), Euro Stoxx 50 (Europe), IBEX 35 (Spain), FTSE 100 (United Kingdom), S&P 500 (U.S.), NASDAQ 100 (U.S.), Hang Seng (China), Dow Jones (U.S.), and TOPIX (Japan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, the U.S., Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at June 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two
       currencies other than the U.S. dollar.  At June 30, 2005, the Partnership?s major exposures were to the euro, Canadian dollar, Australian dollar, Japanese yen, Swiss franc, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. At June 30, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the soybean meal, wheat, lean hogs, coffee, and cocoa markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At June 30, 2005, the partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil.
Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced
       in the past, are expected to continue to be
experienced in the future.

Metals. At June 30, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, and nickel. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2005 were in Japanese yen, euros, Australian dollars, Canadian dollars, Hong Kong dollars, British pounds, Swiss francs, and Swedish kronas. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

       Qualitative Disclosures Regarding Means of Managing Risk
Exposure
The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

    (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




       PART II.  OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS

					SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	3,000,000.000		November 6, 1998	333-60115
Additional Registration	6,000,000.000		March 27, 2000	333-91563
Additional Registration	2,000,000.000		July 29, 2002	333-85076
Additional Registration	9,000,000.000		February 26, 2003	333-103166
Additional Registration	  30,000,000.000		April 28, 2004	333-113876
Total Units Registered          50,000,000.000

Units sold through 6/30/05	      28,894,236.984
Units unsold through 6/30/05	    21,105,763.016

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2005 was $537,454,247.

Since no expenses are chargeable against the proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Harry Handler and Ms. Shelley Hanan were approved as Directors of Demeter by the National Futures Association as of May 12, 2005 and June 30, 2005, respectively.


Item 6.  EXHIBITS

3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, is incorporated by reference to
Exhibit A of the Partnership?s Prospectus, dated April 25,
2005, filed with the Securities and Exchange Commission
pursuant to Rule 424(b)(3) under the Securities Act of
1933, as amended, on April 29, 2005.
3.02	Certificate of Limited Partnership, dated July 15, 1998,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File No.
333-60115) filed with the Securities and Exchange
Commission on July 29, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Charter Graham L.P.), is
incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-25603) filed with the
Securities and Exchange Commission on November 6, 2001.
10.02	Management Agreement, dated as of November 6, 1998, among
the Partnership, Demeter and Graham Capital Management,
L.P. is incorporated by reference to Exhibit 10.01 of the Partnership?s Quarterly Report on Form 10-Q (File No. 0-
25603) filed with the Securities and Exchange Commission on May 17, 1999.

10.03	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated April 25, 2005, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended, on
April 29, 2005.
10.04	Amended and Restated Escrow Agreement, dated as of August
31, 2002, among the Partnership, Morgan Stanley Charter
Millburn L.P., Morgan Stanley Charter Welton L.P., Morgan
Stanley Charter MSFCM L.P., Morgan Stanley DW, and JP
Morgan Chase Bank is incorporated by reference to Exhibit
10.04 of the Partnership?s Registration Statement on Form
S?1 (File No. 333-103166) filed with the Securities and
Exchange Commission on February 13, 2003.
10.05	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of November
13, 2000, is incorporated by reference to Exhibit 10.01 of
the Partnership?s Form 8-K (File No. 0-25603) filed with
the Securities and Exchange Commission on November 6,
2001.
10.05(a)	Form of Amendment No. 1 to the Amended and Restated
Customer Agreement between the Partnership and Morgan
Stanley DW Inc. is incorporated by reference to Exhibit
10.05(a) of the Partnership?s Post-Effective Amendment No.
2 to the Registration Statement No. 333-113876 filed with
the Securities and Exchange Commission on March 31, 2005.
10.05(b)	Amendment No. 2 to the Amended and Restated Customer
Agreement between the Partnership and Morgan Stanley DW
Inc., dated July 1, 2005, is filed herewith.
10.06	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of November 6, 2000, is incorporated
by reference to Exhibit 10.02 of the Partnership?s Form 8-
K (File No. 0-25603) filed with the Securities and
Exchange Commission on November 6, 2001.
10.07	Customer Agreement between the Partnership and MSIL, dated
as of November 6, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-
25603) filed with the Securities and Exchange Commission on November 6, 2001.

10.08	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of August 30, 1999, is
incorporated by reference to Exhibit 10.05 of the
Partnership?s Form 8-K (File No. 0-25603) filed with the
Securities and Exchange Commission on November 6, 2001.
10.09	Form of Subscription Agreement Update Form is incorporated
by reference to Exhibit C of the Partnership?s Prospectus,
dated April 25, 2005, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on April 29, 2005.
10.10	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit 10.03
of the Partnership?s Form 8-K (File No. 0-25603) filed
with the Securities and Exchange Commission on November 6,
2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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



                     Morgan Stanley Charter Graham L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

August 15, 2005      By: /s/ Kevin Perry
                             Kevin Perry
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.