Form 10-Q
period 2005-09-30
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2005-11-10
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

Yes             No     X

Indicate by check-mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X


       <table>	MORGAN STANLEY CHARTER GRAHAM L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2005



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2005
 		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2005 and 2004 (Unaudited)..............3

		Statements of Changes in Partners? Capital for the
Nine Months Ended September 30, 2005 and 2004
(Unaudited) ...............................................4

		Statements of Cash Flows for the Nine Months
		Ended September 30, 2005 and 2004 (Unaudited)..............5

		Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......13-28

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................29-42

Item 4.	Controls and Procedures.............................42-43



PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds....................................... 44

Item 6.	Exhibits...............................................45


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
	      2005       	      2004
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	435,078,002	469,228,886

   	Net unrealized gain on open contracts (MS&Co.)	     8,884,754	   372,464
	Net unrealized gain (loss) on open contracts (MSIL)	    3,158,679	      (132,550)

	     Total net unrealized gain on open contracts	   12,043,433	       239,914

	     Total Trading Equity	447,121,435	469,468,800

Subscriptions receivable	8,943,282	15,265,122
Interest receivable (Morgan Stanley DW)	    1,214,064	        778,963

	     Total Assets	  457,278,781	  485,512,885

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	11,779,258	5,991,320
Accrued brokerage fees (Morgan Stanley DW)	2,146,967	2,336,127
Accrued management fees	      715,656	       747,560

	     Total Liabilities	  14,641,881	    9,075,007

Partners? Capital

Limited Partners (23,191,229.409 and
      21,265,535.495 Units, respectively)	437,791,742	471,290,914
General Partner (256,663.501 and
      232,240.705 Units, respectively)	     4,845,158	     5,146,964

         Total Partners? Capital	  442,636,900	 476,437,878

         Total Liabilities and Partners? Capital	  457,278,781	 485,512,885


NET ASSET VALUE PER UNIT	            18.88	            22.16

	The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



                           For the Three Months	                               For the Nine
Months
  	       Ended September 30,      	                      Ended
September 30,

                                   2005   	        2004    	      2005   	    2004
                                $	               $          $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	  3,419,874		     1,052,214 		  8,869,999
2,505,571

EXPENSES
	Brokerage fees (Morgan Stanley DW)	6,458,636	5,539,378	20,237,371	15,800,402
	Management fees	      2,152,879	    1,772,602	  6,562,076	   5,056,129
	Incentive fee	          ?        	          ?            	          ?         	   5,135,381

		   Total Expenses 	   8,611,515	     7,311,980		  26,799,447	   25,991,912

NET INVESTMENT LOSS 	  (5,191,641)	   (6,259,766)	  (17,929,448)	  (23,486,341)

TRADING RESULTS
Trading profit (loss):
	Realized	21,898,474 	(35,027,435)	(65,619,686)	(36,859,950)
	Net change in unrealized	   (8,903,462)	  30,575,157 		  11,803,519	      6,023,056

	           Total Trading Results	  12,995,012	  (4,452,278)		  (53,816,167)	  (30,836,894)

NET INCOME (LOSS)	      7,803,371		(10,712,044)	 (71,745,615)	 (54,323,235)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	7,719,132	  (10,594,531)	(70,963,809)	(53,724,001)
	General Partner 	  84,239	                   (117,513)	(781,806)	(599,234)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                   0.33                          (0.61)	  (3.28) 	(2.99)
	General Partner                                                    0.33                          (0.61)	  (3.28) 	(2.99)






	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2005 and 2004
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest     	Partners	  Partner  	Total
		$	$	  $

Partners? Capital,
	December 31, 2003	12,370,561.267	267,851,230	2,858,562	270,709,792

Offering of Units	8,349,315.535	174,166,365	1,790,000	175,956,365

Net Loss                                                                  ?	  	(53,724,001)	(599,234)	(54,323,235)

Redemptions	  (799,084.843)	   (16,074,262)	         ?     	  (16,074,262)

Partners? Capital,
   September 30, 2004	 19,920,791.959	 372,219,332	  4,049,328	 376,268,660




Partners? Capital,
	December 31, 2004	21,497,776.200	471,290,914	5,146,964	476,437,878

Offering of Units	5,536,588.513	103,453,470	480,000	103,933,470

Net Loss                                                                  ?	  	(70,963,809)	(781,806)	(71,745,615)

Redemptions	  (3,586,471.803)	   (65,988,833)	         ?     	  (65,988,833)

Partners? Capital,
   September 30, 2005	 23,447,892.910	 437,791,742	  4,845,158	 442,636,900









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	For the Nine Months Ended September 30,

	  2005   	    2004
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss 		(71,745,615)	(54,323,235)
Noncash item included in net loss:
	Net change in unrealized	(11,803,519)	(6,023,056)

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(435,101)	(211,500)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(189,160)	599,423
	Accrued management fees	          (31,904)	       191,815

Net cash used for operating activities	   (84,205,299)	  (59,766,553)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	110,255,310	178,664,727

Cash paid from redemptions of Units 	   (60,200,895)	   (16,580,226)

Net cash provided by financing activities	      50,054,415	   162,084,501

Net increase (decrease) in cash	(34,150,884)	102,317,948

Balance at beginning of period	   469,228,886	    245,088,422

Balance at end of period	                               435,078,002   	            347,406,370




	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2005
(Unaudited)

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

Effective July 1, 2005, the monthly brokerage fee, payable by the Partnership to Morgan Stanley DW, was reduced to a flat-

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

rate of 1/12 of 6.00% of the Partnership?s Net Assets as of the first day of each month (a 6.00% annual rate), from a flat-rate of 1/12 of 6.25% of the Partnership?s Net Assets as of the first day of each month (a 6.25% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
	         Net Unrealized Gains/(Losses)
	       on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	 Traded  	   Traded    	Total	  Traded  	   Traded
	$	$	$

Sep. 30, 2005	 6,439,973	    5,603,460	 12,043,433	Mar. 2007	Dec. 2005
Dec. 31, 2004	 7,966,178	   (7,726,264)	 239,914	Jun. 2006	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $441,517,975 and $477,195,064 at September 30, 2005 and December 31, 2004,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2005 and 2004 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $16,414,886 and expenses totaling $8,611,515, resulting in net income of $7,803,371 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit increased from $18.55 at June 30, 2005 to $18.88 at September 30, 2005.

The most significant trading gains of approximately 10.0% were recorded in the global stock index futures markets, primarily during July and September from long positions in Japanese and European equity index futures. During July, long positions benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S, Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, long positions in Japanese stock index futures experienced gains as
       prices moved sharply higher on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment, and a sustained upturn in consumer spending. Additional sector gains in September resulted from long positions in European stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. In the energy markets, gains of approximately 5.2% were recorded during August from long futures positions in natural gas, unleaded gasoline, and crude oil as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities. Smaller gains of approximately 0.4% were experienced in the metals markets, from long positions in copper as prices trended higher throughout the quarter amid consistent strong demand from China. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 9.4% in the global interest rate futures markets from both long and short positions in the U.S. and European fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union and volatility in energy prices. Additional losses of
       approximately 2.9% were recorded within the currency
markets during August from short positions in the euro versus the U.S. dollar, British pound, Japanese yen, and the Australian dollar as the value of the euro advanced against its major rivals in response to strong signals of euro-zone economic improvement and enthusiasm for a positive reading of an index of business confidence in Germany, which had previously risen for two consecutive months. Elsewhere in the currency markets, losses were recorded during July and August from short positions in the South African rand against the U.S. dollar as the value of the South African rand moved higher on strong economic data out of South Africa. Finally, losses were recorded from long positions in the British pound against the Swiss franc during July as the value of the pound dropped against all its major rivals on geopolitical concerns after a terror attack on the London public transportation system.


The Partnership recorded total trading results including interest income totaling $(44,946,168) and expenses totaling $26,799,447, resulting in a net loss of $71,745,615 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $22.16 at December 31, 2004 to $18.88 at September 30, 2005.

The most significant trading losses of approximately 7.4% were recorded in the currency markets from positions in the euro
       relative to the Japanese yen, the U.S. dollar, and the
British pound. During January, long positions in the euro versus most of its rivals incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union. Further losses were recorded during January from positions in the euro against the Japanese yen and British pound as the value of the euro moved erratically against these currencies. Additional losses were incurred during August from short positions in the euro versus the U.S. dollar, British pound, and Japanese yen as the value of the euro advanced against its major rivals in response to strong signals of euro-zone economic improvement and enthusiasm for a positive reading of an index of business confidence in Germany, which had previously risen for two consecutive months. Elsewhere in the currency markets, losses resulted from positions in the South African rand, New Zealand dollar, and Australian dollar relative to the U.S dollar primarily during January, as the value of the U.S. dollar moved erratically amid speculation that U.S. interest rates were likely to continue to rise on fears that the revaluation of the Chinese yuan was farther away than expected. Additional losses of approximately 6.7% were incurred in the global interest rate futures markets during February from long positions in long-term U.S. and European interest rate futures as prices declined in
       response to strong global economic data and congressional testimony by U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. In April, further losses were recorded from short positions in U.S. interest rate futures as prices reversed higher in a ?flight-to-quality? amid weakness in the equity markets due to concerns for the sustainability of a healthy global economy. Finally, losses were experienced throughout the third quarter from both long and short positions in the U.S. and European fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union, and volatility in energy prices. Additional losses of approximately 1.4% were incurred in the agricultural complex primarily during April from long futures positions in wheat as prices fell in response to favorable weather in growing regions, improved crop conditions, and reduced foreign demand. Elsewhere in the agricultural complex, losses were incurred from long positions in cotton futures during May as prices declined on news of weak demand in China and technically-based selling. Smaller losses were experienced from positions in soybean meal futures as prices moved in a trendless pattern through a majority of the year. Within the metals markets, losses of approximately 0.9% were recorded during January and April from long positions in aluminum futures as prices weakened on renewed strength in the U.S. dollar, lower equity prices, and news of a drop in Chinese
       demand.   Then in July, additional losses were incurred
from short positions in aluminum as prices reversed higher. Further losses in the metals markets were experienced during April and June from both long and short positions in gold futures amid significant volatility in market prices. A portion of these losses for the first nine months of the year was offset by gains of approximately 3.6% recorded in the global stock index futures markets during February from long positions in European and Japanese equity index futures as equity prices moved higher early in the month amid the successful elections in Iraq and lower-than-expected unemployment data out of the U.S. Equity prices in Japan were also pressured higher when positive economic data painted a brighter picture of the Far East Region?s economy. In June, further gains were recorded from long positions in European equity index futures as prices rallied on the perception that weakness in the euro could stimulate the European economy by making exports more attractive to foreign buyers. Prices were also bolstered by strong economic data out of the U.S. and news of a trade deal between the European Union and China that would avoid tariffs and manage the growth of Chinese textile imports to Europe through the end of 2008. Finally, gains were recorded during July and September from long positions in Japanese and European equity index futures. During July, long positions benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market
       participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S, Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. Then in September, long positions in Japanese stock index futures experienced gains as prices moved sharply higher on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Additional gains of approximately 0.7% were recorded in the energy markets, primarily during August from long positions in natural gas as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concern for heavily damaged, or even possibly
destroyed, refineries and production facilities.   Smaller gains
resulted from long futures positions in unleaded gasoline as prices also moved higher during August.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded total trading results including interest income totaling $(3,400,064) and expenses totaling $7,311,980,
       resulting in a net loss of $10,712,044 for the three
months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $19.50 at June 30, 2004 to $18.89 at September 30, 2004.

The most significant trading losses of approximately 4.4% were experienced in the global stock index futures markets as equity prices moved without consistent direction throughout the quarter. During July, losses were incurred from long positions in European and U.S. equity index futures as prices reversed lower early in the month due to the release of disappointing U.S. employment data, surging energy prices, and government warnings concerning potential terrorist attacks. Further losses were recorded from newly established short positions late in the month as U.S. equity prices reversed higher due to a better-than-expected consumer confidence report and the release of strong earnings in Great Britain, France, and Germany. Within August, these short positions resulted in further losses as prices moved higher during the second half of the month due to energy prices falling from all-time highs and better-than-expected U.S. economic data concerning Gross Domestic Product and consumer sentiment. Finally, during September, losses were incurred from newly established long positions in European equity index futures as rising energy prices, conflicting economic data, and weak corporate earnings data pulled prices lower. Additional losses resulted from short positions in Nasdaq 100 Index futures in the
       first half of the month as prices drifted higher after better-than-expected earnings. Additional losses of approximately 2.5% were incurred in the currency markets during July and September from positions in the Australian dollar versus the euro and the Japanese yen as the value of the Australian dollar moved without consistent direction due to volatility in gold prices, geopolitical concerns regarding terror warnings in the Pacific Rim, and the decision by the Reserve Bank of Australia to raise interest rates. Elsewhere in the currency markets, losses were recorded during August from long positions in the South African rand relative to the U.S. dollar as the value of the rand reversed lower due to a reduction in interest rates by the Reserve Bank of South Africa. Finally, losses were experienced during July and August from long positions in the British pound against the U.S. dollar as the value of the pound moved lower against most of its rivals. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 2.5% recorded in the energy markets, primarily during July and September, from long positions in crude oil as prices strengthened due to continuing fears about potential terrorist attacks against the production and refining facilities in Saudi Arabia and Iraq, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria. Additional gains of approximately 1.9% were recorded in the global interest rate
       futures markets, primarily during August and September, from long positions in European interest rate futures as prices trended higher, boosted by a surge in oil prices, uncertainty in the global equity markets, and testimony by the U.S. Federal Reserve Chairman Alan Greenspan depicting a somewhat less optimistic view about the immediate future of the U.S. economy. Smaller gains of approximately 1.0% were experienced in the agricultural markets during July and September from short positions in corn and wheat futures as prices weakened due to ideal weather conditions in the growing region of the U.S. Midwest, reports of increased inventories by the U.S. Department of Agriculture, and weak export demand.


The Partnership recorded total trading results including interest income totaling $(28,331,323) and expenses totaling $25,991,912, resulting in a net loss of $54,323,235 for the nine months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $21.88 at December 31, 2003 to $18.89 at September 30, 2004.

The most significant trading losses of approximately 8.3% were experienced in the currency markets from positions in the Japanese yen versus the U.S. dollar and the euro, primarily in the first and second quarters. Losses were incurred from both long and short positions in the Japanese yen as the value of the
       yen experienced short-term price volatility due to
conflicting economic data regarding a Japanese economic recovery, uncertainty regarding currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and speculation regarding the direction of U.S. and Japanese interest rates. Elsewhere in the currency markets, losses were incurred from positions in the euro, South African rand, and British pound relative to the U.S. dollar as these currencies moved without consistent direction throughout a majority of the year. In the third quarter, however, volatility in the Australian dollar was responsible for losses in the euro/Australian dollar cross-rate position as the value of the Australian dollar experienced significant ?whipsawing? due to volatility in gold prices, geopolitical concerns regarding terror warnings in the Pacific Rim, and the decision by the Reserve Bank of Australia to raise interest rates. Finally, losses were incurred primarily during July from long positions in the Swiss franc against the U.S. dollar as the value of the franc reversed lower. Additional losses of approximately 5.6% were generated in the global stock index futures markets, during March, May, July, August, and September, from positions in European and U.S. equity index futures as prices moved without consistent direction due to conflicting economic data, volatility in energy prices, and significant geopolitical concerns. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 4.6% in the energy
       markets.  During February, April, May, July, and
September, long positions in crude oil profited as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria. Additional gains of approximately 1.8% were experienced in the agricultural markets during January, March, and June from long positions in corn futures as prices increased on news of strong demand from Asia. Further gains were experienced during July and August from short positions in corn futures as prices weakened due to ideal weather conditions in the growing regions of the U.S. Midwest, reports of increased inventories by the U.S. Department of
Agriculture, and weaker export demand.   Elsewhere in the
agricultural complex, gains were recorded from short positions in cotton futures, primarily during March, April, June, and July, as prices trended lower amid rising supplies and news of a consistent decline in demand from China. Smaller gains of approximately 1.1% were generated in the metals markets, primarily during the first quarter, from long futures positions in copper and aluminum as industrial metals prices trended higher in response to greater demand from Asia driven by a declining U.S. dollar.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2005 and 2004. At September 30, 2005 and 2004, the Partnership?s total capitalization was approximately $443 million and $376 million, respectively.

Primary Market	September 30, 2005	September 30, 2004
Risk Category	 Value at Risk 	 Value at Risk

Equity	(2.35)%	(0.58)%
Currency	(0.98)	(0.81)
Interest Rate	                   (0.09)       	(5.72)
Commodity 	(0.61)	(1.10)
Aggregate Value at Risk	(2.83)%	(5.80)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.

Primary Market Risk Category	High	Low	Average
Equity	(5.24)%	(2.35)%	(3.90)%

Currency	(3.57)	(0.45)	(1.73)

Interest Rate	(5.24)	(0.09)	(2.06)

Commodity	(1.38)	(0.23)	(0.70)

Aggregate Value at Risk	(5.39)%	(2.83)%	(4.63)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2005, such amount is equal to approximately 90% of the Partnership?s net asset value. A decline in short-term interest
       rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at September 30, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partnership?s primary market exposures were to the DAX (Germany), CAC 40 (France), NASDAQ 100 (U.S.), S&P 500 (U.S.), Euro Stoxx 50 (Europe), Hang Seng (China), IBEX 35 (Spain), FTSE 100 (United Kingdom), Nikkei 225 (Japan), TOPIX (Japan), Dow Jones (U.S.), and RUSSELL 2000 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, the U.S., Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The second largest market exposure of the Partnership at September 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2005, the Partnership?s major exposures were to the euro, Canadian dollar, Australian dollar, Japanese yen, Swiss franc, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At September 30, 2005 the Partnership had exposure to the global interest rate sector. Exposure was primarily spread across the European, U.S., Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by
       the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. At September 30, 2005, the third largest market exposure of the Partnership was to the markets that comprise these sectors. Most of the exposure was to the sugar, corn, coffee, wheat, and cocoa markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At September 30, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals
       exposure was to fluctuations in the price of base
metals, such as copper, zinc, nickel, and aluminum. The Partnership also had exposure to precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At September 30, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2005 were in euros, Australian dollars, Canadian dollars, Japanese yen, Hong Kong dollars, British pounds, Swiss francs, and Swedish kronas. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

       Item 4.   CONTROLS AND PROCEDURES
  (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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




       PART II.  OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS

					SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	3,000,000.000		November 6, 1998	333-60115
Additional Registration	6,000,000.000		March 27, 2000	333-91563
Additional Registration	2,000,000.000		July 29, 2002	333-85076
Additional Registration	9,000,000.000		February 26, 2003	333-103166
Additional Registration	  30,000,000.000		April 28, 2004	333-113876
Total Units Registered          50,000,000.000

Units sold through 9/30/05	      30,471,281.350
Units unsold through 9/30/05	    19,528,718.650

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2005 was $566,453,947.

Since no expenses are chargeable against the proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

       Item 6.  EXHIBITS

10.05(a)	Amendment No. 1 to the Amended and Restated Customer
Agreement between the Partnership and Morgan Stanley DW
Inc., dated as of July 31, 2003, is filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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



                     Morgan Stanley Charter Graham L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

November 14, 2005    By: /s/ Kevin Perry
                             Kevin Perry
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.