Form 10-Q
period 2006-03-31
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2006-05-10
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended March 31, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer____Non-accelerated filer X

Indicate by check-mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X


	       <table> MORGAN STANLEY CHARTER GRAHAM L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2006



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2006
 		(Unaudited) and December 31, 2005..........................2

		Statements of Operations for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited)..................3

		Statements of Changes in Partners? Capital for the
Quarters Ended March 31, 2006 and 2005 (Unaudited) ........4

		Statements of Cash Flows for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited)..................5

		Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................23-36

Item 4.	Controls and Procedures.............................36-37



PART II. OTHER INFORMATION

Item 1A.	Risk Factors........................................38-39

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds........................................40

Item 5.	Other Information......................................41

Item 6.	Exhibits...............................................41


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	December 31,
	      2006       	      2005
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	339,856,552	396,726,923
	Restricted cash	    74,850,772	    29,685,072

	     Total cash	  414,707,324	  426,411,995

	Net unrealized gain (loss) on open contracts (MS&Co.)	10,841,063	     (1,496,739)
   	Net unrealized gain on open contracts (MSIL)	             534,893	       4,355,496

	     Total net unrealized gain on open contracts	   11,375,956	      2,858,757

	     Total Trading Equity	426,083,280	429,270,752

Subscriptions receivable	8,769,110	8,958,985
Interest receivable (Morgan Stanley DW)	     1,519,077	      1,331,130

	     Total Assets	  436,371,467	  439,560,867

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	10,185,447	15,313,368
Accrued brokerage fees (Morgan Stanley DW)	2,065,818	2,194,515
Accrued management fees	         688,606	       731,505

	     Total Liabilities	    12,939,871	   18,239,388

Partners? Capital

Limited Partners (21,762,082.093 and
      22,414,234.236 Units, respectively)	418,764,997	416,811,790
General Partner (242,510.501 Units)	      4,666,599	    4,509,689

         Total Partners? Capital	   423,431,596	 421,321,479

         Total Liabilities and Partners? Capital	   436,371,467	 439,560,867

NET ASSET VALUE PER UNIT	            19.24	            18.60

	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


  	   	     For the Quarters Ended March 31,


                                                                         		        2006    	       2005
                                                                               	                     $		          $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		    4,166,796			     2,556,515

EXPENSES
	Brokerage fees (Morgan Stanley DW)		6,286,876	7,134,378
	Management fees	      	      2,095,626	    2,283,001

		Total Expenses		     8,382,502	    9,417,379

NET INVESTMENT LOSS	    (4,215,706)	   (6,860,864)

TRADING RESULTS
Trading profit (loss):
	Realized			10,084,814	(45,838,272)
	Net change in unrealized		     8,517,199	     (9,322,125)

		Total Trading Results		   18,602,013	   (55,160,397)

NET INCOME (LOSS) 	   14,386,307	     (62,021,261)


NET INCOME (LOSS) ALLOCATION

	Limited Partners                	          14,229,397                     (61,350,672)
	General Partner                              156,910                          (670,589)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                		      0.64  	(2.85)
	General Partner                                                		   0.64	(2.85)







	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2006 and 2005
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest     	Partners	  Partner  	Total
		$	$	  $
Partners? Capital,
	December 31, 2004	21,497,776.200	471,290,914	5,146,964	476,437,878

Offering of Units	2,377,457.482          46,293,339	   480,000	46,773,339

Net Loss                                                               ?	    	(61,350,672)	 (670,589)	(62,021,261)

Redemptions	   (554,438.019)	   (10,846,936)	         ?     	  (10,846,936)

Partners? Capital,
   March 31, 2005	 23,320,795.663	 445,386,645	  4,956,375	 450,343,020




Partners? Capital,
	December 31, 2005	22,656,744.737	416,811,790	4,509,689	421,321,479

Offering of Units	1,223,196.253          23,176,630	  ?     	23,176,630

Net Income                                                               ?	    	14,229,397	 156,910	14,386,307

Redemptions	  (1,875,348.396)	  (35,452,820)	         ?     	  (35,452,820)

Partners? Capital,
   March 31, 2006	 22,004,592.594	 418,764,997	  4,666,599	 423,431,596











The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	For the Quarters Ended March 31,

	  2006   	    2005
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	14,386,307	(62,021,261)
Noncash item included in net income (loss):
	Net change in unrealized	(8,517,199)	9,322,125

(Increase) decrease in operating assets:
	Restricted cash	(45,165,700)	23,702,287
	Interest receivable (Morgan Stanley DW)	(187,947)   	(240,252)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(128,697)	6,035
	Accrued management fees	        (42,899)	            1,933

Net cash used for operating activities	  (39,656,135)	   (29,229,133)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	23,366,505	47,242,097
Cash paid for redemptions of Units 	   (40,580,741)	    (11,348,923)

Net cash provided by (used for) financing activities	   (17,214,236)	     35,893,174

Net increase (decrease) in unrestricted cash	(56,870,371)	6,664,041

Unrestricted cash at beginning of period	   396,726,923	   381,380,031

Unrestricted cash at end of period	                                                 339,856,552	   388,044,072








	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2006
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Graham L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Morgan Stanley Charter Graham L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan


       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Stanley Charter Series of funds, comprised of three continuously-offered limited partnerships, the Partnership, Morgan Stanley Charter Millburn L.P., and Morgan Stanley Charter MSFCM L.P., and effective as of May 1, 2006, one closed-end partnership, Morgan Stanley Charter Campbell L.P.

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

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.
       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                    Net Unrealized Gains/(Losses)
	           on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	 Traded  	   Traded    	Total	  Traded  	   Traded
	$	$	$

Mar. 31, 2006   13,810,108   (2,434,152)	11,375,956	Sep. 2007	 Jun. 2006
Dec. 31, 2005	 786,903	2,071,854	 2,858,757	Jun. 2007	 Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co.,


       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $428,517,432 and $427,198,898 at March 31, 2006 and December 31, 2005,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at

       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2006 and 2005 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $22,768,809 and expenses totaling $8,382,502, resulting in net income of $14,386,307 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $18.60 at December 31, 2005 to $19.24 at March 31, 2006.

The most significant trading gains of approximately 5.2% were recorded in the global stock index futures markets from long positions in European stock index futures as global equity markets trended higher during the quarter on strong corporate earnings, and solid economic data out of the European Union, Australia, Japan, and the United States. Within the global interest rate futures markets, gains of approximately 2.6% were recorded, primarily during March, from short positions in U.S., European, and Japanese interest rate futures as global bond prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan will rise. Additional gains of approximately 0.2% were experienced in the metals markets during
       January and March from long positions in copper futures as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. A portion of these gains for the quarter was offset by losses of approximately 3.1% in the currency markets from long U.S. dollar positions versus the Swiss franc and the euro as the U.S. dollar?s value reversed lower against these currencies during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve would soon come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive U.S. dollar reserve, might move to diversify some of its assets into other currencies. Further losses in the currency sector were experienced during February from long positions in the South African rand versus the U.S. dollar as the value of this ?commodity currency? moved lower in tandem with gold prices. During March losses were experienced from long U.S. dollar positions relative to the euro and the Swiss franc as European currencies reversed higher after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would continue to rise. Additional losses were recorded during March from long positions in the Canadian dollar against the U.S. dollar as the value of the Canadian dollar decreased on sentiment that the Bank of Canada has reached the end of its rate increases and news that the Canadian economy edged up 0.2% in January, a pace slower than
       that of the previous three months.  Losses were also
incurred during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso weakened on political uncertainty in Mexico. Within the agricultural markets, losses of approximately 0.6% were recorded primarily during January from short positions in coffee futures as prices increased sharply early in the month amid news of a smaller crop in Brazil, the world?s largest producer. Additional losses were experienced from newly established long positions in coffee futures during February as prices reversed lower. Elsewhere in the agricultural sector, losses were experienced during March from long positions in wheat futures as prices fell on forecasts for above-average rainfall in the U.S. growing regions. Smaller losses of approximately 0.4% were experienced in the energy markets during February from long futures positions in crude oil and its related products as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International
Energy Agency, and mild weather in the U.S. Northeast.   Further
losses in the energy markets were recorded during March from short positions in crude oil futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran.



       For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(52,603,882) and expenses totaling $9,417,379, resulting in a net loss of $62,021,261 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $22.16 at December 31, 2004 to $19.31 at March 31, 2005.

The most significant trading losses of approximately 6.8% were recorded in the currency markets, primarily during January, from long positions in the euro relative to the Japanese yen, U.S. dollar, and Canadian dollar as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were experienced from short U.S. dollar positions against the South African rand and Swiss franc as the value of the U.S. dollar reversed sharply higher on data released by the U.S. Treasury Department which showed November's investment inflows to the U.S. were ample to cover that month?s record trade deficit. Speculation that U.S. interest rates were likely to continue to rise and fears that the re-evaluation of the Chinese yuan was farther away than expected also boosted the U.S. dollar. Additional losses of approximately 2.9% were recorded in the
       global interest rate futures markets during February from long positions in long-term European and U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. Losses continued in March from long positions in long-term U.S. interest rate futures as prices moved lower early in the month leading up to the U.S. Federal Reserve?s decision to increase interest rates. Additional losses were incurred from newly established short positions in long-term U.S. interest rates as prices reversed higher at the end of the month on strength in the U.S. dollar and in oil prices. Smaller losses were experienced during March from short positions in British interest rate futures as prices moved higher amid weak economic data out of the United Kingdom. Within the global stock index futures markets, losses of approximately 2.0% were recorded in January from long positions in U.S. equity index futures as prices finished the month lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy and the potential for corporate profit growth to slow down. Further losses were experienced during March from long positions in U.S. equity index futures after prices moved lower early in the month amid concerns about the growing U.S. trade deficit, a weaker U.S. dollar, inflation fears, and a surge in crude oil prices.
Smaller losses of approximately 0.6% were recorded in the agricultural markets during February from short positions in
       soybean meal as prices reversed higher on news of
extremely cold weather in the growing regions of the United States and rumors of a reduction in world output during 2005. Additional losses in the agricultural markets were experienced during February from long positions in lean hogs futures as prices weakened on news of a reduction in demand. Elsewhere in the agricultural complex, losses were incurred during March from long positions in sugar and wheat futures as prices reversed lower on technically-based selling. Smaller losses of approximately 0.4% were recorded in the energy markets, primarily during January, from short positions in unleaded gasoline, gas oil, and crude oil futures as prices moved higher amid speculation that OPEC would move to cut production later in the month and forecasts for cold winter weather in the Northeastern U.S. Further loses resulted from short positions in natural gas as prices increased in tandem with the petroleum complex. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.6% in the metals markets during February from long positions in copper and zinc as prices moved higher due to the weaker U.S. dollar and news of strong
demand from China.   Long positions in copper futures experienced
additional gains during March as prices continued to trend higher on news of consistent demand from the developing economies of Asia.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2006 and 2005. At March 31, 2006 and 2005, the Partnership?s total capitalization was approximately $423 million and $450 million, respectively.

Primary Market	March 31, 2006	March 31, 2005
Risk Category	 Value at Risk 	 Value at Risk

Interest Rate	(3.49)%	(1.12)%
Equity	(3.32)	(4.27)
Currency	(1.15)	(0.45)
Commodity 	(0.31)	(1.38)
Aggregate Value at Risk	        (6.04)%	(5.36)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006.

Primary Market Risk Category	High	Low	Average
Interest Rate	(5.24)%	(0.09)%	(2.31)%

Equity	(3.72)	(2.35)	(2.94)

Currency	(3.57)	(0.96)	(1.67)

Commodity	(0.61)	(0.05)	(0.30)

Aggregate Value at Risk	(6.04)%	(2.83)%	(4.33)%



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

       The VaR tables provided present the results of the
Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of March 31, 2006, such amount is equal to approximately 85% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

       Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.


The following were the primary trading risk exposures of the Partnership at March 31, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2006 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The
       speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at March 31, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partnership?s primary market exposures were to the S&P 500 (U.S.), Euro Stoxx 50 (Europe), DAX (Germany), NASDAQ 100 (U.S.), Hang Seng (China), CAC 40 (France), IBEX 35 (Spain), Dow Jones (U.S.), FTSE 100 (United Kingdom), NIKKEI 225 (Japan), TOPIX (Japan), and RUSSELL 2000 (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At March 31, 2006, the third largest market exposure of the Partnership was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate
       changes, as well as political and general economic
conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2006, the Partnership?s major exposures were to the euro, Canadian dollar, Australian dollar, Japanese yen, Swiss franc, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. At March 31, 2006, the Partnership was exposed to the markets that comprise these sectors. Most of the exposure was to the cotton, lean hogs, soybean meal, corn, live cattle, wheat, coffee, sugar, cocoa, and soybean markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	At March 31, 2006, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, zinc, and aluminum and precious metals, such
       as gold.  Economic forces, supply and demand
inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At March 31, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2006 were in euros, Australian dollars, Canadian dollars, Japanese yen, British pounds, Hong Kong dollars, Swiss francs, and Swedish kronor. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.   CONTROLS AND PROCEDURES
  (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

    (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
New investors and current limited partners of a Morgan Stanley Charter Series of funds are advised that effective May 1, 2006, Demeter will no longer accept any subscriptions for investments in Morgan Stanley Charter Campbell L.P. or any exchanges from other Morgan Stanley Charter Series of funds for Units of Morgan Stanley Charter Campbell L.P. Current limited partners of Morgan Stanley Charter Campbell L.P. will continue to be able to redeem Units of Morgan Stanley Charter Campbell L.P. and exchange Units of Morgan Stanley Charter Campbell L.P. for Units in other Morgan Stanley Charter Series of funds at any month-end closing.

The Partnership?s trading is highly leveraged. As an example of the leverage employed by the Partnership, the average of the underlying value of the Partnership?s month-end positions for the period March 2005 through February 2006 compared to the average month-end Net Assets of the Partnership during such period was 9.6 times Net Assets.

Trading on foreign exchanges presents greater risks to the Partnership than trading on U.S. exchanges. The average percentage of month-end margin requirements for the period March 2005 through February 2006 that relates to futures and options contracts on foreign exchanges as compared to the Partnership?s total average month-end margin requirements was 45.1%.
       The unregulated nature of the forwards markets creates counterparty risks that does not exist in futures trading on exchanges. The average percentage of month-end total margin requirements for the period March 2005 through February 2006 that relates to forward contracts as compared to the Partnership?s total average month-end margin requirements was 25.0%.

The Partnership incurs substantial charges. Demeter estimates the percentage of Partnership Net Assets that must be earned each year in order for the Partnership to break even without accounting for a redemption charge to be 3.55%.

The Partnership could lose assets and have its trading disrupted if a commodity broker, the Trading Advisor, or others become bankrupt or if the Partnership?s Trading Advisor commits a trading error. The Partnership?s assets could be lost or impounded and trading suspended if a commodity broker, the Partnership?s Trading Advisor, an exchange or a clearinghouse becomes insolvent or involved in lengthy bankruptcy proceedings, or if the Partnership?s Trading Advisor commits a trading error executed on behalf of the Partnership.

Increasing the assets managed by a Trading Advisor may adversely affect performance. The assets under management for Graham have increased from approximately $3 billion on February 29, 2004 to approximately $5.1 billion on February 28, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS

					SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	3,000,000.000		November 6, 1998	333-60115
Additional Registration	6,000,000.000		March 27, 2000	333-91563
Additional Registration	2,000,000.000		July 29, 2002	  333-85076
Additional Registration	9,000,000.000		February 26, 2003	333-103166
Additional Registration	  30,000,000.000		April 28, 2004	333-113876
Total Units Registered          50,000,000.000

Units sold through 3/31/06	      32,931,944.952
Units unsold through 3/31/06	    17,068,055.048

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2006 was $612,914,070.

Since no expenses are chargeable against the proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION

Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On April 11, 2006, the National Futures Association approved Mr.
Richard Gueren as a director of Demeter.

Item 6.  EXHIBITS

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



                     Morgan Stanley Charter Graham L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

May 15, 2006         By: /s/ Kevin Perry
                             Kevin Perry
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.