Form 10-Q
period 2006-06-30
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2006-08-10
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2006



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2006
 		(Unaudited) and December 31, 2005..........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2006 and 2005 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
Six Months Ended June 30, 2006 and 2005 (Unaudited)........4

		Statements of Cash Flows for the Six Months
		Ended June 30, 2006 and 2005 (Unaudited)...................5

		Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......13-28

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................29-42

Item 4.	Controls and Procedures................................42



PART II. OTHER INFORMATION

Item 1A.	Risk Factors...........................................43

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds.....................................43-44

Item 5.	Other Information......................................44

Item 6.	Exhibits............................................44-45


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	December 31,
	      2006       	      2005
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	420,772,021	396,726,923
	Restricted cash	   11,710,187	    29,685,072

	     Total cash	 432,482,208	  426,411,995

	Net unrealized gain (loss) on open contracts (MS&Co.)	1,571,686	     (1,496,739)
   	Net unrealized gain (loss) on open contracts (MSIL)	            (78,571)	       4,355,496

	     Total net unrealized gain on open contracts	    1,493,115	      2,858,757

	     Total Trading Equity	433,975,323	429,270,752

Subscriptions receivable	7,754,559	8,958,985
Interest receivable (Morgan Stanley DW)	     1,650,400	      1,331,130

	     Total Assets	   443,380,282	  439,560,867

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	5,979,383	15,313,368
Accrued brokerage fees (Morgan Stanley DW)	2,190,184	2,194,515
Accrued management fees	        730,062	         731,505

	     Total Liabilities	    8,899,629	   18,239,388

Partners? Capital

Limited Partners (21,894,800.527 and
      22,414,234.236 Units, respectively)	429,720,991	416,811,790
General Partner (242,510.501 Units)	     4,759,662	    4,509,689

         Total Partners? Capital	   434,480,653	 421,321,479

         Total Liabilities and Partners? Capital	   443,380,282	 439,560,867

NET ASSET VALUE PER UNIT	             19.63	            18.60

	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


               For the Three Months	                             For the Six Months
  	        Ended June 30,     	                          Ended June 30,


                         2006   	         2005    	        2006   	    2005
                            $	           $	            $	       $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   4,925,743		     2,893,610 		   9,092,539	        5,450,125

EXPENSES
	Brokerage fees (Morgan Stanley DW)	6,550,474	6,644,357	12,837,350	13,778,735
	Management fees	   2,183,491      	    2,126,196	     4,279,117	   4,409,197

		Total Expenses 	   8,733,965	     8,770,553		 17,116,467	   18,187,932

NET INVESTMENT LOSS 	  (3,808,222)	   (5,876,943)	  (8,023,928)	  (12,737,807)

TRADING RESULTS
Trading profit (loss):
	Realized	22,197,875	(41,679,888)	32,282,689	(87,518,160)
	Net change in unrealized	   (9,882,841)	   30,029,106 		   (1,365,642)	     20,706,981

		Total Trading Results	   12,315,034	  (11,650,782)		   30,917,047	  (66,811,179)

NET INCOME (LOSS)	      8,506,812		  (17,527,725)	   22,893,119	 (79,548,986)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	8,413,749	  (17,332,269)	22,643,146	(78,682,941)
	General Partner 	                                93,063	                 (195,456)	249,973	(866,045)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                     0.39	                         (0.76) 	    1.03 	(3.61)
	General Partner                                                      0.39	                         (0.76) 	    1.03 	(3.61)








	The accompanying notes are an integral part of these financial statements.

       <table>  MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2006 and 2005
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest     	Partners	  Partner  	Total
		$	$	  $
Partners? Capital,
	December 31, 2004	21,497,776.200	471,290,914	5,146,964	476,437,878

Offering of Units	3,959,544.147          74,453,770	   480,000	74,933,770

Net Loss                                                               ?	    	(78,682,941)	 (866,045)	(79,548,986)

Redemptions	   (2,010,869.012)	   (36,908,239)	         ?     	  (36,908,239)

Partners? Capital,
   June 30, 2005	 23,446,451.335	 430,153,504	  4,760,919	 434,914,423




Partners? Capital,
	December 31, 2005	22,656,744.737	416,811,790	4,509,689	421,321,479

Offering of Units	2,580,379.341          50,368,075	      ?     	50,368,075

Net Income                                                               ?	    	22,643,146	 249,973	22,893,119

Redemptions	   (3,099,813.050)	   (60,102,020)	         ?     	  (60,102,020)

Partners? Capital,
   June 30, 2006	 22,137,311.028	 429,720,991	  4,759,662	 434,480,653









The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	For the Six Months Ended June 30,

	  2006   	    2005
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	22,893,119	(79,548,986)
Noncash item included in net income (loss):
	Net change in unrealized	1,365,642	(20,706,981)

(Increase) decrease in operating assets:
	Restricted cash	17,974,885	27,205,763
	Interest receivable (Morgan Stanley DW)	   (319,270)	(223,725)

Decrease in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(4,331)	(171,714)
	Accrued management fees	           (1,443)	            (54,947)

Net cash provided by (used for) operating activities	    41,908,602	   (73,500,590)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	51,572,501	82,528,080
Cash paid for redemptions of Units 	    (69,436,005)	    (33,772,722)

Net cash provided by (used for) financing activities	    (17,863,504)	     48,755,358

Net increase (decrease) in unrestricted cash	24,045,098	(24,745,232)

Unrestricted cash at beginning of period	   396,726,923	   381,380,031

Unrestricted cash at end of period	                                                 420,772,021	   356,634,799







	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2006
(Unaudited)

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

1.  Organization
Morgan Stanley Charter Graham L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan


       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Stanley Charter Series of funds, comprised of three continuously-offered limited partnerships; the Partnership, Morgan Stanley Charter Millburn L.P., and Morgan Stanley Charter MSFCM L.P., and effective as of May 1, 2006, one closed-end partnership, Morgan Stanley Charter Campbell L.P.

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

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 100% of its average daily funds held at Morgan Stanley DW at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW pays the Partnership interest

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

received from MS & Co. and MSIL with respect to such Partnership?s assets deposited as margin. The Partnership pays brokerage fees to Morgan Stanley DW.

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                         Net Unrealized Gains
	           on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		 Exchange-	Off-Exchange-
Date	 Traded  	   Traded    	 Total	   Traded  	   Traded
	$	$	 $

Jun. 30, 2006   1,298,005	  195,110	 1,493,115	Dec. 2007	 Sep. 2006
Dec. 31, 2005     786,903	2,071,854	 2,858,757	Jun. 2007	 Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co.,


       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $433,780,213 and $427,198,898 at June 30, 2006 and December 31, 2005,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at

       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2006 and 2005 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $17,240,777 and expenses totaling $8,733,965, resulting in net income of $8,506,812 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $19.24 at March 31, 2006 to $19.63 at June 30, 2006.

The most significant trading gains of approximately 5.7% were recorded in the global interest rate futures markets from short positions in German, British, U.S., and Japanese fixed-income futures. Within European markets, rising equity prices and strong economic growth increased speculation that the European Central Bank would accelerate its interest-rate tightening campaign, thus pushing prices for German and British debt futures lower. Similarly, U.S. interest rate futures prices moved lower following the release of stronger-than-expected economic data. Elsewhere in the global interest rate futures markets, short positions in Japanese fixed-income futures experienced gains as prices dropped amid growing speculation that the Bank of Japan would end its ?ultra-easy? monetary policy and begin to increase
       interest rates.  Within the metals markets, a gain of approximately 2.6% was recorded throughout the quarter from long positions in copper, nickel, and aluminum futures, as well as long positions in the precious metals, such as gold. Base metals prices rallied sharply to record highs amid an increase in industrial demand from strong global economic growth and limited production ability. Gold prices rallied to 26-year highs, boosted by continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high oil prices, and strong global economic growth. A portion of these gains was offset by losses of approximately 2.8% within the currency markets during April from long positions in the U.S. dollar, as the value of the U.S. dollar declined against the Australian dollar, Swiss franc, and euro. This reversal in the value of the U.S. dollar was attributed to news that foreign central banks would diversify their currency reserves away from the U.S. dollar. The U.S. dollar also weakened on worries regarding the U.S. trade deficit and speculation that the U.S. Federal Reserve may be near the end of its cycle in interest rate increases. During June, long positions in the euro versus the U.S. dollar recorded losses as the U.S. dollar reversed higher against most of its rivals due to diplomatic developments made between the U.S. and Iran regarding Iran?s nuclear research program, as well as the news of the confirmed death of insurgent leader Abu Musab al-Zarqawi in Iraq. Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S.
       Federal Reserve?s 17th consecutive rate hike on June 29.
Additional losses of approximately 2.3% were incurred in the global equity indices markets during May from long positions in U.S., European, and Japanese stock index futures as equity prices closed lower during the month. U.S. and European stock indices incurred losses as prices declined due to inflation concerns and uncertainty regarding future interest rate policy. Meanwhile, Japanese equity markets suffered from a heavy sell-off as investors expressed concerns that the Japanese economy, which is heavily dependent on exports, could be significantly impacted by a global economic slowdown. Further losses were incurred during June from short positions in Japanese stock index futures as prices reversed higher due to solid economic data and strong investor sentiment for the region. Smaller losses of approximately 1.0% were incurred in the agricultural markets during May from short positions in corn futures as prices settled higher on technically-based buying. Long positions in wheat futures also experienced losses as prices moved lower during the first half of June on favorable weather forecasts across the U.S. wheat belt and reports from the U.S. Department of Agriculture showing improved crop conditions. Elsewhere in the agricultural complex, losses were incurred from short positions in soybean meal futures as prices ended higher in June after the prospect of hotter and drier weather was viewed as an increasing threat to inventories.

       The Partnership recorded total trading results including interest income totaling $40,009,586 and expenses totaling $17,116,467, resulting in net income of $22,893,119 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $18.60 at December 31, 2005 to $19.63 at June 30, 2006.

The most significant trading gains of approximately 8.5% were recorded in the global interest rate sector from short positions in German, British, and U.S. fixed-income futures. Within European markets, rising equity prices and strong economic growth increased speculation that the European Central Bank would accelerate its interest-rate tightening campaign, thus pushing prices for German and British fixed-income futures prices lower during April. Similarly, U.S. interest rate futures moved lower following the release of stronger-than-expected economic data. Additional gains of approximately 2.9% were experienced in the metals markets throughout a majority of the year from long copper, nickel, and aluminum futures positions, as well as long positions in precious metals, such as gold. Base metals prices rallied sharply to record highs amid an increase in industrial demand from strong global economic growth and limited production ability. Gold prices rallied to 26-year highs, boosted by continued geopolitical concerns regarding Iran?s nuclear program and inflation concerns due to high oil prices. Within the global stock index futures markets, gains of approximately 2.9% were
       recorded from long positions in European stock index
futures as prices trended higher during the first quarter on strong corporate earnings and solid economic data out of the European Union, Australia, Japan, and the United States. A portion of these gains for the first six months of the year was offset by losses of approximately 5.8% in the currency markets from long U.S. dollar positions versus the Swiss franc, euro, and New Zealand dollar as the U.S. dollar?s value reversed lower against these currencies. This reversal in the value of the U.S. dollar was attributed to news that foreign central banks would diversify their currency reserves away from the U.S. dollar. The U.S. dollar also weakened on worries regarding the U.S. trade deficit and speculation that the U.S. Federal Reserve may be near the end of its cycle in interest rate increases. During June, long positions in the euro versus the U.S. dollar recorded losses as the U.S. dollar reversed higher against most of its rivals due to diplomatic developments made between the U.S. and Iran regarding Iran?s nuclear research program, as well as the news of the confirmed death of insurgent leader Abu Musab al-Zarqawi in Iraq. Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve?s 17th consecutive rate hike on June 29. Within the agricultural markets, losses of approximately 1.6% were recorded from long positions in wheat futures as prices fell on forecasts for above-average rainfall in the U.S. growing regions. Additional losses in the agricultural complex were incurred from short positions in
       soybean meal futures as prices ended higher in June on technically-based buying. Finally, smaller losses were incurred from short positions in corn futures as prices moved higher on news of strong demand and bullish export data. Smaller losses of approximately 0.4% were experienced in the energy markets during the first quarter from long futures positions in crude oil and its related products as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $(8,757,172) and expenses totaling $8,770,553, resulting in a net loss of $17,527,725 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $19.31 at March 31, 2005 to $18.55 at June 30, 2005.

The most significant trading losses of approximately 3.9% were recorded in the global stock index futures markets, primarily during April from long positions in Japanese and European stock index futures as global equity prices declined sharply towards the beginning of the month on concerns for economic growth. Consistently weak economic data out of Japan, Germany, and France, as well as weaker-than-expected U.S. Gross Domestic Product data, resulted in prices continuing their decline throughout the second half of April, resulting in additional losses from long positions. Additional losses of approximately 3.9% were incurred in the energy markets during April from long futures positions in crude oil and its related products as prices reversed lower after U.S. government data pointed to greater production activity by refiners and rising supplies. Prices were also pressured lower by the release of slower demand growth forecasts by the International Energy Agency. Elsewhere in the energy sector, losses resulted from long positions in natural gas as prices declined in tandem with crude oil prices. During June, losses were incurred early in the month from short positions in natural gas futures as prices reversed higher on supply worries after a tropical storm entered the Gulf of Mexico. Additionally, losses were experienced from short positions in crude oil futures early in the month as prices increased due to news of weak supply from the Energy Information Administration. In the metals markets, Partnership losses of approximately 1.9% were recorded primarily during April from long positions in aluminum, copper, and zinc as prices fell due to news of an increase in supply and fears that a slowing global economy will weaken demand. Further losses were experienced during June from both long and short positions in gold futures amid significant volatility in market prices. Smaller losses of approximately 0.8% were incurred in the agricultural complex, from long positions in cotton futures
       during May as prices declined on news of weak demand in
China, and technically-based selling. Elsewhere in the agricultural markets losses were incurred during May and June from long positions in coffee futures as prices decreased after the International Coffee Organization stated that supplies are currently sufficient to meet world demand. A portion of the Partnership?s losses for the quarter were offset by gains of approximately 6.0% in the global interest rate futures markets during April from long positions in the European bond futures as prices increased amid a steady stream of weak economic data from the major countries of the European Union. Additional gains were recorded during May from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that several hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and after French voters rejected the European Union constitution. In June, gains were recorded from long positions in European interest rate futures as prices moved higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged. Later in the month, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected. In the currency markets,
       gains of approximately 2.4% were recorded during May and
June from short positions in the euro, Swiss franc, and Japanese yen as the value of the U.S. dollar moved steadily higher after China downplayed rumors of a move toward a flexible exchange rate, the rejection of the European Union constitution by French voters, data indicating a slowing in the euro-zone and Japanese economies, and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve.

The Partnership recorded total trading results including interest income totaling $(61,361,054) and expenses totaling $18,187,932, resulting in a net loss of $79,548,986 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $22.16 at December 31, 2004 to $18.55 at June 30, 2005.

The most significant trading losses of approximately 5.8% were recorded in the global stock index futures markets during January from long positions in U.S. equity index futures as prices finished the month lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy, and the potential for corporate profit growth to slow down. Then in March, losses were experienced from long positions in U.S. and Pacific Rim stock index futures after equity prices moved lower early in the month amid concerns about the growing U.S. trade deficit, weakness in the U.S. dollar, inflation fears, and a surge in
       crude oil prices.  In April, losses were incurred from long positions in Japanese stock index futures as prices declined sharply towards the beginning of the month on concerns for economic growth. Consistently weak economic data out of Japan, Germany, and France, as well as weaker-than-expected U.S. Gross Domestic Product data, resulted in prices continuing their decline throughout the second half of April, resulting in additional losses from long positions. Losses of approximately 4.6% were incurred in the currency markets from positions in the euro relative to the Japanese yen, the U.S. dollar, and the British pound. During January long positions in the euro versus most its rivals incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union. Further losses were recorded during January from positions in the euro against the Japanese yen and the British pound as the value of the euro moved erratically against these currencies. Elsewhere in the currency markets, losses resulted from positions in the South African rand, New Zealand dollar, and the Australian dollar relative to the U.S. dollar primarily during January, as the value of the U.S. dollar moved erratically amid speculation that U.S. interest rates were likely to continue to rise and fears that the re-valuation of the Chinese yuan was farther away than expected. In the energy markets, losses of approximately 4.3%
       were incurred during January from short positions in crude oil as prices moved higher amid speculation that OPEC would move to cut production. Prices were also strengthened by forecasts for cold winter weather in the Northeastern U.S. During April, long positions in crude oil resulted in additional losses as prices reversed sharply lower after the U.S. government data pointed to greater production activity by refiners and rising supplies. Prices were also pressured lower by the release of slower demand growth forecasts by the International Energy Agency. Elsewhere in the energy sector, losses resulted from long positions in natural gas as prices dropped throughout the month in tandem with crude oil prices. Additional losses in the energy markets were experienced during June from short positions in natural gas futures as prices reversed higher on supply. Losses were experienced from short positions in crude oil futures early in the month as prices increased due to news of weak supply from the Energy Information Administration. Additional losses of approximately 1.4% were incurred in the agricultural complex primarily during April from long futures positions in wheat as prices fell in response to favorable weather in growing regions, improved crop conditions, and reduced foreign demand. Smaller agricultural losses were incurred from long positions in cotton futures during May as prices declined on news of weak demand in China and technically-based selling. Losses of approximately 1.3% were recorded in the metals markets, primarily during January and April from long positions in aluminum futures as
       prices weakened on renewed strength in the U.S. dollar, lower equity prices, and news of a drop in Chinese demand. Further losses were experienced during April and June from both long and short positions in gold futures amid significant volatility in market prices. A portion of these losses for the first six months of the year was offset by gains of approximately 3.0% recorded in the global interest rate futures markets during January from long positions in European bond futures as prices moved higher due to conflicting economic data out of the European Union and uncertainty in the equity markets. During May, further gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that several hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and French voters rejected the European Union constitution. In June, gains were recorded from long positions in European interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data. Later in the month, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2006 and 2005. At June 30, 2006 and 2005, the Partnership?s total capitalization was approximately $434 million and $435 million, respectively.

Primary Market	June 30, 2006	June 30, 2005
Risk Category	 Value at Risk 	 Value at Risk

Interest Rate	(0.69)%	(5.24)%
Currency	(0.37)	(3.57)
Equity	(0.13)	(3.72)
Commodity 	(0.27)	(0.23)
Aggregate Value at Risk	        (0.75)%	(5.39)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006.

Primary Market Risk Category	High	Low	Average
Interest Rate	(3.49)%	(0.09)%	(1.17)%

Currency	(1.15)	(0.37)	(0.87)

Equity	 (3.32)	(0.13)	(2.04)

Commodity	(0.61)	(0.05)	(0.31)

Aggregate Value at Risk	(6.04)%	(0.75)%	(3.17)%




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

       The VaR tables provided present the results of the
Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of June 30, 2006, such amount is equal to approximately 95% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at June 30, 2006 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range
       from short to long-term instruments.  Consequently,
changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At June 30, 2006, the second largest market exposure of the Partnership was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2006, the Partnership?s major exposures were to the euro, Canadian dollar, Australian dollar, Japanese yen, Swiss franc, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At June 30, 2006, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partnership?s primary market exposures were to the S&P 500 (U.S.), Euro Stoxx 50 (Europe), DAX (Germany), CAC 40 (France), NASDAQ 100 (U.S.), RUSSELL 2000 (U.S.), TOPIX (Japan), and Hang Seng (China) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at June 30, 2006 was to the markets that comprise these sectors. Most of the exposure was to the coffee, cotton, soybean meal, wheat, and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At June 30, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2006 were in British pounds, Japanese yen, Hong Kong dollars, Australian dollars, Swiss francs, euros, and Swedish kronas. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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




       <table> PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s
Report on Form 10-Q for the quarter ended March 31, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS
					SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration	3,000,000.000		November 6, 1998	333-60115
Additional Registration	6,000,000.000		March 27, 2000	333-91563
Additional Registration	2,000,000.000		July 29, 2002	  333-85076
Additional Registration	9,000,000.000		February 26, 2003	333-103166
Additional Registration	  30,000,000.000		April 28, 2004	333-113876
Total Units Registered          50,000,000.000

Units sold through 6/30/06	      34,289,128.040
Units unsold through 6/30/06	    15,710,871.960

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2006 was $640,105,514.

       Since no expenses are chargeable against the proceeds, 100%
of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION

Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On May 11, 2006, the National Futures Association approved Mr.
Walter Davis, Mr. Michael McGrath, and Mr. Andrew Saperstein as directors of Demeter.

On July 20, 2006, the National Futures Association approved Mr.
Walter Davis as an associated person of Demeter.

Item 6.  EXHIBITS

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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



                     Morgan Stanley Charter Graham L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

August 14, 2006      By: /s/ Kevin Perry
                             Kevin Perry
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.