Form 10-Q
period 2006-09-30
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2006-11-13
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 or

[ ]	TRANSTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       	No___________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer____Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X


       <table> 	MORGAN STANLEY CHARTER GRAHAM L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2006



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2006
 		(Unaudited) and December 31, 2005..........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2006 and 2005 (Unaudited)..............3

		Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)..4

		Statements of Cash Flows for the Nine Months
		Ended September 30, 2006 and 2005 (Unaudited)..............5

		Notes to Financial Statements (Unaudited)...............6-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......14-31

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................31-45

Item 4.	Controls and Procedures................................45



PART II. OTHER INFORMATION

Item 1A.	Risk Factors...........................................46

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds.....................................46-47

Item 5.	Other Information...................................47-48

Item 6.	Exhibits............................................48-49


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
	      2006       	      2005
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	373,627,579	396,726,923
	Restricted cash	    41,285,009	    29,685,072

	     Total cash	  414,912,588	  426,411,995

	Net unrealized gain (loss) on open contracts (MS&Co.)	6,146,013	     (1,496,739)
   	Net unrealized gain (loss) on open contracts (MSIL)	             (813,061)	       4,355,496

	     Total net unrealized gain on open contracts	      5,332,952	      2,858,757

	     Total Trading Equity	420,245,540	429,270,752

Subscriptions receivable	6,713,390	8,958,985
Interest receivable (Morgan Stanley DW)	      1,741,115	      1,331,130

	     Total Assets	  428,700,045	  439,560,867

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	6,644,849	15,313,368
Accrued brokerage fees (Morgan Stanley DW)	2,066,880	2,194,515
Accrued management fees	         688,960	         731,505

	     Total Liabilities	      9,400,689	   18,239,388

Partners? Capital

Limited Partners (21,969,249.706 and
      22,414,234.236 Units, respectively)	414,721,399	416,811,790
General Partner (242,510.501 Units)	      4,577,957	    4,509,689

         Total Partners? Capital	    419,299,356	 421,321,479

         Total Liabilities and Partners? Capital	   428,700,045	 439,560,867

NET ASSET VALUE PER UNIT	              18.88	            18.60

	The accompanying notes are an integral part of these financial statements.


	       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                    For the Three Months	                        For the Nine Months
  	       Ended September 30,     	                  Ended September 30,


                                  2006   	         2005    	        2006   	    2005
                                     $	                 $		            $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   5,397,356		    3,419,874 		  14,489,895	       8,869,999

EXPENSES
	Brokerage fees (Morgan Stanley DW)	6,357,821	6,458,636	19,195,171	20,237,371
	Management fees	   2,119,275      	    2,152,879	    6,398,392	     6,562,076

		Total Expenses 	    8,477,096	     8,611,515		 25,593,563	    26,799,447

NET INVESTMENT LOSS 	   (3,079,740)	   (5,191,641)	 (11,103,668)	  (17,929,448)

TRADING RESULTS
Trading profit (loss):
	Realized	(17,343,367)	21,898,474	14,939,322	(65,619,686)
	Net change in unrealized	    3,839,837	   (8,903,462) 		    2,474,195	      11,803,519

		Total Trading Results	  (13,503,530)	  12,995,012		  17,413,517	  (53,816,167)

NET INCOME (LOSS)	   (16,583,270)		    7,803,371	    6,309,849	 (71,745,615)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(16,401,565)	     7,719,132	                6,241,581	(70,963,809)
	General Partner 	                 (181,705) 	                    84,239                     68,268		(781,806)


NET INCOME (LOSS) PER UNIT

	Limited Partners	(0.75)                        0.33 	    0.28	 	(3.28)
	General Partner	(0.75)                        0.33 	    0.28	 	(3.28)







	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2006 and 2005
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest     	Partners	  Partner  	Total
		$	$	  $
Partners? Capital,
	December 31, 2004	21,497,776.200	471,290,914	5,146,964	476,437,878

Offering of Units	5,536,588.513	103,453,470	480,000	103,933,470

Net Loss                                                                  ?	  	(70,963,809)	(781,806)	(71,745,615)

Redemptions	  (3,586,471.803)	   (65,988,833)	         ?     	  (65,988,833)

Partners? Capital,
   September 30, 2005	 23,447,892.910	 437,791,742	  4,845,158	 442,636,900




Partners? Capital,
	December 31, 2005	22,656,744.737	416,811,790	4,509,689	421,321,479

Offering of Units	3,440,991.912	66,594,771	?    	66,594,771

Net Income                                                                ?	  	6,241,581	68,268	6,309,849

Redemptions	  (3,885,976.442)	   (74,926,743)	         ?     	  (74,926,743)

Partners? Capital,
   September 30, 2006	 22,211,760.207	 414,721,399	  4,577,957	 419,299,356











The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	For the Nine Months Ended September 30,

	  2006   	    2005
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	6,309,849	(71,745,615)
Noncash item included in net income (loss):
	Net change in unrealized	(2,474,195)	(11,803,519)

(Increase) decrease in operating assets:
	Restricted cash	(11,599,937)	56,184,120
	Interest receivable (Morgan Stanley DW)	(409,985)   	(435,101)

Decrease in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(127,635)	(189,160)
	Accrued management fees	        (42,545)	         (31,904)

Net cash used for operating activities	   (8,344,448)	   (28,021,179)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	68,840,366	110,255,310
Cash paid for redemptions of Units 	   (83,595,262)	    (60,200,895)

Net cash provided by (used for) financing activities	   (14,754,896)	     50,054,415

Net increase (decrease) in unrestricted cash	(23,099,344)	22,033,236

Unrestricted cash at beginning of period	   396,726,923	   381,380,031

Unrestricted cash at end of period	                                                 373,627,579	   403,413,267







	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2006
(Unaudited)

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

1.  Organization
Morgan Stanley Charter Graham L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan


       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Stanley Charter Series of funds, comprised of the Partnership, Morgan Stanley Charter WCM L.P. (formerly known as Morgan Stanley Charter Millburn L.P.), Morgan Stanley Charter Aspect L.P. (formerly known as Morgan Stanley Charter MSFCM L.P.), and Morgan Stanley Charter Campbell L.P. which effective as of May 1, 2006, no longer accepts subscriptions and exchanges of units of limited partnership interest (?Unit(s)?) from any other Charter Series of Funds for Units of Morgan Stanley Charter Campbell L.P.

Morgan Stanley Charter WCM L.P. and Morgan Stanley Charter Aspect
L.P. did not accept any subscriptions for investment or exchanges from other Charter Series of Funds for the September 30, 2006 and October 31, 2006 month-end closings.

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


       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 100% of its average daily funds held at Morgan Stanley DW at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW pays the Partnership interest received from MS & Co. and MSIL with respect to such Partnership?s assets deposited as margin. The Partnership pays brokerage fees to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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
       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                           Net Unrealized Gains
	               on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		 Exchange-	Off-Exchange-
Date	 Traded  	   Traded    	 Total	   Traded  	   Traded
	$	$	 $

Sep. 30, 2006   4,155,765	1,177,187	 5,332,952	Mar. 2008	 Dec. 2006
Dec. 31, 2005     786,903	2,071,854	 2,858,757	Jun. 2007	 Mar. 2006

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

MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $419,068,353 and $427,198,898 at September 30, 2006 and December 31, 2005,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts

       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the FASB issued FASB Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109? (?FIN 48?). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company?s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting

       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

in interim periods, disclosure and transition. FIN 48 is effective for the Partnership as of January 1, 2007. The Partnership is cur-rently evaluating the potential impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008 . The Part-nership is currently evaluating the potential impact of adopting SFAS No. 157.

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

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no
       trading.  These market conditions could prevent the
Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2006 and 2005 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements on pages 2 through 13 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $(8,106,174) and expenses totaling $8,477,096, resulting in a net loss of $16,583,270 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $19.63 at June 30, 2006 to $18.88 at September 30, 2006.

The most significant trading losses of approximately 3.9% were recorded in the global interest rate futures markets, primarily during July and August, from short positions in U.S. and European fixed-income futures as prices rallied amid geopolitical concerns after North Korea conducted long-range missile tests, terrorist bombings aboard commuter trains in Bombay, India, and fears of an escalating conflict between Israel and Lebanon. During July, prices were also boosted by U.S. Federal Reserve Chairman Ben Bernanke?s testimony before Congress, which eased fears of accelerating inflation and suggested that interest rate increases would possibly come to a pause at the August U.S. Federal Reserve meeting. Elsewhere in the global interest rate sector, German and British fixed-income futures were pressured higher on news
       that the European Central Bank and the Bank of England kept interest rates unchanged. During August, prices continued to increase on concerns of a slowing global economy and news that Iran will continue its nuclear research program. U.S. interest rate futures prices were also pressured higher by government reports showing a slowdown in the U.S. economy. Elsewhere in the global interest rate sector, German fixed-income futures prices rose after the ?ZEW? report showed investor confidence in Germany fell to its lowest level since June 2001, while British fixed-income futures prices increased on weaker-than-expected industrial data out of the United Kingdom. In the currency markets, losses of approximately 0.8% were recorded, primarily during July, from long positions in the euro versus the U.S. dollar as the U.S. dollar strengthened against its major rivals following narrower-than-expected May U.S. trade deficit data, while the value of the euro moved lower after the European Central Bank decided to keep interest rates unchanged. Elsewhere in the currency sector, short positions in the New Zealand dollar versus the U.S. dollar recorded losses during July as the value of the New Zealand dollar increased on consistently strong economic data out of New Zealand. Further losses were incurred from short positions in the Mexican peso at the beginning of July as the value of the peso gained sharply on the U.S. dollar after Felipe Calderon was declared the winner of Mexico?s Presidential election. Newly established long positions in the peso incurred additional losses at the end of the month as the peso weakened
       against the U.S. dollar, weighed down by fears of a
slowing U.S. economy. During August, losses were incurred from short positions in the New Zealand dollar as the value of the New Zealand dollar moved higher amid recent reports showing a solid economy, which increased speculation that the Reserve Bank of New Zealand would continue to raise interest rates in the near-future. Finally, during September, short positions in the U.S. dollar against the euro, Australian dollar, New Zealand dollar, and Mexican peso recorded losses as the U.S. dollar reversed higher after revisions to U.S. quarterly productivity data showed unit labor costs rose last year at the fastest pace since 1990. Additional losses of approximately 0.2% were incurred in the energy sector, during July, from short positions in natural gas futures as prices moved higher amid hot weather across much of the U.S. and news of a decline in domestic supplies. Losses of approximately 0.2% were also experienced in the metals markets, primarily during July and September, from long positions in nickel, zinc, and copper futures as prices were pressured lower on concerns of decreasing demand amid an economic slowdown in China and speculation of a weak U.S. housing market. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.8% experienced in the global stock index futures markets during September from long positions in European equity index futures as prices climbed higher amid falling oil prices. Furthermore, Spanish equity index futures prices moved significantly higher on merger and acquisition activity in the
       utility sector, while French equity index futures prices gained on revised statistics showing the French economy grew at its fastest pace in five-and-a-half years. In addition, European equity markets were supported higher after the European Central Bank decided to leave interest rates unchanged. Smaller gains of approximately 0.1% were experienced within the agricultural complex during July and August from short positions in soybean meal futures as prices fell sharply amid slow export sales, drought-breaking rains and cooler temperatures in the U.S. Midwest. Elsewhere in the agricultural complex, short positions in sugar futures experienced gains as prices were pressured lower following U.S. Department of Agriculture data, which showed ethanol-production using sugarcane is more costly than expected, as well as from low physical demand and high inventories.

The Partnership recorded total trading results including interest income totaling $31,903,412 and expenses totaling $25,593,563, resulting in net income of $6,309,849 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit increased from $18.60 at December 31, 2005 to $18.88 at September 30, 2006.

The most significant trading gains of approximately 4.7% were recorded in the global stock index futures markets from long positions in European stock index futures as prices trended higher during the first quarter on strong corporate earnings and
       solid economic data out of the European Union, Australia,
Japan, and the United States. European equity index futures prices also climbed higher during September amid falling oil prices. Furthermore, Spanish equity index futures prices moved significantly higher on merger and acquisition activity in the utility sector, while French equity index futures markets gained on revised statistics showing the French economy grew at its fastest pace in five-and-a-half years. In addition, European equity markets were supported higher after the European Central Bank decided to leave interest rates unchanged. Elsewhere in the global stock index sector, long positions in Hong Kong equity index futures experienced gains as prices trended higher throughout the first six months of the year on strong corporate earnings and solid economic data. Hong Kong equity index futures prices also increased further during July on an optimistic economic outlook for the region after Gross Domestic Product in China surged to 10.9% in the first half of the year. Additional gains of approximately 4.2% were incurred in the global interest rate futures markets during March and April from short positions in German, British, and U.S. fixed-income futures as prices fell on strength in the equity markets and investor sentiment that global interest rates would continue to rise in order to combat inflation. Additional gains of approximately 2.7% were experienced in the metals sector throughout the first half of the year from long copper, nickel, aluminum, and gold futures positions. Base metals prices rallied sharply to record highs
       amid an increase in industrial demand from strong global economic growth and limited production ability. Gold prices rose to 26-year highs in May, boosted by continued geopolitical concerns regarding Iran?s nuclear program and inflation concerns due to high oil prices. A portion of these gains for the first nine months of the year was offset by losses of approximately
6.5% recorded in the currency sector from long U.S. dollar positions versus the euro, Swiss franc, and Australian dollar as the U.S. dollar?s value reversed lower on news that foreign central banks would diversify their currency reserves away from the U.S. dollar. The U.S. dollar also weakened on worries regarding the U.S. trade deficit and speculation that the U.S. Federal Reserve was near the end of its cycle in interest rate increases. During June, long positions in the euro versus the U.S. dollar recorded losses as the U.S. dollar reversed higher against most of its rivals due to diplomatic developments made between the U.S. and Iran regarding Iran?s nuclear research program, as well news confirming the death of insurgent leader
Abu Musab al-Zarqawi in Iraq. Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve?s 17th consecutive interest rate hike on June
29. Additional losses were also incurred during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso weakened on political uncertainty in Mexico. Additional losses of approximately 1.5% were incurred in the agricultural complex from long positions in wheat futures as
       prices fell during March on forecasts for above-average rainfall in U.S. growing regions. Prices also moved lower during the first half of June on favorable weather forecasts across the U.S. growing regions and reports from the U.S. Department of Agriculture showing improved crop conditions. Elsewhere in the agricultural complex, losses were recorded during January from short positions in coffee futures as prices increased sharply early in the month amid news of a smaller crop in Brazil. Additional losses were experienced from newly established long positions in coffee futures during February as prices reversed lower. Smaller losses of approximately 0.6% were incurred in the energy sector during the first quarter from long futures positions in crude oil and its related products as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild winter weather in the U.S. Northeast.

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $16,414,886 and expenses totaling $8,611,515, resulting in net income of $7,803,371 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit increased from $18.55 at June 30, 2005 to $18.88 at September 30, 2005.

The most significant trading gains of approximately 10.0% were recorded in the global stock index futures markets, primarily during July and September from long positions in Japanese and European equity index futures. During July, long positions benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S, Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, long positions in Japanese stock index futures experienced gains as prices moved sharply higher on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment, and a sustained upturn in consumer spending. Additional sector gains in September resulted from long positions in European stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. In the energy markets, gains of approximately 5.2% were recorded during August from long futures positions in natural gas, unleaded gasoline, and crude oil as prices climbed higher throughout the month on supply and
       demand concerns.  After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities. Smaller gains of approximately 0.4% were experienced in the metals markets, from long positions in copper as prices trended higher throughout the quarter amid consistent strong demand from China. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 9.4% in the global interest rate futures markets from both long and short positions in the U.S. and European fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union and volatility in energy prices. Additional losses of approximately 2.9% were recorded within the currency markets during August from short positions in the euro versus the U.S. dollar, British pound, Japanese yen, and the Australian dollar as the value of the euro advanced against its major rivals in response to strong signals of euro-zone economic improvement and enthusiasm for a positive reading of an index of business confidence in Germany, which had previously risen for two consecutive months. Elsewhere in the currency markets, losses were recorded during July and August from short positions in the South African rand against the U.S. dollar as the value of the South African rand moved higher on strong economic data out of South Africa. Finally, losses were recorded from long positions
       in the British pound against the Swiss franc during July as the value of the pound dropped against all its major rivals on geopolitical concerns after a terror attack on the London public transportation system.


The Partnership recorded total trading results including interest income totaling $(44,946,168) and expenses totaling $26,799,447, resulting in a net loss of $71,745,615 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $22.16 at December 31, 2004 to $18.88 at September 30, 2005.

The most significant trading losses of approximately 7.4% were recorded in the currency markets from positions in the euro relative to the Japanese yen, the U.S. dollar, and the British pound. During January, long positions in the euro versus most of its rivals incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union. Further losses were recorded during January from positions in the euro against the Japanese yen and British pound as the value of the euro moved erratically against these currencies. Additional losses were incurred during August from short positions in the euro versus the U.S. dollar, British pound, and Japanese yen as the value of
       the euro advanced against its major rivals in response to strong signals of euro-zone economic improvement and enthusiasm for a positive reading of an index of business confidence in Germany, which had previously risen for two consecutive months. Elsewhere in the currency markets, losses resulted from positions in the South African rand, New Zealand dollar, and Australian dollar relative to the U.S dollar primarily during January, as the value of the U.S. dollar moved erratically amid speculation that U.S. interest rates were likely to continue to rise on fears that the revaluation of the Chinese yuan was farther away than expected. Additional losses of approximately 6.7% were incurred in the global interest rate futures markets during February from long positions in long-term U.S. and European interest rate futures as prices declined in response to strong global economic data and congressional testimony by U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. In April, further losses were recorded from short positions in U.S. interest rate futures as prices reversed higher in a ?flight-to-quality? amid weakness in the equity markets due to concerns for the sustainability of a healthy global economy. Finally, losses were experienced throughout the third quarter from both long and short positions in the U.S. and European fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union, and volatility in energy prices. Additional losses of approximately 1.4% were incurred in the agricultural complex primarily during April from long futures positions in wheat as prices fell in response to favorable weather in growing regions, improved crop conditions, and reduced foreign demand. Elsewhere in the agricultural complex, losses were incurred from long positions in cotton futures during May as prices declined on news of weak demand in China and technically-based selling. Smaller losses were experienced from positions in soybean meal futures as prices moved in a trendless pattern through a majority of the year. Within the metals markets, losses of approximately 0.9% were recorded during January and April from long positions in aluminum futures as prices weakened on renewed strength in the U.S. dollar, lower equity prices, and
news of a drop in Chinese demand.   Then in July, additional
losses were incurred from short positions in aluminum as prices reversed higher. Further losses in the metals markets were experienced during April and June from both long and short positions in gold futures amid significant volatility in market prices. A portion of these losses for the first nine months of the year was offset by gains of approximately 3.6% recorded in the global stock index futures markets during February from long positions in European and Japanese equity index futures as equity prices moved higher early in the month amid the successful elections in Iraq and lower-than-expected unemployment data out of the U.S. Equity prices in Japan were also pressured higher when positive economic data painted a brighter picture of the Far
       East Region?s economy.  In June, further gains were
recorded from long positions in European equity index futures as prices rallied on the perception that weakness in the euro could stimulate the European economy by making exports more attractive to foreign buyers. Prices were also bolstered by strong economic data out of the U.S. and news of a trade deal between the European Union and China that would avoid tariffs and manage the growth of Chinese textile imports to Europe through the end of 2008. Finally, gains were recorded during July and September from long positions in Japanese and European equity index futures. During July, long positions benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S, Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. Then in September, long positions in Japanese stock index futures experienced gains as prices moved sharply higher on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Additional gains of approximately 0.7% were recorded in the energy markets, primarily during August from long positions in natural gas as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concern for heavily damaged, or even possibly destroyed,
refineries and production facilities.   Smaller gains resulted
from long futures positions in unleaded gasoline as prices also moved higher during August.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by
       the Partnership typically to be many times the total
capitalization of the Partnership.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that
       occurred over this time period.  This generates a
probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2006 and 2005.
       At September 30, 2006 and 2005, the Partnership?s total capitalization was approximately $419 million and $443 million, respectively.

Primary Market	September 30, 2006	September 30, 2005
Risk Category	 Value at Risk 	 Value at Risk

Equity	(2.54)%	(2.35)%
Interest Rate	(1.12)	(0.09)
Currency	(0.54)	(0.98)
Commodity 	(0.27)	(0.61)
Aggregate Value at Risk	        (2.51)%	(2.83)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

       The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006.

Primary Market Risk Category	High	Low	Average
Equity	(3.32)%	(0.13)%	(2.09)%

Interest Rate	(3.49)	(0.41)	(1.43)

Currency	(1.15)	(0.37)	(0.76)

Commodity	(0.31)	(0.05)	(0.22)

Aggregate Value at Risk	(6.04)%	(0.75)%	(3.09)%




Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2006, such amount is equal to approximately 92% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute
       forward-looking statements within the meaning of Section
27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at September 30, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan,
       Italy, and Canada.  The stock index futures traded by the
Partnership are by law limited to futures on broadly-based indices. The Partnership?s primary market exposures were to the DAX (Germany), CAC 40 (France), IBEX 35 (Spain), Euro Stoxx 50 (Europe), S&P 500 (U.S.), Hang Seng (China), FTSE 100 (United Kingdom), NASDAQ 100 (U.S.), TOPIX (Japan), NIKKEI 225 (Japan), Dow Jones (U.S.), RUSSELL 2000 (U.S.), and stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest exposure of the Partnership at September 30, 2006 was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures
       positions in the government debt of smaller nations -
e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at September 30, 2006 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2006, the Partnership?s major exposures were to the euro, Canadian dollar, Australian dollar, Japanese yen, Swiss franc, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. At September 30, 2006, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the soybean meal, coffee, cocoa, cotton, corn, and sugar markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At September 30, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	At September 30, 2006, the Partnership had market
exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as zinc, copper, and aluminum. The Partnership also
       had exposure to precious metals, such as gold.
Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor utilizes trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2006 were in euros, Hong Kong dollars, British pounds, Swiss francs, Japanese yen, Swedish kronor, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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

         PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s
Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS
<caption
					SEC
Registration Statement on Form S-1  Units Registered   Effective Date       File Number
Initial Registration	3,000,000.000		November 6, 1998	333-60115
Additional Registration	6,000,000.000		March 27, 2000	333-91563
Additional Registration	2,000,000.000		July 29, 2002	  333-85076
Additional Registration	9,000,000.000		February 26, 2003	333-103166
Additional Registration	  30,000,000.000		April 28, 2004	333-113876
Total Units Registered          50,000,000.000

Units sold through 9/30/06	      35,149,740.611
Units unsold through 9/30/06    14,850,259.389

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2006 was $656,332,210.

       Since no expenses are chargeable against the proceeds, 100%
of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION

Management. On September 22, 2006, the following individual was elected as a Director of Demeter. Jacques Chappuis, age 37, is a Director of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received a B.A. degree in finance from Tulane University in 1991 and an MBA in finance, with honors, from the Columbia University Graduate School of Business in 1998.

       On November 6, 2006, Mr. Kevin Perry resigned his position as Chief Financial Officer of Demeter effective November 7, 2006.

On November 7, 2006, the Board of Directors of Demeter appointed Mr. Lee Horwitz as the Chief Financial Officer of Demeter. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Horwitz currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.

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



                     Morgan Stanley Charter Graham L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

November 14, 2006    By: /s/ Lee Horwitz
                             Lee Horwitz
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.