Form 10-K
period 2006-12-31
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2007-03-09
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2006 or

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

	Units of Limited Partnership Interest

	(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes          No  X

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes          No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$429,720,991 at June 30, 2006.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


	       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2006
                                                                   Page No.

DOCUMENTS INCORPORATED BY REFERENCE  . . . . . . . . . . . . . . . . . . 1
Part I .

  Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . 2-5

  Item 1A.  Risk Factors . . . . . . . . . .  . . . . . . . . . . . . . .6

  Item 1B.  Unresolved Staff Comments . . .  . . . . . . . . . . . . . . 6

  Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . 6

  Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 6

  Item 4.   Submission of Matters to a Vote of Security Holders. . . . . 6
Part II.

  Item 5.   Market for Registrant's Partnership Units
            and Related Security Holder Matters  . . . . . . . . . . . 7-8

  Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . 9

  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . .10-30

  Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk  . . . . . . . . . . . . . . . . . . . . . . 30-44

  Item 8.   Financial Statements and Supplementary Data. . . . . . . 44-45

  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure  . . . . . . . . . . . .45

  Item 9A.  Controls and Procedures . . . .  . . . . . . . . . . . . 45-48

  Item 9B.  Other Information . . . . . . .  . . . . . . . . . . . . . .48

Part III.

  Item 10.  Directors, Executive Officers and Corporate
        Governance . . . . . . . . . . . . . . . . . . . . . . . 49-56

  Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . .56

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management and Related Security Holder Matters. . . .56-57

  Item 13.  Certain Relationships and Related Transactions,
        and Director Independence. . . . . . . . . . . . . . . . . .57

  Item 14.  Principal Accountant Fees and Services . . . . . . . . . 57-59
Part IV.
  Item 15.  Exhibits and Financial Statement Schedules . . . . . . . 60-61

	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

	Partnership?s Prospectus dated
	November 8, 2006 		  I

	Annual Report to Morgan Stanley
	Charter Series Limited Partners
	for the year ended December 31, 2006	 II, III, and IV




       PART I
Item 1.  BUSINESS
(a) General Development of Business. Morgan Stanley Charter Graham L.P. (?the Partnership?) is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership commenced trading operations on March 1, 1999. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter WCM L.P. (formerly known as Morgan Stanley Charter Millburn L.P.) , Morgan Stanley Charter Aspect L.P. (formerly known as Morgan Stanley Charter MSFCM L.P.), and Morgan Stanley Charter Campbell L.P. which effective May 1, 2006, no longer accepts subscriptions and exchanges of units of limited partnership interest (?Unit(s)?) from any other Charter series of funds for Units of Morgan Stanley Charter Campbell L.P. (collectively, the ?Charter Series?).

Morgan Stanley Charter WCM L.P. and Morgan Stanley Charter Aspect L.P. did not accept any subscriptions for investment or exchanges from other Charter Series of funds for the September 30, 2006, October 31, 2006, and November 30, 2006 month-end closings.

       The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). MS&Co. acts as the counterparty on all of the foreign currency forward contracts. In 2007, Morgan Stanley intends to merge Morgan Stanley DW into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., will be the Partnership?s principal U.S. commodity broker?dealer. Demeter, Morgan Stanley DW, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. Graham Capital Management, L.P. (the ?Trading Advisor?) is the trading advisor to the Partnership.

Units are sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The managing underwriter for the Partnership is Morgan Stanley DW.

The Partnership began the year at a net asset value per Unit of $18.60 and returned 4.6% to $19.46 on December 31, 2006. For a more detailed description of the Partnership?s business, see subparagraph (c).

       (b) Financial Information about Segments.  For financial informa-tion reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options on such contracts. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Advisor. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated November 8, 2006 (the ?Prospectus?), incorporated by reference in this Form 10-K, set forth below.
  Facets of Business

  1. Summary                      1. "Summary" (Pages 3-11 of
                                     the Prospectus).

  2. Futures, Options, and        2. "The Futures, Options, and
     Forwards Markets                Forwards Markets? (Pages
                                     127-131 of the Prospectus).

  3. Partnership's Trading        3. "Use of Proceeds? (Pages
     Arrangements and                26-27 of the Prospectus).
     Policies                        "The Trading Advisors"
                                     (Pages 75-98 of the
                                     Prospectus).

4. Management of the Part-      4. "The Trading Advisors ?
   nership			   		  Management Agreements?
                                     (Page 75 of the Pros-
                                     pectus).  ?The General
                                     Partner? (Pages 71-74 of
the Prospectus).  ?The
Commodity Brokers? (Pages
102-103 of the Prospectus)
and "The Limited Partnership
Agreements? (Pages 107 -110
of the Prospectus).

  5. Taxation of the Partner-     5. "Material Federal Income
     ship's Limited Partners         Tax Considerations" and
                                     ?State and Local Income Tax
                                     Aspects" (Pages 117-125
							  of the Prospectus).


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

Item 1A.  RISK FACTORS
The Partnership is in the business of speculative trading of futures, forward, and options. For a detailed description of the risks that may affect the Partnership or the limited partnership interests offered by the Partnership, see those portions of the Partnership?s Prospectus dated November 8, 2006, incorporated by reference in this Form 10-K, set forth in the ?Risk Factors? section of the Prospectus at pages 12-17.

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

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.



                           PART II
Item 5.MARKET FOR REGISTRANT'S PARTNERSHIP UNITS AND RELATED
       SECURITY HOLDER MATTERS


(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2006, was approximately 14,007.

(c) Distributions. No distributions have been made by the Partner-ship since it commenced trading operations on March 1, 1999. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.

(d) Securities Sold; Consideration. Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through December 31, 2006, was $673,925,821.

(e) Underwriter. The managing underwriter for the Partnership is Morgan Stanley DW.

(f) Use of Proceeds.

					SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number



Initial Registration	3,000,000.000		November 6, 1998	333-60115
Additional Registration	6,000,000.000		March 27, 2000	333-91563
Additional Registration	2,000,000.000		July 29, 2002	  333-85076
Additional Registration	9,000,000.000		February 26, 2003	333-103166
Additional Registration	  30,000,000.000		April 28, 2004	333-113876
Total Units Registered          50,000,000.000

Units sold through 12/31/06	     36,066,059.396
Units unsold through 12/31/06  _13,933,940.604

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus included as part of the above referenced Registration Statements.


       <table>
Item 6.  SELECTED FINANCIAL DATA (in dollars)




            	 	           For the Years Ended December 31,
            	    2006   	      2005          2004           2003        2002

Total Trading
Results including
interest income	 53,330,934	   (42,632,520)  46,935,381    47,428,993   34,435,014


Net Income (Loss)	 19,292,183	   (78,211,095)  12,451,485    27,245,238   24,627,018


Net Income (Loss)
Per Unit (Limited
& General Partners)	 0.86	        (3.56)         0.28  	       3.04         5.07


Total Assets      434,681,492   439,560,867   485,512,885   275,757,181  117,617,443


Total Limited
Partners'
Capital	   	415,478,418   416,811,790   471,290,914   267,851,230  115,164,948


Net Asset Value
Per Unit    		19.46		  18.60         22.16         21.88        18.84




       Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan
Stanley DW as non-clearing broker, and MS&Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to affect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no
       trading.  These market conditions could prevent the
Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2006 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts
       reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $53,330,934 and expenses totaling $34,038,751, resulting in net income of $19,292,183 for the year ended December 31, 2006. The Partnership?s net asset value per Unit increased from $18.60 at December 31, 2005, to $19.46 at December 31, 2006.
       Total redemptions and subscriptions for the year were
$104,826,253 and $84,188,382 respectively, and the Partnership?s ending capital was $419,975,791 at December 31, 2006, a decrease of $1,345,688 from ending capital at December 31, 2005, of $421,321,479.

The most significant trading gains of approximately 12.8% were recorded in the global stock index futures markets from long positions in European and Hong Kong stock index futures as prices trended higher during the first quarter on strong corporate earnings and solid economic data out of the European Union, Australia, Japan, and the United States. Further gains in the global stock index futures market were recorded during September from long positions in European and Pacific Rim equity index futures as prices climbed higher amid falling oil prices. Furthermore, prices increased on merger and acquisition activity and consistently strong economic data out of the Euro-Zone. In addition, Hong Kong equity index futures prices increased on an optimistic economic outlook for the region. Further gains were experienced in the global stock index futures markets during October from long positions in European and Hong Kong equity index futures after news of the world?s largest initial public offering in China. Finally, in December, long positions in European and Pacific Rim equity index futures resulted in further gains as prices moved higher on weak energy prices and investor optimism about the future of the global economy. Additional
       gains of approximately 2.9% were experienced in the metals sector throughout the first half of the year from long zinc, copper, nickel, aluminum, and gold futures positions. Base metals prices rallied sharply to record highs amid an increase in industrial demand from strong global economic growth and limited production ability, while gold prices rose to 26-year highs due to continued geopolitical concerns regarding Iran?s nuclear program and inflation concerns due to high oil prices.
Additional gains were recorded from long positions in zinc and aluminum futures during October as prices rose amid labor protests in producer countries and news that inventories had declined more than expected. A portion of the Partnership?s gains for the year was offset by losses of approximately 5.4% recorded in the currency sector from long U.S. dollar positions versus the euro, Swiss franc, and Australian dollar as the U.S. dollar?s value reversed lower against these currencies on news that foreign central banks would diversify their currency reserves away from the U.S. dollar. The U.S. dollar also weakened on worries regarding the U.S. trade deficit and speculation that the U.S. Federal Reserve was near the end of its cycle in interest rate increases. During June, long positions in the euro versus the U.S. dollar recorded losses as the U.S. dollar reversed higher against most of its rivals due to diplomatic developments made between the U.S. and Iran regarding Iran?s nuclear research program, as well as news confirming the death of insurgent leader Abu Musab al-Zarqawi in Iraq.
       Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve?s 17th consecutive interest rate hike on June 29. Additional losses were incurred during the first and second quarters from both short and long positions in the Mexican peso relative to the U.S. dollar as the value of the peso moved without consistent direction amid political uncertainty in Mexico. Finally, in October, losses were experienced from long positions in the U.S. dollar versus the Swiss franc and the euro as the value of the U.S. dollar declined towards the latter half of the month after the U.S. Department of Commerce reported slower than expected growth in third quarter U.S. Gross Domestic Product, as well as a faster than expected decline in consumer core inflation. Additional losses of approximately 2.1% were incurred in the agricultural complex from long positions in wheat futures as prices fell during March on forecasts for above-average rainfall in U.S. growing regions. Additional losses were recorded during June from long positions in wheat as prices moved lower on favorable weather forecasts across the U.S. growing regions and reports from the U.S. Department of Agriculture showing improved crop conditions. Elsewhere in the agricultural complex, losses were incurred from short positions in coffee futures as prices reversed higher amid large U.S. export sales and news of a smaller than expected crop from Brazil. Within the global interest rate sector, losses of approximately 1.3% were incurred largely from short positions in U.S. and Japanese fixed-income
       futures in August as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. U.S. interest rate futures prices were also pressured higher by government reports showing a slow-down in the U.S. economy and soft inflation data, which boosted expectations that the U.S. Federal Reserve would hold interest rates steady. Further losses were incurred from long positions in Japanese fixed income futures during December as prices fell after the Tankan survey showed business confidence unexpectedly improved to a two-year high. Smaller losses of approximately 0.2% were incurred in the energy sector primarily during March from short positions in crude oil and unleaded gas futures as prices increased early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Prices then continued to move higher towards the end of March on concerns regarding the possibility of economic sanctions by the United Nations against Iran, one of the world's largest oil producers. Further losses were recorded during November from short positions in crude oil futures and its related products as prices rose on supply concerns after a major Nigerian facility ceased production following a hostage situation.

The Partnership recorded total trading results including interest income totaling $(42,632,520) and expenses totaling $35,578,575, resulting in a net loss of $78,211,095 for the year ended December 31, 2005. The Partnership?s net asset value per Unit decreased
       from $22.16 at December 31, 2004, to $18.60 at December 31,
2005. Total redemptions and subscriptions for the year were $104,122,266 and $127,216,962, respectively, and the Partnership?s ending capital was $421,321,479 at December 31, 2005, a decrease of $55,116,399 from ending capital at December 31, 2004, of $476,437,878.

The most significant trading losses of approximately 9.1% were recorded in the global interest rate futures markets during February from long positions in long-term U.S. and European interest rate futures as prices declined in response to strong global economic data and congressional testimony by U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. In April, further losses were recorded from short positions in U.S. interest rate futures as prices reversed higher in a ?flight to quality? amid weakness in equities. Finally, losses were experienced throughout the third and fourth quarters from positions in U.S. and European fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union, and volatility in energy prices. Additional losses of approximately 6.5% were recorded in the currency markets, primarily from positions in the euro relative to the Japanese yen, the U.S. dollar, and the British pound. During January, long positions in the euro versus most of its
       rivals incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union. Additional losses were incurred during August from short positions in the euro versus the U.S. dollar, British pound, and Japanese yen as the value of the euro advanced against its major rivals in response to strong signals of Euro-Zone economic improvement. In December, short positions in the euro against the U.S. dollar resulted in losses as the value of the euro increased on the possibility that the European Central Bank could raise interest rates in 2006. Elsewhere in the currency markets, losses resulted from positions in the South African rand, New Zealand dollar, and Australian dollar relative to the U.S dollar primarily during January, as the value of the U.S. dollar moved erratically amid speculation that U.S. interest rates were likely to continue to rise and on fears that the re-valuation of the Chinese yuan was farther away than expected. Additional losses were incurred during December from long positions in the New Zealand dollar relative to the U.S. dollar as the value of the New Zealand dollar declined on weaker than expected economic growth data and investor confidence that further interest rate hikes from the Reserve Bank of New Zealand were unlikely. Additional losses of approximately 1.2% were incurred in the agricultural complex primarily during April from long futures
       positions in wheat as prices fell in response to favorable weather in growing regions, improved crop conditions, and reduced foreign demand. Elsewhere in the agricultural complex, losses were incurred from long positions in cotton futures during May as prices declined on news of weak demand in China. Smaller losses were experienced from positions in soybean meal futures through a majority of the year. In the energy markets, losses of approximately 0.2% were recorded during January from short futures positions in crude oil as prices moved higher amid speculation that OPEC would move to cut production later in the month and on forecasts for cold winter weather in the Northeastern U.S. In April, long futures positions in crude oil incurred losses after prices reversed lower as U.S. government data pointed to greater production activity by refiners and rising supplies. Prices were also pressured lower by the release of slower demand growth forecasts. Further losses were experienced during June, September, October, and December from both long and short positions in crude oil futures as prices moved without consistent direction amid conflicting news regarding supply and demand, as well as due to weather related factors. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 3.7% recorded in the global stock index futures markets during February from long positions in European and Japanese equity index futures as prices moved higher early in the month amid the elections in Iraq and lower than expected unemployment data out of the U.S. Equity
       prices in Japan were also pressured higher when positive economic data painted a brighter picture of the Far East Region?s economy. In June, further gains were recorded from long positions in European equity index futures as prices rallied on the perception that weakness in the euro could stimulate the European economy. Prices were also bolstered by strong economic data out of the U.S. and news of a trade deal between the European Union and China that would avoid tariffs and manage the growth of Chinese textile imports to Europe through the end of 2008.
During July, long positions in European and Japanese equity index benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a re-valuation of the Chinese yuan would likely ease trade tensions between China, the U.S, Europe, and Japan. In September, long positions in Japanese stock index futures experienced gains as prices moved sharply higher on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment, and a sustained upturn in consumer spending.
 Additional gains resulted from long positions in European stock index futures amid declining oil prices and as investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Finally, long positions in Japanese and European stock index futures
       experienced gains in December as prices increased due to a decline in energy prices and anticipation that a strong holiday shopping season would improve the retail sectors of the European and Japanese economies. Further affecting the value of Japanese equity prices was strong investor optimism that the Japanese economy would continue to improve in 2006. Within European stock indices, prices were pressured higher on the possibility of an end to U.S. interest rate increases. Within the metals markets, gains of approximately 0.7% were recorded from long futures positions in copper and zinc as prices had trended higher throughout a majority of the year on persistent demand from China.

The Partnership recorded total trading results including interest income totaling $46,935,381 and expenses totaling $34,483,896, resulting in net income of $12,451,485 for the year ended December 31, 2004. The Partnership?s net asset value per Unit increased from $21.88 at December 31, 2003, to $22.16 at December 31, 2004.
Total redemptions and subscriptions for the year were $28,256,679 and $221,533,280, respectively, and the Partnership?s ending capital was $476,437,878 at December 31, 2004, an increase of $205,728,086 from ending capital at December 31, 2003, of $270,709,792.

The most significant trading gains of approximately 5.4% were recorded in the energy markets. During much of the year, long
       positions in crude oil and its related products behaved well as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, might break up or stop selling oil, major production disruptions in the Gulf of Mexico, growing civil unrest in Nigeria, and the threat of a national strike in Norway. Additional gains of approximately 4.8% were experienced in the global interest rate futures markets from long positions in European interest rate futures during February, March, August, and September as prices rallied on uncertainty in the global equity markets, disappointing economic data, safe-haven buying amid major geopolitical concerns, and a surge in oil prices. Further gains from long positions in European interest rates were recorded in the fourth quarter as prices continued to trend higher for the aforementioned reasons, in addition to the rise in the value of the euro, which created strong demand for euro-denominated investments. Gains of approximately 1.7% were experienced in the agricultural markets during January, March, and June from long positions in corn futures as prices increased on news of strong demand from Asia. Further gains were experienced during July and August from short positions in corn futures as prices weakened due to ideal weather conditions in the growing regions of the U.S. Midwest, reports of increased inventories, and weaker export demand. Elsewhere in this complex, gains were recorded from short positions in cotton futures, primarily during March, April, June, and July, as prices
       trended lower amid rising supplies and news of a
consistent decline in demand from China. Additional gains of approximately 0.3% were experienced in the currency markets during January, February, September, October, and November from long positions in the New Zealand dollar, Canadian dollar, and Australian dollar (collectively, the ?Commodity Currencies?) versus the U.S. dollar as their value strengthened due to higher gold prices and interest rate hikes by the Reserve Bank of New Zealand and the Bank of Canada. The widening U.S. Current-Account deficit, concerns for potential terrorist attacks, and rising oil prices also pulled the value of the U.S. dollar lower versus these currencies, as well as versus the euro throughout much of the year, resulting in further gains. Elsewhere in the currency markets, gains were experienced during January and February from short positions in the Swiss franc relative to the U.S. dollar as the value of the franc moved lower due to conflicting economic data out of Switzerland. Long positions in the Swiss franc relative to the U.S. dollar resulted in additional gains in November as the value of the U.S. dollar declined when investors concluded that the Bush Administration was unlikely to intervene in the currency markets to strengthen the U.S. dollar. Gains of approximately 0.3% were generated in the metals markets, primarily during the first and fourth quarters, from long futures positions in copper and aluminum as prices trended higher in response to greater demand from Asia driven by a declining U.S. dollar. A portion of the
       Partnership?s overall gains for the year was offset by losses of approximately 1.7% in the global stock index futures markets during March, May, July, August, and September from positions in European equity index futures as prices moved without consistent direction due to conflicting economic data, volatility in energy prices, and significant geopolitical concerns. Additional losses were incurred from positions in U.S. equity index futures, particularly the Russell 2000 Index, as prices moved in a trendless pattern for the aforementioned reasons.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2006 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2006, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

       Market Risk.
The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts? being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and the Trading Advisor was unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

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

Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options contracts, traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades affected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

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

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
       Partnership presently deals with MS&Co. as the sole
counterparty on forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2006, which is incorporated by reference to
Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership?s operations.

New Accounting Developments.
In July 2006, the Financial Accounting Standards Board (?FASB?) issued Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is
       effective for the Partnership as of January 1, 2008. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, ?Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements? (?SAB No. 108?) to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires a company to apply an approach that considers the amount by which the current year income statement is misstated (?rollover approach?) and an approach that considers the cumulative amount by which the current year balance sheet is misstated (?iron-curtain approach?). Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for the Partnership as of January 1, 2007. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against Partners? Capital for those prior year misstatements that were not material under the Partnership?s prior approach, but are deemed material under the SAB No. 108 approach. Demeter does not expect the adoption of SAB No. 108 to have a material impact on the Partnership?s Financial Statements.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.
The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished
       by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account
       linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100.
VaR typically does not represent the worst case outcome.   Demeter
uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2006 and 2005. At December 31, 2006 and 2005, the Partnership?s total capitalization was approximately $420 million and $421 million, respectively.

Primary Market            December 31, 2006   December 31, 2005
Risk Category               Value at Risk       Value at Risk

Equity                  		 (3.14)%              (2.37)%

Currency                       (2.61)               (0.96)

Interest Rate                  (1.31)               (0.41)

Commodity                      (0.27)               (0.05)

Aggregate Value at Risk        (4.19)%              (3.06)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the
       Partnership?s open positions across all the market
categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2006, VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2006, through December 31, 2006.

Primary Market Risk Category      High        Low      Average

Equity            			   (3.32)%	(0.13)%	(2.28)%

Currency                     	   (2.61)		(0.37)	(1.17)

Interest Rate       		   (3.49)		(0.69)	(1.65)

Commodity  				   (0.31)	 	(0.27)	(0.28)

Aggregate Value at Risk 		   (6.04)%	(0.75)%	(3.37)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2005, and for the four quarter-end reporting periods during calendar year 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of December 31, 2006, such amount is equal to approximately 88% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash
       management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at December 31, 2006, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2006, the Partnership?s primary market exposures were to the DAX (Germany), CAC 40 (France), Euro Stoxx 50 (Europe), NIKKEI 225 (Japan), NASDAQ 100 (U.S.), FTSE 100 (United Kingdom), S&P 500 (U.S.), IBEX 35 (Spain), Hang Seng (China), TOPIX (Japan), Dow Jones (U.S.), and RUSSELL 2000 (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the
       Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The second largest market exposure of the Partnership at December 31, 2006, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2006, the Partnership?s major exposures were to the euro, Canadian dollar, Australian dollar, Japanese yen, Swiss franc, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at December 31, 2006, was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures
       positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. At December 31, 2006, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the coffee, cotton, corn, cocoa, wheat, sugar, and soybean meal markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At December 31, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	At December 31, 2006, the Partnership had market
exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as aluminum, zinc, and copper. The Partnership also had exposure to precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

       Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2006, were in euros, Hong Kong dollars, Japanese yen, British pounds, Swiss francs, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)


Quarter     Total Trading Results       Net         Net Income/
Ended     including interest income Income/(Loss) (Loss) Per Unit

2006
March 31         $ 22,768,809       $ 14,386,307     $ 0.64
June 30            17,240,777          8,506,812       0.39
September 30       (8,106,174)       (16,583,270)     (0.75)
December 31        21,427,522 	   12,982,334 	     0.58

Total            $ 53,330,934		 $ 19,292,183	   $ 0.86


2005
March 31         $(52,603,882)      $(62,021,261)    $(2.85)
June 30            (8,757,172)       (17,527,725)     (0.76)
September 30       16,414,886          7,803,371       0.33
December 31         2,313,648 	   (6,465,480)	    (0.28)

Total            $(42,632,520)	 $(78,211,095)	   $(3.56)




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

       Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2006.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2006.

Item 9B.  OTHER INFORMATION
None.



       PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter, its general partner.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 41, is a Director, Chairman of the Board of Directors, and President of Demeter. Mr. Davis is an Executive Director of Morgan Stanley and the Director of Morgan Stanley?s Managed Futures Department. Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank?s Alternative Investment Group. Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 51, is a Director of Demeter. Mr. Zafran is a Managing Director of Morgan Stanley and, in November 2005, was named Managing Director of Wealth Solutions. Previously, Mr. Zafran was Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 41, is a Director of Demeter. Mr. Ketterer is a Managing Director of Morgan Stanley and is head of Morgan Stanley?s Managed Money Group. The Managed Money Group is comprised of a number of departments (including the Alternative Investments Group, Consulting Services Group, and Mutual Fund Department) which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and distribution divisions of the firm. Mr. Ketterer received his MBA from New York University?s Leonard
N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Effective May 1, 2005, Mr. Harry Handler, age 48, is a Director of Demeter. Mr. Handler serves as an Executive Director of Morgan Stanley?s Global Wealth Management Group. Mr. Handler works in Morgan Stanley?s Capital Markets Division as Equity Risk Officer. Additionally, Mr. Handler also serves as Chairman of the Morgan Stanley DW Best Execution Committee and manages the Global Wealth
       Management Group?s Stock Lending business.  In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk for Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Effective May 1, 2006, Mr. Richard D. Gueren, age 45, is a Director of Demeter. Mr. Gueren is Executive Director, Retail Options and Transactional Futures at Morgan Stanley. He is responsible for marketing the options product to the firm?s approximately 400 offices and 8,000 Financial Advisors. Mr. Gueren first joined Dean Witter in August 1986, as a member of the Options Strategy/Trading team. In 1997, Dean Witter merged with Morgan Stanley. Mr. Gueren is the firm?s Senior Registered Options Principal. He is a member of several Morgan Stanley
       committees, including the firm?s National Error Committee and Best Execution Committee. He is an advisory member to the Credit & Risk Committee. Mr. Gueren is also an active member of several exchange and industry committees, including the Retail Advisory committees for the Chicago Board Options Exchange, the American Stock Exchanges, the Philadelphia Stock Exchange, the Pacific Stock Exchange, and the International Securities Exchange. Mr. Gueren is also an Industry Arbitrator for the NASD and has been seated on numerous industry cases over the past eight years. He has also been asked to testify as an expert witness regarding options on numerous occasions. Mr. Gueren holds a Bachelor of Science in Economics from the University of Hartford.

Effective May 1, 2006, Mr. Michael P. McGrath, age 38, is a Director of Demeter. Mr. McGrath is a Managing Director and the Director of Product Development for Morgan Stanley?s Global Wealth Management Group. In this role, Mr. McGrath oversees the flow of new products and services being offered through Global Wealth Management in the United States. He coordinates the firm?s New Product Committee as well as being a voting member on the committee. He is also a voting member of the Global Wealth Management Alternative Investments Due Diligence Committee, the Global Wealth Management Insurance Due Diligence Committee, and the Portfolio Architect Oversight Committee, and is a member of the Global Advisor Research Due Diligence Committee. Mr. McGrath joined Morgan Stanley in 2004, after three years with Nuveen Investments, a publicly traded investment management company
       headquartered in Chicago, Illinois.  At Nuveen, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to the ultra-high net worth investor. Mr. McGrath received his BA degree from Saint Peters College in 1990 and his MBA in Finance from New York University in 1996.



Effective May 1, 2006, Mr. Andrew Saperstein, age 39, is a Director of Demeter. Mr. Saperstein is Chief Operating Officer of National Sales for Morgan Stanley?s Global Wealth Management Group, and serves as a member of the group?s Executive Committee. One of the largest businesses of its kind in the world with $640 billion in client assets, the Global Wealth Management Group provides a range of wealth management products and services to individuals, businesses, and institutions. These include brokerage and investment advisory services, financial and wealth planning, credit and lending, banking and cash management, annuities and insurance, retirement and trust. Prior to joining Morgan Stanley in March 2006, Mr. Saperstein was with Merrill Lynch as First Vice President and Chief Operating Officer of the Direct Division, and served as a member of the Global Private Client Executive Committee. In this capacity, he was responsible for the oversight of the online brokerage unit and the Financial Advisory Center, including the Retail Client Relationship Management group, the Services, Operations and Technology group, the Client Acquisition team, and the Business Development and Analysis team. Mr. Saperstein joined Merrill Lynch in November
       2001.  Prior to Merrill Lynch, Mr. Saperstein was a partner in the Financial Institutions group of McKinsey & Co. Additionally, he served as co-leader of both the North American Asset Management and Brokerage Practice and North American Recruiting. Mr. Saperstein graduated cum laude from Harvard Law School and summa cum laude from the Wharton School/College of Arts and Sciences at the University of Pennsylvania with a dual degree in Economics and Finance.

Effective September 22, 2006, Mr. Jacques Chappuis, age 37, is a Director of Demeter. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments of Morgan Stanley?s Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that, a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received an MBA in Finance, with honors, from the Columbia University Graduate School of Business in 1998 and a B.A. in finance from Tulane University in 1991.

Effective November 6, 2006, Mr. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter and a Principal of Demeter. Mr.
       Horwitz currently serves as an Executive Director within
Morgan Stanley?s Financial Control Group. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.
All of the foregoing directors have indefinite terms.



Effective May 1, 2006, Mr. Jeffrey A. Rothman resigned his position as a Director of Demeter.

Effective May 1, 2006, Mr. Richard A. Beech resigned his position as a Director of Demeter.

Effective May 1, 2006, Ms. Shelley Hanan resigned her position as a Director of Demeter.

Effective November 6, 2006, Mr. Kevin Perry resigned his position as Chief Financial Officer of Demeter.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and has no audit committee and, thus, no audit committee financial expert.

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


Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners ? At December
31, 2006, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2006,
Demeter owned 231,068.501 Units of general partnership interest, representing a 1.07 percent interest in the Partnership.

(c)  Changes in Control ? None.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE

Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2006, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $25,529,062 for the year ended December 31, 2006.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Morgan Stanley DW, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Morgan Stanley DW through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2006.

(1)	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessments of the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $50,428 for the year ended December 31, 2006, and $50,041 for the year ended December 31, 2005.

(2)	Audit-Related Fees.  None.

(3)	Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2006 and 2005 for professional services in connection with tax compliance, tax advice, and tax planning.
The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees.  None.

Because the Partnership has no audit committee, the Board of Directors of Demeter, its general partner, functions as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approval policies
       and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP that are borne by Morgan Stanley DW through the brokerage fees paid for by the Partnership are approved by Morgan Stanley?s Board Audit Committee and the Board of Directors of Demeter.
       PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


1. Listing of Financial Statements
The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2006, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December
31, 2006, 2005, and 2004.

-	Statements of Financial Condition, including the
Schedules of Investments, as of December 31, 2006 and
2005.

-	Statements of Operations, Changes in Partners' Capital,
and Cash Flows for the years ended December 31, 2006, 2005, and 2004.

-	Notes to Financial Statements.



With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
Report to Limited Partners for the year ended December 31, 2006, is not deemed to be filed with this report.

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
					General Partner

March 9, 2007         BY:  /s/  Walter Davis
                                Walter Davis, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.


BY: /s/ 	Walter Davis	                    		March 9, 2007
	  	Walter Davis, President

    /s/    Frank Zafran       	             		March 9, 2007
           Frank Zafran, Director

    /s/    Douglas J. Ketterer   	             		March 9, 2007
           Douglas J. Ketterer, Director

    /s/    Harry Handler		           		March 9, 2007
	    	Harry Handler, Director

    /s/ 	Richard Gueren        		         		March 9, 2007
	 	Richard Gueren, Director

    /s/	Michael McGrath		                 	March 9, 2007
	  	Michael McGrath, Director

    /s/  	Andrew Saperstein	                 	March 9, 2007
	    	Andrew Saperstein, Director

    /s/  	Jacques Chappuis		                 	March 9, 2007
	    	Jacques Chappuis, Director

    /s/  	Lee Horwitz			                 	March 9, 2007
	    	Lee Horwitz, Chief Financial Officer





       EXHIBIT INDEX
ITEM
3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership's
Prospectus, dated November 8, 2006, filed with the
Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as
amended, on November 14, 2006.
3.02	Certificate of Limited Partnership, dated July 15,
1998, is incorporated by reference to Exhibit 3.02 of
the Partnership's Registration Statement on Form S-1
(File No. 333-60115) filed with the Securities and
Exchange Commission on July 29, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Graham L.P.), is
incorporated by reference to Exhibit 3.01 of the Partnership?s Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on November 6,
2001.
10.02	Management Agreement, dated as of November 6, 1998,
among the Partnership, Demeter, and Graham Capital Management, L.P., is incorporated by reference to
Exhibit 10.01 of the Partnership's Quarterly Report on
Form 10-Q (File No.     0-25603) filed with the
Securities and Exchange Commission on May 17, 1999.
10.03	Form of Subscription and Exchange Agreement and Power
of Attorney to be executed by each purchaser of Units
is incorporated by reference to Exhibit B of the Partnership?s Prospectus, dated November 8, 2006, filed with the Securities and Exchange Commission
pursuant to Rule 424(b)(3) under the Securities Act of
1933, as amended, on November 14, 2006.
10.04	Amended and Restated Escrow Agreement, dated as of
August 31, 2002, among the Partnership, Morgan Stanley Charter Millburn L.P., Morgan Stanley Charter Welton
L.P., Morgan Stanley Charter MSFCM L.P., Morgan
Stanley DW, and JP Morgan Chase Bank, is incorporated by reference to Exhibit 10.04 of the Partnership?s Registration Statement on Form S-1 (File No. 333-
103166) filed with the Securities and Exchange
Commission on February 13, 2003.

10.05	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of November
13, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K (File No. 0-25603) filed
with the Securities and Exchange Commission on November
6, 2001.
  10.05(a)Amendment No. 1 to the Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW
Inc. is incorporated by reference to Exhibit 10.05(a) of
the Partnership?s Form 10-Q (File No. 0-25603) filed with
the Securities and Exchange Commission on November 10,
2005.
  10.05(b)Amendment No. 1 to the Customer Agreement between the Partnership and Morgan Stanley DW Inc., dated July 1,
2005, is incorporated by reference to Exhibit 10.05(b) of
the Partnership?s Form 10-Q (File No. 0-25603) filed with
the Securities and Exchange Commission on August 12,
2005.
10.06	Commodity Futures Customer Agreement between MS&Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of November 6, 2000, is incorporated
by reference to Exhibit 10.02 of the Partnership?s Form
8-K (File No. 0-25603) filed with the Securities and
Exchange Commission on November 6, 2001.
10.07	Customer Agreement between the Partnership and MSIL, dated
as of November 6, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-
25603) filed with the Securities and Exchange Commission
on November 6, 2001.
10.08	Foreign Exchange and Options Master Agreement between
MS&Co. and the Partnership, dated as of August 30, 1999,
is incorporated by reference to Exhibit 10.05 of the
Partnership?s Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.
10.09	Form of Subscription Agreement Update Form is incorporated
by reference to Exhibit C of the Partnership?s Prospectus, dated November 8, 2006, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on November 14, 2006.

10.10	Securities Account Control Agreement among the
Partnership, MS&Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit 10.03
of the Partnership?s Form 8-K (File No. 0-25603) filed
with the Securities and Exchange Commission on November 6,
2001.
13.01	December 31, 2006, Annual Report to Limited Partners is
filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

<MODULE<
<NAME>     CHARANN06
<CIK>    0001066656
<CCC>    bcjvrg3$
</MODULE>








- 1 -

? 10 ?