Form 10-K/A
period 2006-12-31
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2007-03-23
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K/A
(Amendment No. 1)

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




EXPLANATORY NOTE

This Annual Report on Form 10-K/A (?Form 10-K/A?) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 9, 2007 (the ?Original Filing?). This Form 10-K/A is a technical amendment to add as Exhibit 13.01 the Annual Report to Limited Partners for the year ended December 31, 2006. The referenced exhibit was inadvertently omitted from the electronically filed document.

This form 10-K/A only adds the referenced exhibit, and we have not modified or updated other disclosures presented in our Original Filing. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time of the Original Filing.

































                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MORGAN STANLEY CHARTER GRAHAM L.P.
					(Registrant)

				BY:	Demeter Management Corporation,
					General Partner

March 23, 2007        BY:   /s/ Lee Horwitz                     ___
                                Lee Horwitz, Chief Financial Officer









































EXHIBIT INDEX
ITEM
13.01	December 31, 2006, Annual Report to Limited Partners is
filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
is filed herewith.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002 is filed herewith.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 is filed
herewith.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

                                                                 Morgan Stanley
                                                                 Charter Series

  December 31, 2006
  Annual Report

    [LOGO]

MORGAN STANLEY CHARTER SERIES

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year each Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for each Fund. Past performance is no guarantee of future results.

                                                                                                       INCEPTION-  COMPOUND
                                                                                                        TO-DATE   ANNUALIZED
                   1994    1995 1996 1997 1998   1999    2000  2001    2002   2003  2004   2005  2006    RETURN     RETURN
FUND                %       %    %    %    %      %       %     %       %      %     %      %     %        %          %
----------------------------------------------------------------------------------------------------------------------------
Charter Campbell    --      --  --    --  --      --      --    --    (4.2)   16.3   3.9   9.7    3.1     30.9       6.5
                                                                     (3 mos.)
----------------------------------------------------------------------------------------------------------------------------
Charter Aspect..   (7.3)   21.9 4.0  26.2 5.1    (9.2)   23.8 (3.3)    29.1   (5.1) (5.6) (19.6) 10.5     73.8       4.4
                 (10 mos.)
----------------------------------------------------------------------------------------------------------------------------
Charter Graham..    --      --  --    --  --      2.9    22.0  9.7     36.8   16.1   1.3  (16.1)  4.6     94.6       8.9
                                               (10 mos.)
----------------------------------------------------------------------------------------------------------------------------
Charter WCM.....    --      --  --    --  --     (7.2)   12.1 (11.3)   21.1   (0.6) (5.3) (0.6)  (2.4)    2.1        0.3
                                               (10 mos.)
----------------------------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
Telephone (212) 905-2700

MORGAN STANLEY CHARTER SERIES
ANNUAL REPORT
2006

Dear Limited Partner:
  This marks the fifth annual report for Morgan Stanley Charter Campbell L.P., the thirteenth annual report for Morgan Stanley Charter Aspect L.P., and the eighth annual report for Morgan Stanley Charter Graham L.P. and Morgan Stanley Charter WCM L.P. The Net Asset Value per Unit for each of the four Charter Series Funds ("Funds") as of December 31, 2006 was as follows:

                                                % CHANGE
                        FUNDS            N.A.V. FOR YEAR
                        --------------------------------
                        Charter Campbell $13.09    3.1%
                        --------------------------------
                        Charter Aspect   $17.38   10.5%
                        --------------------------------
                        Charter Graham   $19.46    4.6%
                        --------------------------------
                        Charter WCM      $10.21  (2.4)%
                        --------------------------------

  Since its inception in October 2002, Charter Campbell has returned 30.9% (a compound annualized return of 6.5%). Since its inception in March 1994, Charter Aspect has returned 73.8% (a compound annualized return of 4.4%). Since their inception in March 1999, Charter Graham has returned 94.6% (a compound annualized return of 8.9%) and Charter WCM has returned 2.1% (a compound annualized return of 0.3%).

  Detailed performance information for each Fund is located in the body of the financial report. For each Fund, we provide a chart that portrays trading gains and trading losses for the year in each sector in which the Fund participates.

  The trading results by sector charts indicate the year-to-date composite percentage returns generated by the specific assets dedicated to trading within each market sector in which each Fund participates. Please note that there is not an equal amount of assets in each market sector, and the specific allocations of assets by a Fund to each sector will vary over time within a predetermined range. Below each chart is a description of the factors that influenced trading gains and trading losses within each Fund during the year.

  Effective September 15, 2006, Demeter Management Corporation ("Demeter"), the general partner of Morgan Stanley Charter MSFCM L.P. ("Charter MSFCM"), decided to remove VK Capital, Inc. ("VK Capital") as the sole trading advisor to Charter MSFCM. Consequently, VK Capital ceased all futures interests trading on behalf of Charter MSFCM as of that date.

On October 16, 2006, Demeter and Aspect Capital Limited ("Aspect") entered into a management agreement in which Charter MSFCM was renamed to Morgan Stanley Charter Aspect L.P. ("Charter Aspect"), also pursuant to the management agreement, Aspect trades the Net Assets of Charter Aspect pursuant to its Diversified Program. Charter Aspect pays Aspect a monthly management fee equal to 1/12 of 2% ( a 2% annual rate) of the Partnership's Net Assets under management by Charter Aspect as of the first day of each month, as well as, an incentive fee equal to 20% of the trading profits earned by Charter Aspect as of the end of each month.

  Effective September 30, 2006, Demeter the general partner of Morgan Stanley Charter Millburn L.P. ("Charter Millburn"), decided to remove Millburn Ridgefield Corporation ("Millburn") as the sole trading advisor to Charter Millburn. Consequently, Millburn ceased all futures interests trading on behalf of Charter Millburn as of that date. On October 13, 2006, Demeter and Winton Capital Management Limited ("Winton") entered into a management agreement in which Charter Millburn was renamed to Morgan Stanley Charter WCM L.P. ("Charter WCM"), also pursuant to the management agreement, Winton trades the Net Assets of Charter WCM pursuant to its Diversified Trading Program. Charter WCM pays Winton a monthly management fee equal to 1/12 of 2% ( a 2% annual rate) of the Partnership's Net Assets under management by Charter WCM as of the first day of each month, as well as, an incentive fee equal to 20% of the trading profits earned by Charter WCM as of the end of each month.

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 330 Madison Ave., 8th Floor, New York, NY 10017, or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,
/s/ Walter J. Davis
Walter J. Davis
Chairman of the Board of Directors and President
Demeter Management Corporation,
General Partner of
Morgan Stanley Charter Campbell L.P.
Morgan Stanley Charter Aspect L.P.
Morgan Stanley Charter Graham L.P.
Morgan Stanley Charter WCM L.P.

                      This page intentionally left blank.

MORGAN STANLEY CHARTER CAMPBELL L.P.

                         [CHART]

                Year ended December 31, 2006
               ------------------------------
Currencies               2.57%
Interest Rates           2.89%
Stock Indices            6.95%
Energies                -6.65%
Metals                   2.02%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were recorded in the global stock index markets during the first quarter from long positions in European and U.S. stock index futures as global equity prices trended higher on strong corporate earnings and consistently strong economic data out of the U.S. and European Union. Also supporting the move higher in European equity index futures prices was news that German business sentiment had risen to its highest level since October 1991. During September, additional gains were recorded from long positions in European and U.S. equity index futures as prices increased amid falling oil prices, merger and acquisition activity, and the decision by the European Central Bank to leave interest rates unchanged. Finally, in December, long positions in European, Pacific Rim, and U.S. equity index futures resulted in gains as prices advanced due to a decline in oil prices and speculation that the U.S. Federal Reserve could possibly cut interest rates in the near future. Furthermore, Pacific Rim stock markets strengthened after consumer spending continued to pick up in China and Japan, Asia's two biggest economies.

.. Within the global interest rate sector, gains were recorded from short positions in U.S. interest rate futures during the first and second quarter as prices trended lower amid strength in the global equity markets and general sentiment that the U.S. Federal Reserve would keep lifting interest rates in order to stave off inflation. In December, further gains were experienced in the global interest rate sector from short positions in U.S. fixed-income futures as prices trended lower after data indicating strong jobs creation and another survey showed increased confidence in the labor market.

MORGAN STANLEY CHARTER CAMPBELL L.P.

.. Within the currency sector, gains were experienced due to long U.S. dollar positions relative to the New Zealand dollar in March as the value of the U.S. dollar moved higher amid expectations that the U.S. Federal Reserve would continue lifting U.S. interest rates to fend off inflation. In addition, the value of the New Zealand dollar was pulled lower on negative economic data out of that country. During November, short positions in the U.S. dollar versus the euro and the Australian dollar experienced gains as the value of the U.S. dollar declined against these currencies on news that foreign central banks would begin to more aggressively diversify reserves away from the U.S. dollar. Finally, the value of the U.S. dollar dropped sharply against the euro at the end of the month on expectations that the European Central Bank would continue to raise interest rates, rising home prices, merger and acquisition activity in the United Kingdom, and a marginal decline in unemployment within Germany and France.

.. Within the metals sector, additional gains were recorded, primarily during March, April, and May, from long futures positions in copper and zinc as prices advanced on a strong U.S. manufacturing survey from the Institute of Supply Management, news that China's pace of industrial production remained strong, and increasing demand from the U.S., China, and India.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses were incurred in the energy markets during February from long futures positions in crude oil and its related products as prices declined early in the month on reduced fears about a possible supply disruption to Iranian oil. Prices continued to decline after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future. Losses were also recorded during August and September from long futures positions in crude oil and its related products as prices reversed lower after remarks by the U.S. Department of Energy Secretary Samuel Bodman suggested there were adequate supplies to make up for the loss of output due to British Petroleum's recent pipeline shutdown in Alaska. Additionally, prices were pressured lower after reports of a terrorist plot to attack U.S.-bound flights from the United Kingdom increased concerns that demand for oil would weaken. Prices continued to move lower towards the latter half of August and into September after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and as OPEC reduced its 2006 oil demand growth forecast. Lastly, additional losses were incurred in December from long positions in crude oil futures as prices declined due to mild weather across the U.S. Northeast.

MORGAN STANLEY CHARTER ASPECT L.P.

                         [CHART]

                    Year ended December 31, 2006
                    ----------------------------
Currencies                    -0.41%
Interest Rates                 3.74%
Stock Indices                  0.39%
Energies                      -0.36%
Metals                         9.15%
Agriculturals                  0.73%

Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were recorded in the metals sector, primarily during the first and second quarters, from long positions in copper, nickel, aluminum, gold, and silver futures. During the first quarter, copper, aluminum, and nickel futures prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, gains were recorded from long positions in silver and gold futures as prices moved higher on persistent demand from foreign central banks and worries regarding global inflation. In addition, silver prices were also boosted after news that a silver-backed Exchange Traded Fund would launch. During the second quarter, copper, nickel, and aluminum futures prices continued to move higher on strong global industrial demand from the U.S., China, and India, while gold and silver futures prices both rallied to 25-year highs in April, benefiting from strong demand and lagging supply.

.. Additional trading gains were recorded in the global interest rate futures markets, primarily during the first half of the year, from short positions in U.S. and European interest rate futures as prices moved lower during March and April amid strength in regional equity markets and investor sentiment that interest rates in the United States and the European Union would rise in order to combat inflation. Smaller gains were experienced in August from long positions in Japanese and U.S. fixed-income futures as prices increased on higher demand amid concerns of a possible slowing of the global economy and news that Iran would continue its nuclear research program. In addition, Japanese fixed-income futures prices were pressured higher after lower than expected inflation data dampened expectations for another interest rate hike by the Bank of Japan.

MORGAN STANLEY CHARTER ASPECT L.P.

.. Within the agricultural complex, gains were recorded primarily during January from long positions in sugar futures as prices trended higher, moving to their highest level since 1981, in response to a decline in inventories, as well as from increased ethanol demand. Additional gains were experienced in July and August from short positions in sugar futures as prices were pressured lower following the U.S. Department of Agriculture data showing that ethanol-production using sugarcane was more costly than previously expected, as well as from low physical demand and high inventories.

.. Smaller gains were recorded in the global stock index sector from long positions in European and Asian stock index futures in January as global equity prices trended higher after a weaker than expected December U.S. jobs report raised hopes that the U.S. Federal Reserve would end its cycle of interest rate hikes sooner rather than later. In December, long positions in European and Asian equity index futures resulted in gains as prices moved higher, lifted by a decline in oil prices and speculation that the U.S. Federal Reserve could possibly cut interest rates in the near future. Additionally, European stocks gained on speculation of increased merger and acquisition activity in the region, while Pacific Rim stock markets ended higher as consumer spending continued to pick up in China and Japan.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses were recorded in the currency sector from long U.S. dollar positions versus the euro and Australian dollar as the U.S. dollar's value reversed lower in January on expectations that a string of increases in interest rates by the U.S. Federal Reserve would end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive U.S. dollar reserve, might diversify some of its assets into other currencies. In February, further losses were recorded from short U.S. dollar positions relative to the Australian dollar as the value of the U.S. dollar reversed higher due to predictions that U.S. interest rates would continue to increase. The value of the Australian dollar also moved lower in the wake of a temporary decline in gold prices. Further losses in the currency markets were recorded during May and June from long positions in the Australian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher after hawkish comments from several U.S. Federal Reserve officials implied another interest rate hike was necessary to help contain rising inflation. Losses were incurred during early July from short positions in the U.S. dollar against the euro and Swiss franc as the U.S. dollar strengthened against most of its major rivals following narrower than expected May U.S. trade deficit data. Meanwhile, the value of the euro was pressured lower after the European Central Bank decided to keep interest rates unchanged. Further losses were also recorded from short positions in the British pound versus the euro and the U.S. dollar as the British pound strengthened amid strong economic growth in the United Kingdom. Finally, during August, losses were incurred from short positions in the U.S. dollar versus the Swiss franc, euro, and Australian dollar as the U.S. dollar reversed higher in late August and early September after revisions to U.S. quarterly productivity data showed that unit labor costs had risen in 2006 at the fastest pace since 1990.

.. Within the energy sector, further losses were recorded primarily during May from long futures positions in crude oil as prices fell on renewed optimism that the standoff between Iran and the West would be resolved diplomatically. During June, smaller losses were incurred from short futures positions in crude oil and its related products as prices reversed higher amid reports from the U.S. Department of Energy showing lower than expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico.

MORGAN STANLEY CHARTER GRAHAM L.P.

                          [CHART]

                           Year ended December 31, 2006
                           ----------------------------
Currencies                          -5.40%
Interest Rates                      -1.27%
Stock Indices                       12.76%
Energies                            -0.25%
Metals                               2.88%
Agriculturals                       -2.14%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were recorded in the global stock index futures markets from long positions in European and Hong Kong stock index futures as prices trended higher during the first quarter on strong corporate earnings and solid economic data out of the European Union, Australia, Japan, and the United States. Further gains in the global stock index futures market were recorded during September from long positions in European and Pacific Rim equity index futures as prices climbed higher amid falling oil prices. Furthermore, prices increased on merger and acquisition activity and consistently strong economic data out of the Euro-Zone. In addition, Hong Kong equity index futures prices increased on an optimistic economic outlook for the region. Further gains were experienced in the global stock index futures markets during October from long positions in European and Hong Kong equity index futures after news of the world's largest initial public offering in China. Finally, in December, long positions in European and Pacific Rim equity index futures resulted in further gains as prices moved higher on weak energy prices and investor optimism about the future of the global economy.

.. Additional gains were experienced in the metals sector throughout the first half of the year from long zinc, copper, nickel, aluminum, and gold futures positions. Base metals prices rallied sharply to record highs amid an increase in industrial demand from strong global economic growth and limited production ability, while gold prices rose to 26-year highs due to continued geopolitical concerns regarding Iran's nuclear program and inflation concerns due to high oil prices. Additional gains were recorded from long positions in zinc and aluminum futures during October as prices rose amid labor protests in producer countries and news that inventories had declined more than expected.

MORGAN STANLEY CHARTER GRAHAM L.P.



FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses were recorded in the currency sector from long U.S. dollar positions versus the euro, Swiss franc, and Australian dollar as the U.S. dollar's value reversed lower against these currencies on news that foreign central banks would diversify their currency reserves away from the U.S. dollar. The U.S. dollar also weakened on worries regarding the U.S. trade deficit and speculation that the U.S. Federal Reserve was near the end of its cycle in interest rate increases. During June, long positions in the euro versus the U.S. dollar recorded losses as the U.S. dollar reversed higher against most of its rivals due to diplomatic developments made between the U.S. and Iran regarding Iran's nuclear research program, as well as news confirming the death of insurgent leader Abu Musab al-Zarqawi in Iraq. Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve's 17th consecutive interest rate hike on June 29. Additional losses were incurred during the first and second quarters from both short and long positions in the Mexican peso relative to the U.S. dollar as the value of the peso moved without consistent direction amid political uncertainty in Mexico. Finally, in October, losses were experienced from long positions in the U.S. dollar versus the Swiss franc and the euro as the value of the U.S. dollar declined towards the latter half of the month after the U.S. Department of Commerce reported slower than expected growth in the third quarter U.S. Gross Domestic Product, as well as a faster than expected decline in consumer core inflation.

.. Additional losses were incurred in the agricultural complex from long positions in wheat futures as prices fell during March on forecasts for above average rainfall in U.S. growing regions. Additional losses were recorded during June from long positions in wheat as prices moved lower on favorable weather forecasts across the U.S. growing regions and reports from the U.S. Department of Agriculture showing improved crop conditions. Elsewhere in the agricultural complex, losses were incurred from short positions in coffee futures as prices reversed higher amid large U.S. export sales and news of a smaller than expected crop from Brazil.

.. Within the global interest rate sector, losses were incurred largely from short positions in U.S. and Japanese fixed-income futures in August as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. U.S. interest rate futures prices were also pressured higher by government reports showing a slow-down in the U.S. economy and soft inflation data, which boosted expectations that the U.S. Federal Reserve would hold interest rates steady. Further losses were incurred from long positions in Japanese fixed income futures during December as prices fell after the Tankan survey showed business confidence unexpectedly improved to a two year high.

.. Smaller losses were incurred in the energy sector primarily during March from short positions in crude oil and unleaded gas futures as prices increased early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Prices then continued to move higher towards the end of March on concerns regarding the possibility of economic sanctions by the United Nations against Iran, one of the world's largest oil producers. Further losses were recorded during November from short positions in crude oil futures and its related products as prices rose on supply concerns after a major Nigerian facility ceased production following a hostage situation.

MORGAN STANLEY CHARTER WCM L.P.

                         [CHART]

                 Year ended December 31, 2006
                 ----------------------------
Currencies                 -7.08%
Interest Rates             -4.18%
Stock Indices               4.69%
Energies                    1.40%
Metals                      6.21%
Agriculturals              -1.32%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. The most significant trading losses were recorded in the currency markets during the first quarter from long U.S. dollar positions versus the Czech koruna, Norwegian krone, Swiss franc, Swedish krona, and Singapore dollar as the U.S. dollar's value reversed lower against these currencies during January on speculation that China, with a massive U.S. dollar reserve, would diversify some of its assets into other currencies. Additional losses in the currency markets were experienced during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso weakened on political uncertainty in Mexico, as well as during May from long positions in the Turkish lira and Mexican peso relative to the U.S. dollar as the value of these currencies declined sharply amid political uncertainty. During July, long positions in the euro versus the Mexican peso and the Turkish lira incurred losses as the value of the euro moved lower after the European Central Bank decided to keep its interest rate unchanged despite concerns about the rising core rate of inflation.

MORGAN STANLEY CHARTER WCM L.P.

.. Within the global interest rate sector, losses were experienced from short positions in U.S., European, and Canadian fixed-income futures in July as prices reversed higher on significant geopolitical concerns after North Korean long-range missile tests, terrorist bombings aboard commuter trains in Bombay, India and fears of an escalating conflict in the Middle East. In addition, prices were boosted by U.S. Federal Reserve Chairman Ben Bernanke's testimony before Congress, which eased fears of accelerating inflation and suggested that interest rate increases might come to a pause. Additional losses in the global interest rate sector were recorded in December from long positions in U.S., German, and Australian fixed income futures as prices declined due to strength from the equity markets. In addition, U.S. interest rate futures prices declined after data indicated strong jobs creation and another survey showed increased confidence in the labor market. Furthermore, German fixed-income futures prices moved lower after the European Central Bank lifted the benchmark interest rate to 3.5%, while Australian interest rate futures decreased amid consistently strong economic data leading investors to conclude that the Reserve Bank of Australia would potentially raise rates.

.. Additional losses were experienced from long positions in wheat and corn futures during the second quarter as prices moved lower on favorable weather forecasts across the U.S. corn and wheat belts and reports from the U.S. Department of Agriculture showing improved crop conditions. Elsewhere in the agricultural complex, short positions in soybean meal futures recorded losses, also during the second quarter, as prices benefited from large volumes of speculative buying. Further losses were incurred from short positions in live cattle futures as prices reversed higher, during the second quarter, after news that South Korea would resume the U.S. beef imports. In December, losses were recorded from short positions in cocoa futures as prices rose on speculation that production from the Ivory Coast was lower than expected.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Trading gains were experienced during the first half of the year, in the metals sector from long copper, zinc, and nickel futures positions as base metals prices rallied sharply to record highs amid strong global industrial demand from the U.S., China, and India. Elsewhere in the metals markets, gains were achieved from long futures positions in silver and gold as precious metals prices reached 26-year highs in May on persistent demand from foreign central banks. Additional gains were experienced from long positions in nickel futures during July and August as prices trended higher on reports of weak global stockpiles, consistently strong global demand and lower than forecasted production.

.. Within the global stock index sector gains were recorded during January and March from long positions in European, Hong Kong, South African, and Australian stock index futures as global equity prices trended higher during the first quarter on strong corporate earnings, and solid economic data. During September, additional gains were recorded from long positions in European equity index futures as prices increased amid falling oil prices, increased merger and acquisition activity, and the decision by the European Central Bank to leave interest rates unchanged. Elsewhere in the global stock index sector, gains were experienced throughout the third quarter from long positions in Hong Kong equity index futures as prices increased on an optimistic economic outlook for the region after Gross Domestic Product in China surged to 10.9% in the first six months of the year. Finally, in December, long positions in European and Pacific Rim equity index futures resulted in further gains as prices continued to move higher on lower energy prices, consistently strong economic data out of the Euro-Zone, and news that consumer spending continued to pick up in China and Japan. Smaller gains were incurred in the energy sector from short futures positions in natural gas and crude oil and its related products in December as prices decreased due to mild winter weather across the Northeastern United States. Furthermore, natural gas prices were pressured lower by news from the U.S. Department of Energy that domestic supplies were up 12% from a year earlier.

MORGAN STANLEY CHARTER SERIES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  Demeter Management Corporation ("Demeter"), the general partner of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P. (formerly Morgan Stanley Charter MSFCM L.P.), Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. (formerly Morgan Stanley Charter Millburn L.P.) (collectively, the "Partnerships"), is responsible for the management of the Partnerships.

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

  Management assessed the effectiveness of each Partnership's internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that each Partnership maintained effective internal control over financial reporting as of December 31, 2006.

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

/s/ Walter J. Davis

Walter J. Davis
President
Demeter Management Corporation

/s/ Lee Horwitz

Lee Horwitz
Chief Financial Officer
Demeter Management Corporation

New York, New York
February 28, 2007

MORGAN STANLEY CHARTER SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P. (formerly Morgan Stanley Charter MSFCM L.P.), Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. (formerly Morgan Stanley Charter Millburn L.P.):

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P., (formerly Morgan Stanley Charter MSFCM L.P.), Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. (formerly Morgan Stanley Charter Millburn L.P.) (collectively, the "Partnerships") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnerships' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnerships' internal control over financial reporting based on our audit.

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

  In our opinion, management's assessment that the Partnerships maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnerships maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2006 of the Partnerships and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
February 28, 2007

MORGAN STANLEY CHARTER SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P. (formerly Morgan Stanley Charter MSFCM L.P.), Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. (formerly Morgan Stanley Charter Millburn L.P.):

  We have audited the accompanying statements of financial condition of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P. (formerly Morgan Stanley Charter MSFCM L.P.), Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. (formerly Morgan Stanley Charter Millburn L.P.) (collectively, the "Partnerships"), including the schedules of investments, as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P. (formerly Morgan Stanley Charter MSFCM L.P.), Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. (formerly Morgan Stanley Charter Millburn L.P.) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, in 2006 and 2005, the Partnerships modified their classification of cash within the statements of cash flows.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnerships' internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnerships' internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnerships' internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
February 28, 2007

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                        ------------------------
                                                            2006         2005
                                                        -----------  -----------
                                                             $            $
                                     ASSETS
Equity in futures interests trading accounts:
 Unrestricted cash                                      355,636,882  360,451,084
 Restricted cash                                         37,612,693   38,241,731
                                                        -----------  -----------
   Total Cash                                           393,249,575  398,692,815
                                                        -----------  -----------

 Net unrealized gain (loss) on open contracts (MS&Co.)   23,915,253  (13,123,062)
 Net unrealized gain (loss) on open contracts (MSIL)       (205,700)     172,596
                                                        -----------  -----------
   Total net unrealized gain (loss) on open contracts    23,709,553  (12,950,466)
                                                        -----------  -----------

Net option premiums                                         125,257       --
                                                        -----------  -----------
   Total Trading Equity                                 417,084,385  385,742,349
Subscriptions receivable                                     --       13,754,739
Interest receivable (Morgan Stanley DW)                   1,680,668    1,136,822
                                                        -----------  -----------
   Total Assets                                         418,765,053  400,633,910
                                                        ===========  ===========

                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                       8,950,399    4,715,179
Accrued brokerage fees (Morgan Stanley DW)                1,930,134    1,979,943
Accrued management fees                                     852,475      874,475
                                                        -----------  -----------
   Total Liabilities                                     11,733,008    7,569,597
                                                        -----------  -----------
PARTNERS' CAPITAL
Limited Partners (30,763,739.696 and
 30,609,700.729 Units, respectively)                    402,578,194  388,854,021
General Partner (340,349.055 and
 331,424.599 Units, respectively)                         4,453,851    4,210,292
                                                        -----------  -----------
   Total Partners' Capital                              407,032,045  393,064,313
                                                        -----------  -----------
   Total Liabilities and Partners' Capital              418,765,053  400,633,910
                                                        ===========  ===========
NET ASSET VALUE PER UNIT                                      13.09        12.70
                                                        ===========  ===========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2006         2005         2004
                                       -----------  -----------  -----------
                                            $            $            $
  INVESTMENT INCOME
   Interest income (Morgan Stanley DW)  19,614,906    9,391,904    2,467,486
                                       -----------  -----------  -----------

  EXPENSES
   Brokerage fees (Morgan Stanley DW)   24,753,539   20,072,049   12,094,851
   Management fees                      10,932,810    8,702,588    5,128,216
   Incentive fee                            --           --        4,265,659
                                       -----------  -----------  -----------
     Total Expenses                     35,686,349   28,774,637   21,488,726
                                       -----------  -----------  -----------

  NET INVESTMENT LOSS                  (16,071,443) (19,382,733) (19,021,240)
                                       -----------  -----------  -----------

  TRADING RESULTS
  Trading profit (loss):
   Realized                            (11,170,042)  63,703,297   28,264,123
   Net change in unrealized             36,660,019  (11,953,244)  (6,209,755)
                                       -----------  -----------  -----------
     Total Trading Results              25,489,977   51,750,053   22,054,368
                                       -----------  -----------  -----------

  NET INCOME                             9,418,534   32,367,320    3,033,128
                                       ===========  ===========  ===========

  NET INCOME ALLOCATION:
  Limited Partners                       9,310,154   32,018,766    3,001,427
  General Partner                          108,380      348,554       31,701

  NET INCOME PER UNIT:
  Limited Partners                            0.39         1.12         0.44
  General Partner                             0.39         1.12         0.44

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER ASPECT L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                            DECEMBER 31,
                                                      ------------------------
                                                          2006        2005
                                                      -----------  -----------
                                                           $           $
                                    ASSETS
 Equity in futures interests trading accounts:
  Unrestricted cash                                   109,366,402  132,225,920
  Restricted cash                                      13,269,522    9,763,163
                                                      -----------  -----------
    Total Cash                                        122,635,924  141,989,083
                                                      -----------  -----------

  Net unrealized gain on open contracts (MS&Co.)        5,039,041    2,962,664
  Net unrealized gain (loss) on open contracts (MSIL)    (240,275)   4,458,024
                                                      -----------  -----------
    Total net unrealized gain on open contracts         4,798,766    7,420,688
                                                      -----------  -----------
    Total Trading Equity                              127,434,690  149,409,771
 Subscriptions receivable                               2,103,254    1,025,580
 Interest receivable (Morgan Stanley DW)                  484,328      486,775
                                                      -----------  -----------
    Total Assets                                      130,022,272  150,922,126
                                                      ===========  ===========

                       LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                    4,093,636    5,017,050
 Incentive fee payable                                  1,017,989      --
 Accrued brokerage fees (Morgan Stanley DW)               607,673      764,078
 Accrued management fees                                  202,558      254,693
                                                      -----------  -----------
    Total Liabilities                                   5,921,856    6,035,821
                                                      -----------  -----------
 PARTNERS' CAPITAL
 Limited Partners (7,064,097.616 and
  9,108,599.482 Units, respectively)                  122,749,550  143,289,197
 General Partner (77,740.841 and
  101,524.841 Units, respectively)                      1,350,866    1,597,108
                                                      -----------  -----------
    Total Partners' Capital                           124,100,416  144,886,305
                                                      -----------  -----------
    Total Liabilities and Partners' Capital           130,022,272  150,922,126
                                                      ===========  ===========
 NET ASSET VALUE PER UNIT                                   17.38        15.73
                                                      ===========  ===========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                        ------------------------------------
                                           2006         2005         2004
                                        ----------  -----------  -----------
                                            $            $            $
   INVESTMENT INCOME
    Interest income (Morgan Stanley DW)  6,351,353    5,375,673    2,427,231
                                        ----------  -----------  -----------

   EXPENSES
    Brokerage fees (Morgan Stanley DW)   6,530,451   11,086,249   12,088,626
    Management fees                      2,176,817    3,612,872    3,868,362
    Incentive fee                        1,017,989       --           --
                                        ----------  -----------  -----------
      Total Expenses                     9,725,257   14,699,121   15,956,988
                                        ----------  -----------  -----------

   NET INVESTMENT LOSS                  (3,373,904)  (9,323,448) (13,529,757)
                                        ----------  -----------  -----------

   TRADING RESULTS
   Trading profit (loss):
    Realized                            20,452,188  (29,379,015)  (2,374,993)
    Net change in unrealized            (2,621,922)  (5,603,030)   6,112,856
                                        ----------  -----------  -----------
                                        17,830,266  (34,982,045)   3,737,863
    Proceeds from Litigation Settlement     --            3,661        2,880
                                        ----------  -----------  -----------
      Total Trading Results             17,830,266  (34,978,384)   3,740,743
                                        ----------  -----------  -----------

   NET INCOME (LOSS)                    14,456,362  (44,301,832)  (9,789,014)
                                        ==========  ===========  ===========

   NET INCOME (LOSS) ALLOCATION:
   Limited Partners                     14,299,103  (43,833,268)  (9,674,111)
   General Partner                         157,259     (468,564)    (114,903)

   NET INCOME (LOSS) PER UNIT:
   Limited Partners                           1.65        (3.83)       (1.16)
   General Partner                            1.65        (3.83)       (1.16)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                             DECEMBER 31,
                                                       ------------------------
                                                           2006         2005
                                                       -----------  -----------
                                                            $            $
                              ASSETS
Equity in futures interests trading accounts:
 Unrestricted cash                                     362,441,363  396,726,923
 Restricted cash                                        54,560,197   29,685,072
                                                       -----------  -----------
   Total Cash                                          417,001,560  426,411,995
                                                       -----------  -----------

 Net unrealized gain (loss) on open contracts (MS&Co.)  12,852,858   (1,496,739)
 Net unrealized gain (loss) on open contracts (MSIL)      (314,794)   4,355,496
                                                       -----------  -----------
   Total net unrealized gain on open contracts          12,538,064    2,858,757
                                                       -----------  -----------
   Total Trading Equity                                429,539,624  429,270,752
Subscriptions receivable                                 3,317,475    8,958,985
Interest receivable (Morgan Stanley DW)                  1,824,393    1,331,130
                                                       -----------  -----------
   Total Assets                                        434,681,492  439,560,867
                                                       ===========  ===========

                 LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                     11,873,932   15,313,368
Accrued brokerage fees (Morgan Stanley DW)               2,123,827    2,194,515
Accrued management fees                                    707,942      731,505
                                                       -----------  -----------
   Total Liabilities                                    14,705,701   18,239,388
                                                       -----------  -----------
PARTNERS' CAPITAL
Limited Partners (21,346,676.377 and
 22,414,234.236 Units, respectively)                   415,478,418  416,811,790
General Partner (231,068.501 and
 242,510.501 Units, respectively)                        4,497,373    4,509,689
                                                       -----------  -----------
   Total Partners' Capital                             419,975,791  421,321,479
                                                       -----------  -----------
   Total Liabilities and Partners' Capital             434,681,492  439,560,867
                                                       ===========  ===========
NET ASSET VALUE PER UNIT                                     19.46        18.60
                                                       ===========  ===========

STATEMENTS OF OPERATION


                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2006         2005         2004
                                       -----------  -----------  -----------
                                            $            $            $
  INVESTMENT INCOME
   Interest income (Morgan Stanley DW)  19,833,324   12,691,490    4,414,059
                                       -----------  -----------  -----------

  EXPENSES
   Brokerage fees (Morgan Stanley DW)   25,529,062   26,821,717   22,233,723
   Management fees                       8,509,689    8,756,858    7,114,792
   Incentive fee                            --           --        5,135,381
                                       -----------  -----------  -----------
     Total Expenses                     34,038,751   35,578,575   34,483,896
                                       -----------  -----------  -----------

  NET INVESTMENT LOSS                  (14,205,427) (22,887,085) (30,069,837)
                                       -----------  -----------  -----------

  TRADING RESULTS
  Trading profit (loss):
   Realized                             23,818,303  (57,942,853)  58,748,074
   Net change in unrealized              9,679,307    2,618,843  (16,226,752)
                                       -----------  -----------  -----------
     Total Trading Results              33,497,610  (55,324,010)  42,521,322
                                       -----------  -----------  -----------

  NET INCOME (LOSS)                     19,292,183  (78,211,095)  12,451,485
                                       ===========  ===========  ===========

  NET INCOME (LOSS) ALLOCATION:
  Limited Partners                      19,081,838  (77,357,066)  12,333,083
  General Partner                          210,345     (854,029)     118,402

  NET INCOME (LOSS) PER UNIT:
  Limited Partners                            0.86        (3.56)        0.28
  General Partner                             0.86        (3.56)        0.28

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WCM L.P.

STATEMENTS OF FINANCIAL CONDITION


                                                            DECEMBER 31,
                                                       ----------------------
                                                          2006        2005
                                                       ----------  ----------
                                                           $           $
                               ASSETS
  Equity in futures interests trading accounts:
   Unrestricted cash                                   35,032,684  40,758,493
   Restricted cash                                      6,797,768   6,129,461
                                                       ----------  ----------
     Total Cash                                        41,830,452  46,887,954
                                                       ----------  ----------
   Net unrealized gain on open contracts (MS&Co.)       1,298,984     326,059
   Net unrealized gain (loss) on open contracts (MSIL)   (204,195)     59,761
                                                       ----------  ----------
     Total net unrealized gain on open contracts        1,094,789     385,820
                                                       ----------  ----------
     Total Trading Equity                              42,925,241  47,273,774
  Subscriptions receivable                              3,743,732     268,850
  Interest receivable (Morgan Stanley DW)                 171,558     137,932
                                                       ----------  ----------
     Total Assets                                      46,840,531  47,680,556
                                                       ==========  ==========
                 LIABILITIES AND PARTNERS' CAPITAL
  LIABILITIES
  Redemptions payable                                   2,204,674   1,234,240
  Accrued brokerage fees (Morgan Stanley DW)              212,164     236,081
  Accrued management fees                                  70,721      78,694
  Accrued incentive fee payable                            41,912      --
                                                       ----------  ----------
     Total Liabilities                                  2,529,471   1,549,015
                                                       ----------  ----------
  PARTNERS' CAPITAL
  Limited Partners (4,294,874.399 and
   4,363,058.843 Units, respectively)                  43,835,717  45,625,125
  General Partner (46,572.535 and
   48,427.701 Units, respectively)                        475,343     506,416
                                                       ----------  ----------
     Total Partners' Capital                           44,311,060  46,131,541
                                                       ----------  ----------
     Total Liabilities and Partners' Capital           46,840,531  47,680,556
                                                       ==========  ==========
  NET ASSET VALUE PER UNIT                                  10.21       10.46
                                                       ==========  ==========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         ---------------------------------
                                            2006       2005        2004
                                         ---------  ----------  ----------
                                             $          $           $
    INVESTMENT INCOME
     Interest income (Morgan Stanley DW) 2,148,805   1,376,905     727,529
                                         ---------  ----------  ----------

    EXPENSES
     Brokerage fees (Morgan Stanley DW)  2,296,027   3,215,858   3,804,604
     Management fees                       765,342   1,048,673   1,217,473
     Incentive fee                          41,912      --          --
                                         ---------  ----------  ----------
       Total Expenses                    3,103,281   4,264,531   5,022,077
                                         ---------  ----------  ----------

    NET INVESTMENT LOSS                   (954,476) (2,887,626) (4,294,548)
                                         ---------  ----------  ----------

    TRADING RESULTS
    Trading profit (loss):
     Realized                             (731,319)  4,735,942     913,379
     Net change in unrealized              708,969  (2,911,685) (1,078,871)
                                         ---------  ----------  ----------
       Total Trading Results               (22,350)  1,824,257    (165,492)
                                         ---------  ----------  ----------

    NET LOSS                              (976,826) (1,063,369) (4,460,040)
                                         =========  ==========  ==========

    NET LOSS ALLOCATION:
    Limited Partners                      (966,683) (1,059,720) (4,419,596)
    General Partner                        (10,143)     (3,649)    (40,444)

    NET LOSS PER UNIT:
    Limited Partners                         (0.25)      (0.06)      (0.59)
    General Partner                          (0.25)      (0.06)      (0.59)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                       --------------  -----------  ---------  -----------
                                            $           $           $
    Partners' Capital,
    December 31, 2003   9,989,868.793  110,098,161  1,230,037  111,328,198
    Offering of Units  15,066,314.126  173,974,554  1,650,000  175,624,554
    Net income               --          3,001,427     31,701    3,033,128
    Redemptions        (1,268,894.870) (14,485,166)     --     (14,485,166)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2004  23,787,288.049  272,588,976  2,911,738  275,500,714
    Offering of Units  12,577,705.709  150,307,643    950,000  151,257,643
    Net income               --         32,018,766    348,554   32,367,320
    Redemptions        (5,423,868.430) (66,061,364)     --     (66,061,364)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2005  30,941,125.328  388,854,021  4,210,292  393,064,313
    Offering of Units   6,727,952.165   86,512,830    360,000   86,872,830
    Net income               --          9,310,154    108,380    9,418,534
    Redemptions        (6,564,988.742) (82,098,811)  (224,821) (82,323,632)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2006  31,104,088.751  402,578,194  4,453,851  407,032,045
                       ==============  ===========  =========  ===========

MORGAN STANLEY CHARTER ASPECT L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                       --------------  -----------  ---------  -----------
                                            $           $           $
    Partners' Capital,
    December 31, 2003   8,374,102.250  171,628,106  1,846,434  173,474,540
    Offering of Units   4,820,781.793   91,495,743    710,000   92,205,743
    Net loss                 --         (9,674,111)  (114,903)  (9,789,014)
    Redemptions        (1,659,259.354) (30,209,585)     --     (30,209,585)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2004  11,535,624.689  223,240,153  2,441,531  225,681,684
    Offering of Units   1,372,452.207   22,743,972      --      22,743,972
    Net loss                 --        (43,833,268)  (468,564) (44,301,832)
    Redemptions        (3,697,952.573) (58,861,660)  (375,859) (59,237,519)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2005   9,210,124.323  143,289,197  1,597,108  144,886,305
    Offering of Units     863,480.025   14,587,304      --      14,587,304
    Net income               --         14,299,103    157,259   14,456,362
    Redemptions        (2,931,765.891) (49,426,054)  (403,501) (49,829,555)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2006   7,141,838.457  122,749,550  1,350,866  124,100,416
                       ==============  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                         UNITS OF
                        PARTNERSHIP     LIMITED      GENERAL
                         INTEREST       PARTNERS     PARTNER       TOTAL
                      --------------  ------------  ---------  ------------
                                           $            $            $
   Partners' Capital,
   December 31, 2003  12,370,561.267   267,851,230  2,858,562   270,709,792
   Offering of Units  10,495,671.792   219,363,280  2,170,000   221,533,280
   Net income               --          12,333,083    118,402    12,451,485
   Redemptions        (1,368,456.859)  (28,256,679)     --      (28,256,679)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2004  21,497,776.200   471,290,914  5,146,964   476,437,878
   Offering of Units   6,774,055.862   126,736,962    480,000   127,216,962
   Net loss                 --         (77,357,066)  (854,029)  (78,211,095)
   Redemptions        (5,615,087.325) (103,859,020)  (263,246) (104,122,266)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2005  22,656,744.737   416,811,790  4,509,689   421,321,479
   Offering of Units   4,357,310.697    84,188,382      --       84,188,382
   Net income               --          19,081,838    210,345    19,292,183
   Redemptions        (5,436,310.556) (104,603,592)  (222,661) (104,826,253)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2006  21,577,744.878   415,478,418  4,497,373   419,975,791
                      ==============  ============  =========  ============

MORGAN STANLEY CHARTER WCM L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                           UNITS OF
                          PARTNERSHIP     LIMITED     GENERAL
                           INTEREST       PARTNERS    PARTNER     TOTAL
                        --------------  -----------  --------  -----------
                                             $           $          $
     Partners' Capital,
     December 31, 2003   5,840,215.439   64,188,800   687,198   64,875,998
     Offering of Units   2,031,792.936   21,322,002    60,000   21,382,002
     Net loss                 --         (4,419,596)  (40,444)  (4,460,040)
     Redemptions        (2,111,461.350) (21,209,420)    --     (21,209,420)
                        --------------  -----------  --------  -----------
     Partners' Capital,
     December 31, 2004   5,760,547.025   59,881,786   706,754   60,588,540
     Offering of Units     589,614.840    5,806,303     --       5,806,303
     Net loss                 --         (1,059,720)   (3,649)  (1,063,369)
     Redemptions        (1,938,675.321) (19,003,244) (196,689) (19,199,933)
                        --------------  -----------  --------  -----------
     Partners' Capital,
     December 31, 2005   4,411,486.544   45,625,125   506,416   46,131,541
     Offering of Units   1,273,546.608   13,270,384    50,000   13,320,384
     Net loss                 --           (966,683)  (10,143)    (976,826)
     Redemptions        (1,343,586.218) (14,093,109)  (70,930) (14,164,039)
                        --------------  -----------  --------  -----------
     Partners' Capital,
     December 31, 2006   4,341,446.934   43,835,717   475,343   44,311,060
                        ==============  ===========  ========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2006         2005         2004
                                       -----------  -----------  -----------
                                            $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income                             9,418,534   32,367,320    3,033,128
  Noncash item included in net
   income:
    Net change in unrealized           (36,660,019)  11,953,244    6,209,755
  (Increase) decrease in operating
   assets:
    Restricted cash                        629,038  (10,755,484) (18,927,514)
    Net option premiums                   (125,257)      --           --
    Interest receivable
     (Morgan Stanley DW)                  (543,846)    (699,562)    (366,414)
  Increase (decrease) in operating
   liabilities:
    Accrued brokerage fees
     (Morgan Stanley DW)                   (49,809)     607,474      864,031
    Accrued management fees                (22,000)     292,549      366,349
    Accrued incentive fee                   --           --           (9,503)
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   operating activities                (27,353,359)  33,765,541   (8,830,168)
                                       -----------  -----------  -----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Cash received from offering of Units 100,627,569  151,835,689  171,067,686
  Cash paid for redemptions of Units   (78,088,412) (64,666,231) (11,991,071)
                                       -----------  -----------  -----------
  Net cash provided by
   financing activities                 22,539,157   87,169,458  159,076,615
                                       -----------  -----------  -----------

  Net increase (decrease) in
   unrestricted cash                    (4,814,202) 120,934,999  150,246,447
  Unrestricted cash at beginning of
   period                              360,451,084  239,516,085   89,269,638
                                       -----------  -----------  -----------

  Unrestricted cash at end of period   355,636,882  360,451,084  239,516,085
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER ASPECT L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2006         2005         2004
                                       -----------  -----------  -----------
                                            $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income (loss)                     14,456,362  (44,301,832)  (9,789,014)
  Noncash item included in net
   income (loss):
    Net change in unrealized             2,621,922    5,603,030   (6,112,856)
  (Increase) decrease in operating
   assets:
    Restricted cash                     (3,506,359)  12,412,773   (5,457,466)
    Interest receivable
     (Morgan Stanley DW)                     2,447     (142,089)    (222,227)
  Increase (decrease) in operating
   liabilities:
    Accrued incentive fee                1,017,989       --           --
    Accrued brokerage fees
     (Morgan Stanley DW)                  (156,405)    (365,305)     288,773
    Accrued management fees                (52,135)    (106,710)      92,407
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   operating activities                 14,383,821  (26,900,133) (21,200,383)
                                       -----------  -----------  -----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Cash received from offering of Units  13,509,630   26,817,698   95,673,242
  Cash paid for redemptions of Units   (50,752,969) (58,958,439) (28,296,818)
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   financing activities                (37,243,339) (32,140,741)  67,376,424
                                       -----------  -----------  -----------

  Net increase (decrease) in
   unrestricted cash                   (22,859,518) (59,040,874)  46,176,041
  Unrestricted cash at beginning of
   period                              132,225,920  191,266,794  145,090,753
                                       -----------  -----------  -----------

  Unrestricted cash at end of period   109,366,402  132,225,920  191,266,794
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF CASH FLOWS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------------
                                            2006          2005         2004
                                        ------------  -----------  -----------
                                             $             $            $
 CASH FLOWS FROM
  OPERATING ACTIVITIES
 Net income (loss)                        19,292,183  (78,211,095)  12,451,485
 Noncash item included in net
  income (loss):
   Net change in unrealized               (9,679,307)  (2,618,843)  16,226,752
 (Increase) decrease in operating
  assets:
   Restricted cash                       (24,875,125)  58,163,783  (44,045,645)
   Interest receivable
    (Morgan Stanley DW)                     (493,263)    (552,167)    (582,869)
 Increase (decrease) in operating
  liabilities:
   Accrued brokerage fees
    (Morgan Stanley DW)                      (70,688)    (141,612)   1,065,884
   Accrued management fees                   (23,563)     (16,055)     341,082
                                        ------------  -----------  -----------
 Net cash used for operating activities  (15,849,763) (23,375,989) (14,543,311)
                                        ------------  -----------  -----------

 CASH FLOWS FROM
  FINANCING ACTIVITIES
 Cash received from offering of Units     89,829,892  133,523,099  220,274,157
 Cash paid for redemptions of Units     (108,265,689) (94,800,218) (25,636,027)
                                        ------------  -----------  -----------
 Net cash provided by (used for)
  financing activities                   (18,435,797)  38,722,881  194,638,130
                                        ------------  -----------  -----------

 Net increase (decrease) in
  unrestricted cash                      (34,285,560)  15,346,892  180,094,819
 Unrestricted cash at beginning of
  period                                 396,726,923  381,380,031  201,285,212
                                        ------------  -----------  -----------

 Unrestricted cash at end of period      362,441,363  396,726,923  381,380,031
                                        ============  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WCM L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2006         2005         2004
                                       -----------  -----------  -----------
                                            $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net loss                                (976,826)  (1,063,369)  (4,460,040)
  Noncash item included in net loss:
    Net change in unrealized              (708,969)   2,911,685    1,078,871
  (Increase) decrease in operating
   assets:
    Restricted cash                       (668,307)  (1,016,681)   1,879,904
    Interest receivable
     (Morgan Stanley DW)                   (33,626)     (45,889)     (46,444)
  Increase (decrease) in operating
   liabilities:
    Accrued brokerage fees
     (Morgan Stanley DW)                   (23,917)     (79,350)      (3,746)
    Accrued management fees                 (7,973)     (22,244)      (1,199)
    Accrued incentive fee                   41,912       --           --
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   operating activities                 (2,377,706)     684,152   (1,552,654)
                                       -----------  -----------  -----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Cash received from offering of Units   9,845,502    6,637,841   23,001,426
  Cash paid for redemptions of Units   (13,193,605) (19,655,621) (21,120,813)
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   financing activities                 (3,348,103) (13,017,780)   1,880,613
                                       -----------  -----------  -----------

  Net increase (decrease) in
   unrestricted cash                    (5,725,809) (12,333,628)     327,959
  Unrestricted cash at beginning of
   period                               40,758,493   53,092,121   52,764,162
                                       -----------  -----------  -----------

  Unrestricted cash at end of period    35,032,684   40,758,493   53,092,121
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2006 PARTNERSHIP NET ASSETS: $407,032,045                                $              %              $               %
Commodity                                                           (3,998,724)       (0.98)         (154,300)       (0.04)
Equity                                                               4,657,094         1.14            --              --
Foreign currency                                                    (2,899,408)       (0.71)       16,812,492         4.13
Interest rate                                                         (429,351)       (0.11)       10,622,441         2.61
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                      (2,670,389)       (0.66)       27,280,633         6.70
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2005 PARTNERSHIP NET ASSETS: $393,064,313
Commodity                                                           (3,105,740)       (0.79)           --              --
Equity                                                                (222,463)       (0.06)          (84,893)       (0.02)
Foreign currency                                                    (6,119,861)       (1.56)       (4,804,870)       (1.22)
Interest rate                                                          106,175         0.03         2,415,862         0.61
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                      (9,341,889)       (2.38)       (2,473,901)       (0.63)
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Loss per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2006 PARTNERSHIP NET ASSETS: $407,032,045                               $
Commodity                                                           (4,153,024)
Equity                                                               4,657,094
Foreign currency                                                    13,913,084
Interest rate                                                       10,193,090
                                                                   -----------
  Grand Total:                                                      24,610,244

  Unrealized Currency Loss                                            (900,691)
                                                                   -----------
  Total Net Unrealized Gain per Statement of Financial Condition    23,709,553
                                                                   ===========

2005 PARTNERSHIP NET ASSETS: $393,064,313
Commodity                                                           (3,105,740)
Equity                                                                (307,356)
Foreign currency                                                   (10,924,731)
Interest rate                                                        2,522,037
                                                                   -----------
  Grand Total:                                                     (11,815,790)

  Unrealized Currency Loss                                          (1,134,676)
                                                                   -----------
  Total Net Unrealized Loss per Statement of Financial Condition   (12,950,466)
                                                                   ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER ASPECT L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2006 PARTNERSHIP NET ASSETS: $124,100,416                                $              %              $               %
Commodity                                                             (387,481)       (0.31)       1,895,345          1.53
Equity                                                                 695,962         0.56            --              --
Foreign currency                                                     1,204,942         0.97          597,818          0.48
Interest rate                                                         (137,111)       (0.11)         922,709          0.74
                                                                     ---------        -----        ---------         -----
  Grand Total:                                                       1,376,312         1.11        3,415,872          2.75
                                                                     =========        =====        =========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2005 PARTNERSHIP NET ASSETS: $144,886,305
Commodity                                                            4,260,768         2.94         (292,043)        (0.20)
Equity                                                               1,100,792         0.76            --              --
Foreign currency                                                     2,914,320         2.01          332,578          0.23
Interest rate                                                         (147,334)       (0.10)          (7,256)        (0.01)
                                                                     ---------        -----        ---------         -----
  Grand Total:                                                       8,128,546         5.61           33,279          0.02
                                                                     =========        =====        =========         =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2006 PARTNERSHIP NET ASSETS: $124,100,416                               $
Commodity                                                           1,507,864
Equity                                                                695,962
Foreign currency                                                    1,802,760
Interest rate                                                         785,598
                                                                    ---------
  Grand Total:                                                      4,792,184

  Unrealized Currency Gain                                              6,582
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    4,798,766
                                                                    =========

2005 PARTNERSHIP NET ASSETS: $144,886,305
Commodity                                                           3,968,725
Equity                                                              1,100,792
Foreign currency                                                    3,246,898
Interest rate                                                        (154,590)
                                                                    ---------
  Grand Total:                                                      8,161,825

  Unrealized Currency Loss                                           (741,137)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    7,420,688
                                                                    =========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2006 PARTNERSHIP NET ASSETS: $419,975,791                                $              %              $               %
Commodity                                                               79,650         0.02           680,903         0.16
Equity                                                               3,642,736         0.87            --              --
Foreign currency                                                     5,610,658         1.34           642,240         0.15
Interest rate                                                       (3,101,026)       (0.75)        4,738,934         1.13
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                       6,232,018         1.48         6,062,077         1.44
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2005 PARTNERSHIP NET ASSETS: $421,321,479
Commodity                                                            5,608,515         1.33        (1,541,659)       (0.37)
Equity                                                               1,298,208         0.31            63,750         0.02
Foreign currency                                                    (1,529,914)       (0.36)        3,258,728         0.77
Interest rate                                                          292,861         0.07          (715,950)       (0.17)
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                       5,669,670         1.35         1,064,869         0.25
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2006 PARTNERSHIP NET ASSETS: $419,975,791                               $
Commodity                                                              760,553
Equity                                                               3,642,736
Foreign currency                                                     6,252,898
Interest rate                                                        1,637,908
                                                                    ----------
  Grand Total:                                                      12,294,095

  Unrealized Currency Gain                                             243,969
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    12,538,064
                                                                    ==========

2005 PARTNERSHIP NET ASSETS: $421,321,479
Commodity                                                            4,066,856
Equity                                                               1,361,958
Foreign currency                                                     1,728,814
Interest rate                                                         (423,089)
                                                                    ----------
  Grand Total:                                                       6,734,539

  Unrealized Currency Loss                                          (3,875,782)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition     2,858,757
                                                                    ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WCM L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2006 PARTNERSHIP NET ASSETS: $44,311,060                                 $              %              $               %
Commodity                                                             (296,275)       (0.67)         410,666          0.93
Equity                                                                 737,505         1.66            --              --
Foreign currency                                                        65,403         0.15          531,873          1.20
Interest rate                                                         (583,619)       (1.31)         227,255          0.51
                                                                    ----------        -----        ---------         -----
  Grand Total:                                                         (76,986)       (0.17)       1,169,794          2.64
                                                                    ==========        =====        =========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2005 PARTNERSHIP NET ASSETS: $46,131,541
Commodity                                                              971,789         2.11         (217,221)        (0.47)
Equity                                                                 272,504         0.59            --              --
Foreign currency                                                    (1,330,719)       (2.88)        (267,908)        (0.58)
Interest rate                                                          102,950         0.22          202,282          0.44
                                                                    ----------        -----        ---------         -----
  Grand Total:                                                          16,524         0.04         (282,847)        (0.61)
                                                                    ==========        =====        =========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2006 PARTNERSHIP NET ASSETS: $44,311,060                                $
Commodity                                                              114,391
Equity                                                                 737,505
Foreign currency                                                       597,276
Interest rate                                                         (356,364)
                                                                    ----------
  Grand Total:                                                       1,092,808

  Unrealized Currency Gain                                               1,981
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition     1,094,789
                                                                    ==========

2005 PARTNERSHIP NET ASSETS: $46,131,541
Commodity                                                              754,568
Equity                                                                 272,504
Foreign currency                                                    (1,598,627)
Interest rate                                                          305,232
                                                                    ----------
  Grand Total:                                                        (266,323)

  Unrealized Currency Gain                                             652,143
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition       385,820
                                                                    ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Morgan Stanley Charter Campbell L.P. ("Charter Campbell"), Morgan Stanley Charter Aspect L.P. ("Charter Aspect") (formerly Morgan Stanley Charter MSFCM L.P.), Morgan Stanley Charter Graham L.P. ("Charter Graham"), and Morgan Stanley Charter WCM L.P. ("Charter WCM") (formerly Morgan Stanley Charter Millburn L.P.) (individually, a "Partnership", or collectively, the "Partnerships") are limited partnerships organized to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests").
  The general partner of each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). MS&Co. acts as the counterparty on all of the foreign currency forward contracts for each Partnership. In 2007, Morgan Stanley intends to merge Morgan Stanley DW into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., will be the Partnerships' principal U.S. commodity broker-dealer. Effective January 2006, for Charter Campbell, Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all of the options on foreign currency forward contracts.
  Prior to September 15, 2006, the trading advisor for Charter MSFCM L.P. was VK Capital Inc. ("VK Capital"). Demeter, Morgan Stanley DW, MS&Co., MSIL, MSCG, and VK Capital are wholly-owned subsidiaries of Morgan Stanley.
  Effective September 15, 2006, Demeter terminated the management agreement between Charter MSFCM and VK Capital. Consequently, VK Capital has ceased all futures interests trading on behalf of Charter MSFCM as of September 15, 2006.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  Also, effective September 30, 2006, Demeter terminated the management agreement between Charter Millburn and Millburn Ridgefield Corporation ("Millburn"). Consequently, Millburn ceased all futures interests trading on behalf of Charter Millburn as of September 30, 2006.
  Effective October 16, 2006, Demeter entered into a management agreement with Aspect Capital Limited ("Aspect") to serve as the sole trading advisor to Charter Aspect effective December 1, 2006.
  Effective October 13, 2006, Demeter entered into a management agreement with Winton Capital Management Limited ("Winton") to serve as the sole trading advisor to Charter WCM effective December 1, 2006.
  For the period from September 15, 2006 to December 1, 2006 for Charter Aspect and the period from September 30, 2006 to December 1, 2006 for Charter WCM, all of Charter Aspect's assets and Charter WCM's assets were paid interest at the rate specified in the then-current Charter Series prospectus, with a limited partner's share of interest credited to its Units. No management, brokerage, or incentive fees were charged during this interim period, given the absence of futures interests trading by Charter Aspect and Charter WCM.
  Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based on their proportional ownership interests.

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

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


NEW ACCOUNTING DEVELOPMENTS. In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact to the Partnerships' Financial Statements, if any, is currently being assessed.
  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnerships as of January 1, 2008. The impact to the Partnerships' Financial Statements, if any, is currently being assessed.
  In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires a company to apply an approach that considers the amount by which the current year income statement is misstated ("rollover approach") and an approach that considers the cumulative amount by which the current year balance sheet is misstated ("iron-curtain approach"). Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for the Partnerships as of January 1, 2007. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against Partners' Capital for those prior year misstatements that were not material under the Partnership's prior approach, but that are deemed material under the SAB No. 108 approach. Demeter does not expect the adoption of SAB No. 108 to have a material impact on the Partnerships' Financial Statements.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnerships' asset "Equity in futures interests trading accounts", reflected on the Statements of Financial Condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co., and MSIL to be used as margin for trading (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value; and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.
  The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and MSIL acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' Statements of Financial Condition.
  The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of their master netting agreements with MS&Co., the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

BROKERAGE AND RELATED TRANSACTION FEES AND COSTS. Each Partnership currently pays a flat-rate monthly brokerage fee of 1/12 of 6.00% of the Partnership's Net Assets as of the first day of each month (a 6.00% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.
  Subsequent to September 15, 2006 for Charter Aspect and subsequent to September 30, 2006 for Charter WCM, no brokerage fees were paid until December 1, 2006, given the absence of futures interests trading.
  From August 1, 2002 to June 30, 2005, each Partnership paid a flat-rate monthly brokerage fee of 1/12 of 6.25% of the Partnership's Net Assets as of the first day of each month (a 6.25% annual rate).

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


OPERATING EXPENSES. The Partnerships incur monthly management fees and may incur an incentive fee. All common administrative and continuing offering expenses including legal, auditing, accounting, filing fees, and other related expenses are borne by Morgan Stanley DW through the brokerage fees paid by the Partnerships.

CONTINUING OFFERING. Units of each Partnership except Charter Campbell are offered at a price equal to 100% of the Net Asset Value per Unit at monthly closings held as of the last day of each month. Effective September 30, 2006, Subscriptions for Units of Charter Aspect and Charter WCM were not accepted until November 30, 2006 month-end closing when Aspect and Winton commenced trading. No selling commissions or charges related to the continuing offering of Units are paid by the limited partners or the Partnerships. Morgan Stanley DW pays all such costs.
  Effective May 1, 2006, Charter Campbell no longer accepts any subscriptions for Units in the Partnership.

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

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

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

EXCHANGES. On the last day of the first month which occurs more than six months after a person first becomes a limited partner in each Partnership, and at the end of each month thereafter, limited partners may exchange their Units among Charter Aspect, Charter Graham, and Charter WCM (subject to certain restrictions outlined in the Limited Partnership Agreements) without paying additional charges.
  Effective September 30, 2006, Charter Aspect and Charter WCM did not accept any exchanges of Units from any other Charter Series of Funds until the November 30, 2006 month-end closing when Aspect and Winton commenced trading.
  Effective May 1, 2006, Charter Campbell no longer accepts any exchanges of Units from any other Charter Series Fund for Units of Charter Campbell.

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

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


DISSOLUTION OF THE PARTNERSHIPS. Charter Aspect will terminate on December 31, 2025 and Charter Campbell, Charter Graham, and Charter WCM will terminate on December 31, 2035 or at an earlier date if certain conditions occur as defined in each Partnership's Limited Partnership Agreement.

LITIGATION SETTLEMENT. Charter Aspect received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and Charter Aspect received settlement award payments in the amount of $2,880 during July 2004 and $3,661 during November 2005. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2006 and 2005 presentation. Such reclassifications have no impact on the Partnerships' reported net income (loss).

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

--------------------------------------------------------------------------------
3. TRADING ADVISORS
Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership at December 31, 2006 were as follows:
Morgan Stanley Charter Campbell L.P.
  Campbell & Company, Inc.

Morgan Stanley Charter Aspect L.P.
  Aspect Capital Limited,
   effective December 1, 2006

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


Morgan Stanley Charter Graham L.P.
  Graham Capital Management, L.P.

Morgan Stanley Charter WCM L.P.
  Winton Capital Management Limited,
   effective December 1, 2006
Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. Charter Aspect, Charter Graham, and Charter WCM each pay its trading advisor a flat-rate monthly fee equal to 1/12 of 2% (a 2% annual rate) of the Partnership's Net Assets under management by each trading advisor as of the first day of each month.
  Effective as of September 15, 2006 for Charter Aspect and September 30, 2006 for Charter WCM, no management fees were paid until December 1, 2006 when Aspect and Winton commenced trading.
  Charter Campbell pays its trading advisor a flat-rate monthly fee equal to 1/12 of 2.65% (a 2.65% annual rate) of the Partnership's Net Assets under management as of the first day of each month.

INCENTIVE FEE. Each Partnership's incentive fee is equal to 20% of trading profits paid on a monthly basis.
  Effective as of September 15, 2006 for Charter Aspect and September 30, 2006 for Charter WCM, no incentive fees were paid until December 1, 2006 when Aspect and Winton commenced trading.
  Trading profits represent the amount by which profits from futures, forwards, and options trading exceed losses after brokerage and management fees are deducted. When a trading advisor experiences losses with respect to Net Assets as of the end of a calendar month, the trading advisor must recover such losses before that trading advisor is eligible for an incentive fee in the future.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  Charter Aspect and Charter WCM will pay incentive fees to Aspect and Winton, respectively, based upon the performance of each trading advisor beginning December 1, 2006 without regard to any losses incurred by the prior trading advisor(s).

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

(2)Requires no initial net investment or smaller initial net investment than would be required relative to changes in market factors;

(3)Terms require or permit net settlement.

MORGAN STANLEY CHARTER SERIES

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

CHARTER CAMPBELL

                      NET UNREALIZED GAINS/
                   (LOSSES) ON OPEN CONTRACTS       LONGEST MATURITIES
              ------------------------------------  -------------------
                             OFF-                               OFF-
               EXCHANGE-   EXCHANGE-                EXCHANGE- EXCHANGE-
         YEAR   TRADED      TRADED        TOTAL      TRADED    TRADED
         ---- ----------  -----------  -----------  --------- ---------
                   $           $            $
         2006  9,796,471   13,913,082   23,709,553  Sep. 2007 Mar. 2007
         2005 (2,025,735) (10,924,731) (12,950,466) Sep. 2006 Mar. 2006

CHARTER ASPECT

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2006 2,996,006 1,802,760 4,798,766 Mar. 2008 Jan. 2007
             2005 4,575,616 2,845,072 7,420,688 Sep. 2006 Mar. 2006

CHARTER GRAHAM

                      NET UNREALIZED GAINS
                       ON OPEN CONTRACTS        LONGEST MATURITIES
                 ------------------------------ -------------------
                             OFF-                           OFF-
                 EXCHANGE- EXCHANGE-            EXCHANGE- EXCHANGE-
            YEAR  TRADED    TRADED     TOTAL     TRADED    TRADED
            ---- --------- --------- ---------- --------- ---------
                     $         $         $
            2006 5,466,119 7,071,945 12,538,064 Jun. 2008 Mar. 2007
            2005   786,903 2,071,854  2,858,757 Jun. 2007 Mar. 2006

CHARTER WCM

                      NET UNREALIZED GAINS/
                   (LOSSES) ON OPEN CONTRACTS    LONGEST MATURITIES
                 ------------------------------- -------------------
                              OFF-                           OFF-
                 EXCHANGE-  EXCHANGE-            EXCHANGE- EXCHANGE-
            YEAR  TRADED     TRADED      TOTAL    TRADED    TRADED
            ---- --------- ----------  --------- --------- ---------
                     $          $          $
            2006 1,094,789     --      1,094,789 Jun. 2008    --
            2005 1,984,446 (1,598,626)   385,820 Oct. 2006 Mar. 2006

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


  The Partnerships have credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnerships trade is limited to the amounts reflected in the Partnerships' Statements of Financial Condition.

  The Partnerships also have credit risk because Morgan Stanley DW, MS&Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and MSIL, each as a futures commission merchant for each Partnership's exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $403,046,046 and $396,667,080 for Charter Campbell, $125,631,930 and $146,564,699 for Charter Aspect, $422,467,679 and $427,198,898 for Charter Graham, and $42,925,241 and
$48,872,400 for Charter WCM at December 31, 2006 and 2005, respectively. With respect to each Partnership's off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, each Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnerships are at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with the counterparties. These agreements, which seek to reduce both the Partnerships' and the counterparties' exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s or MSCG's bankruptcy or insolvency.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

CHARTER CAMPBELL

                                               2006     2005     2004
                                             -------  -------  -------
         PER UNIT OPERATING
          PERFORMANCE:
         NET ASSET VALUE, JANUARY 1:         $ 12.70  $ 11.58  $ 11.14
                                             -------  -------  -------
         NET OPERATING RESULTS:
            Interest Income                     0.60     0.34     0.14
            Expenses                           (1.09)   (1.04)   (1.24)
            Realized Profit (Loss)             (0.24)    2.25     1.90
            Unrealized Profit (Loss)            1.12    (0.43)   (0.36)
                                             -------  -------  -------
            Net Income                          0.39     1.12     0.44
                                             -------  -------  -------
         NET ASSET VALUE,
          DECEMBER 31:                       $ 13.09  $ 12.70  $ 11.58
                                             =======  =======  =======
         FOR THE CALENDAR YEAR:
         RATIOS TO AVERAGE NET
          ASSETS:
            Net Investment Loss               (3.9)%   (5.7)%   (9.2)%
            Expenses before Incentive Fees     8.6 %    8.5 %    8.3 %
            Expenses after Incentive Fees      8.6 %    8.5 %   10.4 %
            Net Income                         2.3 %    9.6 %    1.5 %
         TOTAL RETURN BEFORE
          INCENTIVE FEES                       3.1 %    9.7 %    6.2 %
         TOTAL RETURN AFTER
          INCENTIVE FEES                       3.1 %    9.7 %    3.9 %

         INCEPTION-TO-DATE RETURN             30.9 %
         COMPOUND ANNUALIZED
          RETURN                               6.5 %

        CHARTER ASPECT
                                              2006     2005      2004
                                            -------  --------  -------
        PER UNIT OPERATING
         PERFORMANCE:
        NET ASSET VALUE, JANUARY 1:         $ 15.73  $  19.56  $ 20.72
                                            -------  --------  -------
        NET OPERATING RESULTS:
           Interest Income                     0.79      0.50     0.23
           Expenses                           (1.21)    (1.36)   (1.52)
           ........Realized Profit (Loss)..    2.40     (2.45)   (0.45)
           Unrealized Profit (Loss)           (0.33)    (0.52)    0.58
           Proceeds from Litigation
            Settlement                           --      0.00     0.00
                                            -------  --------  -------
           Net Income (Loss)                   1.65     (3.83)   (1.16)
                                            -------  --------  -------
        NET ASSET VALUE,
         DECEMBER 31:                       $ 17.38  $  15.73  $ 19.56
                                            =======  ========  =======
        FOR THE CALENDAR YEAR:
        RATIOS TO AVERAGE NET
         ASSETS:
           Net Investment Loss               (2.5)%    (5.4)%   (6.8)%
           Expenses before Incentive Fees     6.5 %     8.5 %    8.1 %
           Expenses after Incentive Fees      7.3 %     8.5 %    8.1 %
           Net Income (Loss)                 10.9 %   (25.5)%   (4.9)%
        TOTAL RETURN BEFORE
         INCENTIVE FEES                      11.3 %   (19.6)%   (5.6)%
        TOTAL RETURN AFTER
         INCENTIVE FEES                      10.5 %   (19.6)%   (5.6)%

        INCEPTION-TO-DATE RETURN             73.8 %
        COMPOUND ANNUALIZED
         RETURN                               4.4 %

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(concluded)


CHARTER GRAHAM

                                              2006     2005      2004
                                            -------  --------  -------
        PER UNIT OPERATING
         PERFORMANCE:
        NET ASSET VALUE, JANUARY 1:         $ 18.60  $  22.16  $ 21.88
                                            -------  --------  -------
        NET OPERATING RESULTS:
           Interest Income                     0.90      0.55     0.25
           Expenses                           (1.54)    (1.54)   (1.96)
           Realized Profit (Loss)              1.06     (2.68)    2.91
           Unrealized Profit (Loss)            0.44      0.11    (0.92)
                                            -------  --------  -------
           Net Income (Loss)                   0.86     (3.56)    0.28
                                            -------  --------  -------
        NET ASSET VALUE,
         DECEMBER 31:                       $ 19.46  $  18.60  $ 22.16
                                            =======  ========  =======
        FOR THE CALENDAR YEAR:
        RATIOS TO AVERAGE NET
         ASSETS:
           Net Investment Loss               (3.3)%    (5.3)%   (8.1)%
           Expenses before Incentive Fees     8.0 %     8.2 %    7.9 %
           Expenses after Incentive Fees      8.0 %     8.2 %    9.2 %
           Net Income (Loss)                  4.5 %   (18.1)%    3.3 %
        TOTAL RETURN BEFORE
         INCENTIVE FEES                       4.6 %   (16.1)%    2.6 %
        TOTAL RETURN AFTER
         INCENTIVE FEES                       4.6 %   (16.1)%    1.3 %

        INCEPTION-TO-DATE RETURN             94.6 %
        COMPOUND ANNUALIZED
         RETURN                               8.9 %

         CHARTER WCM
                                               2006     2005     2004
                                             -------  -------  -------
         PER UNIT OPERATING
          PERFORMANCE:
         NET ASSET VALUE, JANUARY 1:         $ 10.46  $ 10.52  $ 11.11
                                             -------  -------  -------
         NET OPERATING RESULTS:
            Interest Income                     0.51     0.26     0.12
            Expenses                           (0.73)   (0.81)   (0.84)
            Realized Profit (Loss)             (0.20)    1.04     0.31
            Unrealized Profit (Loss)            0.17    (0.55)   (0.18)
                                             -------  -------  -------
            Net Loss                           (0.25)   (0.06)   (0.59)
                                             -------  -------  -------
         NET ASSET VALUE,
          DECEMBER 31:...................... $ 10.21  $ 10.46  $(10.52)
                                             =======  =======  =======
         FOR THE CALENDAR YEAR:
         RATIOS TO AVERAGE NET
          ASSETS:
            Net Investment Loss               (2.1)%   (5.6)%   (7.1)%
            Expenses before Incentive Fees     6.8 %    8.3 %    8.3 %
            Expenses after Incentive Fees      6.9 %    8.3 %    8.3 %
            Net Loss                          (2.2)%   (2.1)%   (7.4)%
         TOTAL RETURN BEFORE
          INCENTIVE FEES                      (2.3)%   (0.6)%   (5.3)%
         TOTAL RETURN AFTER
          INCENTIVE FEES                      (2.4)%   (0.6)%   (5.3)%

         INCEPTION-TO-DATE RETURN              2.1 %
         COMPOUND ANNUALIZED
          RETURN                               0.3 %

                                   PRESORTED
                                   STANDARD
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA
                    Demeter Management Corporation
                    330 Madison Avenue, 8th Floor
                    New York, NY 10017
[LOGO]

ADDRESS SERVICE REQUESTED


[GRAPHIC] printed on recycled paper
CHT 38280-09
















						  		  EXHIBIT 31.01
CERTIFICATIONS

I, Walter Davis, President of Demeter Management Corporation
(?Demeter?), the general partner of the registrant, Morgan Stanley Charter Graham L.P., certify that:

1.	I have reviewed this annual report on Form 10-K/A of the
registrant;

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

4.	The registrant?s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a)	Designed such disclosure controls and procedures, or caused
  such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b)	Designed such internal control over financial reporting, or
caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c)Evaluated the effectiveness of the registrant?s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and



	d)	 Discovered in this report any change in the registrant?s
internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5.	The registrant?s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent functions):

	a)	 All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize and report financial information; and

	b)	 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal control over financial reporting.



Date:   March 23, 2007     /s/	Walter Davis
	Walter Davis
	President,
	Demeter Management Corporation,
	general partner of the registrant





















 										EXHIBIT 31.02

CERTIFICATIONS

I, Lee Horwitz, Chief Financial Officer of Demeter Management
Corporation (?Demeter?), the general partner of the registrant, Morgan Stanley Charter Graham L.P., certify that:

1.	I have reviewed this annual report on Form 10-K/A of the
registrant;

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

4.	The registrant?s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or
caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant?s disclosure
controls and procedures and presented in this report our
conclusions about the effectiveness of the disclosure
controls and procedures, as of the end of the period covered by this report based on such evaluation; and
b)	Disclosed in this report any change in the registrant?s
internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5.	The registrant?s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the
design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize and report financial information; and

 b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal control over financial reporting.



Date:   March 23, 2007       /s/Lee Horwitz
                                Lee Horwitz
                                Chief Financial Officer,
                                Demeter Management Corporation,
                                general partner of the registrant




					  EXHIBIT 32.01


CERTIFICATION OF PRESIDENT PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Morgan Stanley Charter Graham L.P. (the ?Partnership?) on Form 10-K/A for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Walter Davis, President of Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.






By:	  /s/	Walter Davis

Name:		Walter Davis
Title:	President

Date:		March 23, 2007










			            EXHIBIT 32.02


CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Morgan Stanley Charter Graham L.P. (the ?Partnership?) on Form 10-K/A for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Lee Horwitz, Chief Financial Officer of Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.







By:	  /s/	Lee Horwitz

Name:		Lee Horwitz
Title:	Chief Financial Officer

Date:		March 23, 2007