Form 10-Q
period 2007-03-31
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2007-05-15
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERNY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	March 31, 2007



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2007
 		(Unaudited) and December 31, 2006..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)........................3

		Statements of Changes in Partners? Capital for the
Quarters Ended March 31, 2007 and 2006 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)........................5

		Notes to Financial Statements (Unaudited)...............6-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......14-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................23-37

Item 4.	Controls and Procedures.............................37-38

Item 4T.	Controls and Procedures................................38


PART II. OTHER INFORMATION

Item 1A.	Risk Factors...........................................39

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds.....................................39-40

Item 6.	Exhibits...............................................40


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	December 31,
	      2007       	      2006
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	354,966,321	362,441,363
	Restricted cash	   10,773,609	    54,560,197

	     Total cash	  365,739,930	  417,001,560

	Net unrealized gain on open contracts (MS&Co.)	4,756,434	     12,852,858
   	Net unrealized loss on open contracts (MSIL)	      (766,711)     	       (314,794)

	     Total net unrealized gain on open contracts	     3,989,723	     12,538,064

	     Total Trading Equity	369,729,653	429,539,624

Subscriptions receivable	3,768,812	3,317,475
Interest receivable (Morgan Stanley DW)	     1,777,001	      1,824,393

	     Total Assets	   375,275,466	  434,681,492

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	8,984,369	11,873,932
Accrued brokerage fees (Morgan Stanley DW)	1,910,035	2,123,827
Accrued management fees	        636,679	       707,942

	     Total Liabilities	   11,531,083	   14,705,701

Partners? Capital

Limited Partners (20,667,407.656 and
      21,346,676.377 Units, respectively)	359,722,565	415,478,418
General Partner (231,068.501 Units)	     4,021,818	    4,497,373

         Total Partners? Capital	   363,744,383	 419,975,791

         Total Liabilities and Partners? Capital	   375,275,466	 434,681,492
NET ASSET VALUE PER UNIT	             17.41	            19.46


	The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


  	   	     For the Quarters Ended March 31,


                                                                         		        2007    	       2006
                                                                               	                     $		          $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   4,966,259			    4,166,796

EXPENSES
	Brokerage fees (Morgan Stanley DW)		6,054,126	6,286,876
	Management fees		         2,018,043	      2,095,626

		Total Expenses		   8,072,169	     8,382,502

NET INVESTMENT LOSS	  (3,105,910)	    (4,215,706)

TRADING RESULTS
Trading profit (loss):
	Realized			(32,216,940)	10,084,814
	Net change in unrealized		   (8,548,341)	     8,517,199

		Total Trading Results		   (40,765,281)	   18,602,013

NET INCOME (LOSS) 	   (43,871,191)	   14,386,307


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                       	         (43,395,636)	14,229,397
   	General Partner 	                                                                     (475,555)           	     156,910


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                	 	 (2.05)    	  0.64
	General Partner                                                		(2.05)  	  0.64






	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2007 and 2006
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest     	Partners	  Partner  	Total
		$	$	  $

Partners? Capital,
	December 31, 2005	22,656,744.737	416,811,790	4,509,689	421,321,479

Offering of Units	1,223,196.253          23,176,630	  ?     	23,176,630

Net Income                                                               ?	    	14,229,397	 156,910	14,386,307

Redemptions	  (1,875,348.396)	  (35,452,820)	         ?     	  (35,452,820)

Partners? Capital,
   March 31, 2006	 22,004,592.594	 418,764,997	  4,666,599	 423,431,596



Partners? Capital,
	December 31, 2006	21,577,744.878	415,478,418	4,497,373	419,975,791

Offering of Units	760,036.983          13,862,819	  ?     	13,862,819

Net Loss                                                                 ?	    	(43,395,636)	 (475,555)	(43,871,191)

Redemptions	  (1,439,305.704)	  (26,223,036)	         ?     	  (26,223,036)

Partners? Capital,
   March 31, 2007	 20,898,476.157	 359,722,565	  4,021,818	 363,744,383








The accompanying notes are an integral part of these financial statements.



       <table> 	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	For the Quarters Ended March 31,

	  2007   	    2006
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(43,871,191)	14,386,307
Noncash item included in net income (loss):
	Net change in unrealized	8,548,341	(8,517,199)

(Increase) decrease in operating assets:
	Restricted cash	43,786,588	(45,165,700)
	Interest receivable (Morgan Stanley DW)	47,392	(187,947)

Decrease in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(213,792)	(128,697)
	Accrued management fees	      (71,263)	        (42,899)

Net cash provided by (used for) operating activities	   8,226,075	  (39,656,135)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	13,411,482	23,366,505
Cash paid for redemptions of Units 	   (29,112,599)	   (40,580,741)

Net cash used for financing activities	   (15,701,117)	   (17,214,236)

Net decrease in unrestricted cash	(7,475,042)	(56,870,371)

Unrestricted cash at beginning of period	   362,441,363	   396,726,923

Unrestricted cash at end of period	                                                 354,966,321	   339,856,552










	The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Graham L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Graham L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of funds, comprised of the Partnership, Morgan Stanley Charter WCM L.P., Morgan Stanley Charter Aspect L.P., and Morgan Stanley Charter Campbell L.P. which effective as of May 1, 2006, no longer accepts subscriptions and exchanges of units of limited partnership interest (?Unit(s)?) from any other

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Charter Series of Funds for Units of Morgan Stanley Charter
Campbell L.P.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Effective April 1, 2007, Morgan Stanley DW Inc. (?Morgan Stanley DW?), which previously acted as the non-clearing broker, was merged into Morgan Stanley & Co. Incorporated (?MS&Co.?), which has assumed all of the responsibilities of Morgan Stanley DW. Upon completion of the merger, MS&Co. has become the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International Limited (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW, MS&Co., and MSIL.
 Demeter, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. Graham Capital Management, L.P. (the ?Trading Advisor?) is the trading advisor to the Partnership.




       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. Effective April 1, 2007, MS&Co. pays the Partnership monthly interest income on amount equal to the commodity brokers? margin requirements on the Partnership?s current futures, forward, and options contracts at a rate approximately equivalent to the rate the commodity brokers pay other similar customers on margin deposits. In addition, MS&Co. pays the Partnership monthly interest income on the Partnership?s funds in excess of such current margin requirements but available to satisfy margin requirements at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during the month. The Partnership pays brokerage fees to MS&Co. (Morgan Stanley DW, prior to April 1, 2007). Prior to April 1, 2007, Morgan Stanley DW paid the Partnership monthly interest income equal to 100% of its average daily funds held at Morgan Stanley DW at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW paid the Partnership interest received from MS&Co. and MSIL with respect to such Partnership?s assets deposited as margin.




       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:



       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                           Net Unrealized Gains
	               on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		 Exchange-	Off-Exchange-
Date	 Traded  	   Traded    	 Total	   Traded  	   Traded
	$	$	 $

Mar. 31, 2007   2,268,313	1,721,410	 3,989,723	Sep. 2008	 Jun. 2007
Dec. 31, 2006   5,466,119	7,071,945	12,538,064	Jun. 2008	 Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $368,008,243 and $422,467,679 at March 31, 2007, and December 31, 2006,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 will not impact the Partnership?s Financial Statements.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2007, and 2006 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

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

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.
For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(35,799,022) and expenses totaling $8,072,169, resulting in a net loss of $43,871,191 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $19.46 at December 31, 2006, to $17.41 at March 31, 2007.

The most significant trading losses of approximately 3.1% were incurred in the currency sector primarily during January from long positions in the New Zealand dollar, Australian dollar, and euro versus the U.S. dollar as the value of the U.S. dollar strengthened after a government report showed that U.S. job growth had been unexpectedly higher during December 2006, cooling speculation that the U.S. Federal Reserve would cut interest rates in the near-term. Additionally, the value of the U.S. dollar continued to move higher against most of its major rivals after news that the U.S. trade gap contracted for a third consecutive month in November, reaching its narrowest point since July 2005. Additional losses were experienced during March from long positions in the New Zealand dollar and the euro versus the U.S. dollar as the value of the New Zealand dollar declined early
       in the month after the Reserve Bank of New Zealand
indicated that interest rates might remain steady in the near-term, while the euro weakened at the beginning of the month due to investor uncertainty regarding the strength of the global economy after the substantial sell-off in the global equity markets in late February. Additional losses in the currency markets were incurred from short positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc strengthened in February and March on news that Switzerland?s economy had accelerated faster than expected, thereby increasing the likelihood of an interest rate hike by the Swiss National Bank. Smaller losses were incurred from both long and short positions in the South African rand versus the U.S. dollar. Additional losses of approximately 2.9% were incurred in the global interest rate sector, primarily during February from short positions in U.S and European fixed-income futures as prices reversed sharply higher at the end of February due to a worldwide flight to quality after a sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Further losses of approximately 1.8% were experienced in the global stock index futures markets from long positions in U.S., European, and Pacific Rim equity index futures as price fell suddenly and sharply at the end of February and early March due to the aforementioned factors that affected the currency and global interest rate markets. Additional losses of approximately 1.6% were recorded in the energy sector primarily during January and February from short positions in natural gas futures as prices reversed higher amid colder weather in U.S Northeast and news from the U.S. Department of Energy that supplies were weaker than expected. Smaller losses in the energy markets were experienced during February and March from short futures positions in crude oil as prices moved higher amid geopolitical uncertainty in Iraq, worries that Iran would continue with its nuclear program, and news that Iran had captured 15 members of the British Royal Navy in the Persian Gulf. Losses of approximately 0.8% were experienced in the metals sector during January from long positions in aluminum and zinc as prices declined amid news of a slowdown in the U.S. housing market. During February and March, short positions in copper futures resulted in losses as prices moved higher on continued speculation that low stockpiles and supply disruptions might create a supply shortage in the future and news of stronger than expected Chinese industrial data. Lastly, smaller losses of approximately 0.1% were recorded in the agricultural sector, primarily during January from long positions in coffee futures as prices fell on speculation that retail price increases might curb demand in the United States. Elsewhere in the agricultural sector, long positions in corn futures recorded
       losses as prices declined sharply during March after the
U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up this year to its highest since 1944.


For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $22,768,809 and expenses totaling $8,382,502, resulting in net income of $14,386,307 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $18.60 at December 31, 2005, to $19.24 at March 31, 2006.

The most significant trading gains of approximately 5.2% were recorded in the global stock index futures markets from long positions in European stock index futures as global equity markets trended higher during the quarter on strong corporate earnings and solid economic data out of the European Union, Australia, Japan, and the United States. Within the global interest rate futures markets, gains of approximately 2.6% were recorded, primarily during March, from short positions in the U.S., European, and Japanese interest rate futures as global bond prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan would rise. Additional gains of approximately 0.2% were experienced in the metals markets during
       January and March from long positions in copper futures as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. A portion of these gains for the quarter was offset by losses of approximately 3.1% in the currency markets from long U.S. dollar positions versus the Swiss franc and the euro as the U.S. dollar?s value reversed lower against these currencies during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve would soon come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive U.S. dollar reserve, might move to diversify some of its assets into other currencies. Further losses in the currency sector were experienced during February from long positions in the South African rand versus the U.S. dollar as the value of this ?commodity currency? moved lower in tandem with gold prices. During March losses were experienced from long U.S. dollar positions relative to the euro and the Swiss franc as European currencies reversed higher after the release of generally positive economic data from the Euro-Zone reinforced expectations that European interest rates would continue to rise. Additional losses were recorded during March from long positions in the Canadian dollar against the U.S. dollar as the value of the Canadian dollar decreased on sentiment that the Bank of Canada had reached the end of its rate increases and news that the Canadian economy edged up 0.2% in January, a pace slower than
       that of the previous three months.  Losses were also
incurred during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso weakened on political uncertainty in Mexico. Within the agricultural markets, losses of approximately 0.6% were recorded primarily during January from short positions in coffee futures as prices increased sharply early in the month amid news of a smaller crop in Brazil, the world?s largest producer. Additional losses were experienced from newly established long positions in coffee futures during February as prices reversed lower. Elsewhere in the agricultural sector, losses were experienced during March from long positions in wheat futures as prices fell on forecasts for above-average rainfall in the U.S. growing regions. Smaller losses of approximately 0.4% were experienced in the energy markets during February from long futures positions in crude oil and its related products as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International
Energy Agency, and mild weather in the U.S. Northeast.   Further
losses in the energy markets were recorded during March from short positions in crude oil futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors?
       section and significantly exceed the Value at Risk (?VaR?)
tables disclosed.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange
       dealer-based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2007 and 2006. At March 31, 2007 and 2006, the Partnership?s total capitalization was approximately $364 million and $423 million, respectively.

Primary Market	March 31, 2007	March 31, 2006
Risk Category	 Value at Risk 	 Value at Risk

Currency	(1.37)%	(1.15)%
Interest Rate	(0.82)	(3.49)
Equity	(0.15)	(3.32)
Commodity 	(0.33)	(0.31)
Aggregate Value at Risk	        (1.38)%	(6.04)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007.

Primary Market Risk Category	High	Low	Average
Currency 	(2.61)%	(0.37)%	(1.22)%

Interest Rate	(1.31)	(0.69)	(0.98)

Equity	(3.14)	(0.13)	(1.49)

Commodity	(0.33)	(0.27)	(0.28)

Aggregate Value at Risk	(4.19)%	(0.75)%	(2.21)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2006, and for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of March 31, 2007, such amount is equal to approximately 98% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the
       Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at March 31, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2007, the Partnership?s major exposures were to the euro, Canadian dollar, Australian dollar, Japanese yen, Swiss franc, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and
       minor currencies.  Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2007, was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

       Equity.  At March 31, 2007, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2007, The Partnership?s primary market exposures were to the DAX (Germany), NASDAQ 100 (U.S.), TOPIX (Japan), CAC 40 (France), S&P 500 (U.S.), IBEX 35 (Spain), Euro Stoxx 50 (Europe), FTSE 100 (United Kingdom), Hang Seng (China), and Nikkei 225 (Japan) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The third largest market exposure of the Partner-ship at March 31, 2007, was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in natural gas, as well as crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At March 31, 2007, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the coffee, cocoa, wheat, sugar, and soybean meal markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At March 31, 2007, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of precious metals such as gold, and base metals such as copper. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes its trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2007:

       Foreign Currency Balances. The Partnership?s primary
foreign currency balances at March 31, 2007, were in euros, British pounds, Swiss francs, Hong Kong dollars, Japanese yen, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.   CONTROLS AND PROCEDURES
  (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

    (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T.   CONTROLS AND PROCEDURES
Not applicable.



       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS

           <catpion>
					SEC
Registration Statement on Form S-1  Units Registered    Effective Date       File Number
Initial Registration	3,000,000.000	     November 6, 1998             333-60115
Additional Registration	6,000,000.000	    March 27, 2000                    333-91563
Additional Registration	2,000,000.000	    July 29, 2002	                       333-85076
Additional Registration	9,000,000.000	    February 26, 2003               333-103166
Additional Registration	  30,000,000.000   April 28, 2004                      333-113876
Total Units Registered    50,000,000.000

Units sold through 3/31/07         36,826,096.379
Units unsold through 3/31/07    13,173,903.621

The managing underwriter for the Partnership is MS&Co. (Morgan
Stanley DW, prior to April 1, 2007).

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2007, was $687,788,640.

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



                     Morgan Stanley Charter Graham L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

May 15, 2007         By: /s/ Lee Horwitz
                             Lee Horwitz
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



? 6 ?



DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)