Form 10-Q
period 2007-06-30
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2007-08-14
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number 0-25603

	MORGAN STANLEY CHARTER GRAHAM L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-4018068
(State or other jurisdiction of		   	 	  (I.R.S. Employer
incorporation or organization)			       Identification No.)

Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY							     	   10036
(Address of principal executive offices)	  	      (Zip Code)

Registrant?s telephone number, including area code     (212) 296-1999





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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2007



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2007
 		(Unaudited) and December 31, 2006..........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2007 and 2006 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
Six Months Ended June 30, 2007 and 2006 (Unaudited)........4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2007 and 2006 (Unaudited).........................5

		Notes to Financial Statements (Unaudited)...............6-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......14-29

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................29-42

Item 4.	Controls and Procedures.............................42-43

Item 4T.	Controls and Procedures................................43


PART II. OTHER INFORMATION

Item 1A.	Risk Factors...........................................44

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds.....................................44-45

Item 6.	Exhibits...............................................45



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	December 31,
	      2007       	      2006
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	412,219,343	362,441,363
	Restricted cash	    30,416,192	    54,560,197

	     Total cash	   442,635,535	  417,001,560

	Net unrealized gain on open contracts (MS&Co.)	10,565,905	     12,852,858
   	Net unrealized loss on open contracts (MSIL)	          (1,097,832)	       (314,794)

	     Total net unrealized gain on open contracts	       9,468,073	     12,538,064

	     Total Trading Equity	452,103,608	429,539,624

Subscriptions receivable	4,184,510	3,317,475
Interest receivable (MS&Co.)	        1,619,485	      1,824,393

	     Total Assets	    457,907,603	  434,681,492

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	6,357,806	11,873,932
Accrued brokerage fees (MS&Co.)	2,122,851	2,123,827
Accrued management fees	           707,617	       707,942

	     Total Liabilities	        9,188,274	   14,705,701

Partners? Capital

Limited Partners (19,994,812.054 and
   21,346,676.377 Units, respectively)	443,841,741	415,478,418
General Partner (219,732.501 and
   231,068.501 Units, respectively)	       4,877,588	    4,497,373

         Total Partners? Capital	   448,719,329	 419,975,791
         Total Liabilities and Partners? Capital	   457,907,603	 434,681,492
NET ASSET VALUE PER UNIT	              22.20	            19.46

	The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                  For the Three Months	                             For the Six Months
  	        Ended June 30,     	                          Ended June 30,

                            2007   	         2006    	        2007   	    2006
                               $	             $	            $                      $
INVESTMENT INCOME
	Interest income (MS&Co.)	    4,737,604		   4,925,743		   9,703,863	       9,092,539

EXPENSES
	Brokerage fees (MS&Co.)	5,834,078	6,550,474	11,888,204	12,837,350
	Management fees	    1,944,692	   2,183,491	    3,962,735	    4,279,117

		Total Expenses 	    7,778,770	   8,733,965		 15,850,939	 17,116,467

NET INVESTMENT LOSS 	   (3,041,166)	  (3,808,222)	  (6,147,076)	  (8,023,928)

TRADING RESULTS
Trading profit (loss):
	Realized	96,038,794	22,197,875	63,821,854	32,282,689
	Net change in unrealized	     5,478,350	   (9,882,841)		   (3,069,991)	   (1,365,642)

		Total Trading Results	 101,517,144	   12,315,034		   60,751,863	   30,917,047

NET INCOME	    98,475,978		      8,506,812	    54,604,787	   22,893,119

NET INCOME ALLOCATION

	Limited Partners	97,411,172		      8,413,749	54,015,536	22,643,146
	General Partner 	                               1,064,806	                     93,063	589,251	249,973


NET INCOME PER UNIT

	Limited Partners                                            	  4.79	   0.39 	 2.74                   	       1.03
	General Partner                                            	  4.79	   0.39 	 2.74                   	       1.03








	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2007 and 2006
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest     	Partners	  Partner  	Total
		$	$	  $

Partners? Capital,
	December 31, 2005	22,656,744.737	416,811,790	4,509,689	421,321,479

Offering of Units	2,580,379.341          50,368,075	      ?     	50,368,075

Net Income                                                               ?	    	22,643,146	 249,973	22,893,119

Redemptions	 (3,099,813.050)	   (60,102,020)	         ?     	  (60,102,020)

Partners? Capital,
   June 30, 2006	 22,137,311.028	 429,720,991	  4,759,662	 434,480,653



Partners? Capital,
	December 31, 2006	21,577,744.878	415,478,418	4,497,373	419,975,791

Offering of Units	1,263,309.047          24,283,165	      ?     	24,283,165

Net Income                                                               ?	    	54,015,536	 589,251	54,604,787

Redemptions	 (2,626,509.370)	 (49,935,378)	 (209,036) 	  (50,144,414)

Partners? Capital,
   June 30, 2007	 20,214,544.555	 443,841,741	  4,877,588	 448,719,329










The accompanying notes are an integral part of these financial statements.

        <table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	For the Six Months Ended June 30,

	  2007   	    2006
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	54,604,787	22,893,119
Noncash item included in net income:
	Net change in unrealized	3,069,991	1,365,642

(Increase) decrease in operating assets:
	Restricted cash	24,144,005	17,974,885
	Interest receivable (MS&Co.)	204,908	(319,270)

Decrease in operating liabilities:
	Accrued brokerage fees (MS&Co.)	(976)	(4,331)
	Accrued management fees	             (325)	           (1,443)

Net cash provided by operating activities	   82,022,390	   41,908,602


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	23,416,130	51,572,501
Cash paid for redemptions of Units 	   (55,660,540)	   (69,436,005)

Net cash used for financing activities	   (32,244,410)	   (17,863,504)

Net increase in unrestricted cash	49,777,980	24,045,098

Unrestricted cash at beginning of period	   362,441,363	   396,726,923

Unrestricted cash at end of period	                                                 412,219,343	   420,772,021








	The accompanying notes are an integral part of these financial statements.




       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2007
(Unaudited)

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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Morgan Stanley & Co. Incorporated (?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. Demeter, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. Graham Capital Management, L.P. (the ?Trading Advisor?) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on an amount equal to the commodity brokers? margin requirements on the Partnership?s current futures, forward, and options contracts at a rate approximately equivalent

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

to the rate the commodity brokers pay other similar customers on margin deposits. In addition, MS&Co. pays the Partnership at each month end interest income on the Partnership?s funds in excess of such current margin requirements but available to satisfy margin requirements at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during the month. The Partnership pays brokerage fees to MS&Co.



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

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a
component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
                           Net Unrealized Gains
	               on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		 Exchange-	Off-Exchange-
Date	 Traded  	   Traded    	 Total	   Traded  	   Traded
	$	$	 $

Jun. 30, 2007   3,166,379	6,301,694	 9,468,073	Dec. 2008	 Sep. 2007
Dec. 31, 2006   5,466,119	7,071,945	12,538,064	Jun. 2008	 Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $445,801,914 and $422,467,679 at June 30, 2007, and December 31,
2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 was effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 has no impact on the Partnership?s Financial Statements.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value
Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with MS&Co. and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor.
Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership
       from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $106,254,748 and expenses totaling $7,778,770, resulting in net income of $98,475,978 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $17.41 at March 31, 2007, to $22.20 at June 30, 2007.

The most significant trading gains of approximately 14.6% were recorded in the global interest rate sector from short positions in European fixed-income futures as prices moved lower throughout the quarter amid continued optimism about the status of the European economy after real Gross Domestic Product in the Euro-Zone increased more than expected during the first quarter of 2007. Additionally, European interest rate futures prices were pressured lower on news that Germany's unemployment rate held at a six-year low, French unemployment dropped to the lowest level in 24 years, and housing prices in the United Kingdom showed their biggest jump this year. Elsewhere, gains were experienced primarily during May and June from short positions in U.S. interest rate futures as prices declined after the Conference
       Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. Additional gains of approximately 8.7% were experienced in the currency sector throughout the quarter from long positions in the New Zealand dollar, Turkish lira, Canadian dollar, Brazilian real, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar weakened relative to these currencies on news that foreign investment in U.S. securities fell more than expected in February and the U.S. industrial production declined in March. In addition, the value of the U.S. dollar continued to fall against its major rivals leading up to and after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Elsewhere, short positions in the Japanese yen versus the U.S. dollar resulted in gains throughout the quarter as the value of the Japanese yen weakened relative to most of its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Smaller gains of approximately 3.8% were recorded in the global stock index sector primarily during April and May from long positions in European and U.S. equity index futures as prices moved higher amid consistently strong corporate earnings and increased merger and acquisition activity. Elsewhere, long positions in Pacific Rim equity index futures resulted in gains primarily during May
       as prices increased on optimism that strong economic
growth in the Euro-Zone and the U.S. would result in strong demand for exports from Asia. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 0.3% in the metals markets primarily during May from long positions in copper, aluminum, and zinc futures as prices fell after the Chinese government announced that it would raise export taxes for base metals and on speculation that rising production and inventories might create a global surplus. Additional losses were recorded during May from long positions in gold futures as prices fell due to speculative selling. Finally, losses of approximately 0.3% were experienced in the agricultural markets throughout the quarter from long positions in soybean meal futures as prices moved lower on news of an increase in supplies.
 During May and June, additional losses were incurred as wet weather conditions pressured prices lower amid speculation that rain might positively impact future supplies. Elsewhere, losses were recorded from long positions in cocoa futures primarily during April as prices were pressured lower on news that political tensions in the Ivory Coast were subsiding, alleviating fears that future supplies would be negatively impacted.

The Partnership recorded total trading results including interest income totaling $70,455,726 and expenses totaling $15,850,939, resulting in net income of $54,604,787 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $19.46 at December 31, 2006, to $22.20 at June 30, 2007.

The most significant trading gains of approximately 11.3% were recorded in the global interest rate sector throughout a majority of the year from short positions in European fixed-income futures as prices initially fell during January after reports showed confidence in the Euro-Zone economy stayed close to a six-year high in December. European fixed-income futures prices continued to weaken after the Ifo Institute stated that German business sentiment climbed to the second-highest level on record in April and consumer confidence in the United Kingdom increased in April. During May and June, European interest rate futures prices fell after a report showing real Gross Domestic Product in the Euro-Zone had increased more than expected in the first quarter of 2007 and news that Germany's seasonally adjusted unemployment rate had reached its lowest level since 1995 and housing prices in the United Kingdom had shown their biggest jump in 2007. Elsewhere, short positions in U.S. interest rate futures resulted in gains as prices moved lower during January after stronger than expected retail sales data, consumer confidence, and jobs growth suggested that the U.S. Federal Reserve might not cut interest rates during the first quarter of 2007. During May and June, U.S. fixed-income futures prices fell after the Philadelphia Federal Reserve's index of regional manufacturing increased more than expected in April, the Federal Reserve Bank of Richmond
       President Jeffrey Lacker stated there were still
inflationary concerns present in the U.S. economy, and the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. Additional gains of approximately 5.3% were experienced in the currency sector primarily during the second quarter from short positions in the Japanese yen versus the U.S. dollar, euro, and Australian dollar as the value of the Japanese yen weakened against most of its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded throughout the year from long positions in the Turkish lira, Brazilian real, Canadian dollar, and New Zealand dollar versus the U.S. dollar as these currencies moved higher relative to the U.S. dollar after strong economic data out of these countries added to growing investor sentiment that their respective Central Banks would raise interest rates in order to combat inflation. Additionally, the value of the U.S. dollar declined against these currencies after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Smaller gains of approximately 1.9% were recorded in the global stock index sector primarily during January, April, and May from long positions in European equity index futures as prices climbed higher on strong corporate earnings and increased merger and acquisition activity in the Euro-Zone, as well as continued optimism about the future of the global economy. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 1.5% recorded in the energy markets primarily during January and March from short positions in natural gas futures as prices moved higher during March after the U.S. Department of Energy reported that natural gas supplies were down 15% from a year ago. Elsewhere, short futures positions in crude oil and its related products resulted in losses primarily during the first quarter as prices reversed higher on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future. Prices continued to move higher amid rising geopolitical concerns in the Middle East. Additional losses of approximately 1.1% were experienced in the metals markets primarily during February and March from short positions in zinc futures as prices moved higher on continued speculation that low stockpiles and supply disruptions might create a supply shortage in the future. Meanwhile, losses were incurred primarily during January, February, and May from both short and long positions in copper, aluminum, and zinc futures as prices moved in a trendless pattern. Finally, losses of approximately 0.3% were incurred in the agricultural markets primarily during January and May from both short and long positions in coffee futures as prices moved without consistent direction due to conflicting data regarding supply and demand. Elsewhere, long positions in corn futures
       resulted in losses primarily during March and April as prices dropped after the U.S. government announced its plans to seek alternative fuel sources other than ethanol.

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $17,240,777 and expenses totaling $8,733,965, resulting in net income of $8,506,812 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $19.24 at March 31, 2006, to $19.63 at June 30, 2006.

The most significant trading gains of approximately 5.7% were recorded in the global interest rate futures markets from short positions in German, British, U.S., and Japanese fixed-income futures. Within European markets, rising equity prices and strong economic growth increased speculation that the European Central Bank would accelerate its interest-rate tightening campaign, thus pushing prices for German and British debt futures lower. Similarly, U.S. interest rate futures prices moved lower following the release of stronger than expected economic data. Elsewhere in the global interest rate futures markets, short positions in Japanese fixed-income futures experienced gains as prices dropped amid growing speculation that the Bank of Japan would end its ?ultra-easy? monetary policy and begin to increase interest rates. Within the metals markets, a gain of approximately 2.6% was recorded throughout the quarter from long positions in copper, nickel, and aluminum futures, as well as long positions in the precious metals, such as gold. Base metals prices rallied sharply to record highs amid an increase in industrial demand from strong global economic growth and limited production ability. Gold prices rallied to 26-year highs, boosted by continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high oil prices, and strong global economic growth. A portion of these gains was offset by losses of approximately 2.8% within the currency markets during April from long positions in the U.S. dollar, as the value of the U.S. dollar declined against the Australian dollar, Swiss franc, and euro. This reversal in the value of the U.S. dollar was attributed to news that foreign central banks would diversify their currency reserves away from the U.S. dollar. The U.S. dollar also weakened on worries regarding the U.S. trade deficit and speculation that the U.S. Federal Reserve might be near the end of its cycle in interest rate increases. During June, long positions in the euro versus the U.S. dollar recorded losses as the U.S. dollar reversed higher against most of its rivals due to diplomatic developments made between the U.S. and Iran regarding Iran?s nuclear research program, as well as the news of the confirmed death of insurgent leader Abu Musab al-Zarqawi in Iraq. Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve?s 17th consecutive rate hike on June 29. Additional losses of approximately 2.3% were incurred in the global equity indices markets during May from long positions in U.S., European, and Japanese stock index futures as equity prices closed lower during the month. U.S. and European stock indices incurred losses as prices declined due to inflation concerns and uncertainty regarding future interest rate policy. Meanwhile, Japanese equity markets suffered from a heavy sell-off as investors expressed concerns that the Japanese economy, which is heavily dependent on exports, could be significantly impacted by a global economic slowdown. Further losses were incurred during June from short positions in Japanese stock index futures as prices reversed higher due to solid economic data and strong investor sentiment for the region. Smaller losses of approximately 1.0% were incurred in the agricultural markets during May from short positions in corn futures as prices settled higher on technically-based buying. Long positions in wheat futures also experienced losses as prices moved lower during the first half of June on favorable weather forecasts across the U.S. wheat belt and reports from the U.S. Department of Agriculture showing improved crop conditions. Elsewhere in the agricultural complex, losses were incurred from short positions in soybean meal futures as prices ended higher in June after the prospect of hotter and drier weather was viewed as an increasing threat to inventories.

       The Partnership recorded total trading results including interest income totaling $40,009,586 and expenses totaling $17,116,467, resulting in net income of $22,893,119 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $18.60 at December 31, 2005, to $19.63 at June 30, 2006.

The most significant trading gains of approximately 8.5% were recorded in the global interest rate sector from short positions in German, British, and U.S. fixed-income futures. Within European markets, rising equity prices and strong economic growth increased speculation that the European Central Bank would accelerate its interest-rate tightening campaign, thus pushing prices for German and British fixed-income futures prices lower during April. Similarly, U.S. interest rate futures moved lower following the release of stronger than expected economic data. Additional gains of approximately 2.9% were experienced in the metals markets throughout a majority of the year from long copper, nickel, and aluminum futures positions, as well as long positions in precious metals, such as gold. Base metals prices rallied sharply to record highs amid an increase in industrial demand from strong global economic growth and limited production ability. Gold prices rallied to 26-year highs, boosted by continued geopolitical concerns regarding Iran?s nuclear program and inflation concerns due to high oil prices. Within the global stock index futures markets, gains of approximately 2.9% were
       recorded from long positions in European stock index
futures as prices trended higher during the first quarter on strong corporate earnings and solid economic data out of the European Union, Australia, Japan, and the United States. A portion of these gains for the first six months of the year was offset by losses of approximately 5.8% in the currency markets from long U.S. dollar positions versus the Swiss franc, euro, and New Zealand dollar as the U.S. dollar?s value reversed lower against these currencies. This reversal in the value of the U.S. dollar was attributed to news that foreign central banks would diversify their currency reserves away from the U.S. dollar. The U.S. dollar also weakened on worries regarding the U.S. trade deficit and speculation that the U.S. Federal Reserve might be near the end of its cycle in interest rate increases. During June, long positions in the euro versus the U.S. dollar recorded losses as the U.S. dollar reversed higher against most of its rivals due to diplomatic developments made between the U.S. and Iran regarding Iran?s nuclear research program, as well as the news of the confirmed death of insurgent leader Abu Musab al-Zarqawi in Iraq. Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve?s 17th consecutive rate hike on June 29. Within the agricultural markets, losses of approximately 1.6% were recorded from long positions in wheat futures as prices fell on forecasts for above-average rainfall in the U.S. growing regions.
 Additional losses in the agricultural complex were incurred from
       short positions in soybean meal futures as prices ended higher in June on technically-based buying. Finally, smaller losses were incurred from short positions in corn futures as prices moved higher on news of strong demand and bullish export data. Smaller losses of approximately 0.4% were experienced in the energy markets during the first quarter from long futures positions in crude oil and its related products as prices declined after the announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is
       often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage
       causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter
       uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2007 and 2006. At June 30, 2007 and 2006, the Partnership?s total capitalization was approximately $449 million and $434 million, respectively.

Primary Market	June 30, 2007	June 30, 2006
Risk Category	 Value at Risk 	 Value at Risk

Interest Rate	(1.20)%	(0.69)%
Currency	(1.09)	(0.37)
Equity	(1.06)	(0.13)
Commodity 	(0.20)	(0.27)
Aggregate Value at Risk	        (2.21)%	(0.75)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could
       positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007.

Primary Market Risk Category	High	Low	Average
Interest Rate	(1.31)%	(0.82)%	(1.11)%

Currency 	(2.61)	(0.54)	(1.40)

Equity	(3.14)	(0.15)	(1.72)

Commodity	(0.33)	(0.20)	(0.27)

Aggregate Value at Risk	(4.19)%	(1.38)%	(2.57)%



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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2006, and for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above
       or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2007, such amount is equal to approximately 93% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the
       Partnership manages its primary market risk exposures -
constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at June 30, 2007, was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, and
       Australian interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at June 30, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large
       number of currencies, including cross-rates - i.e.,
positions between two currencies other than the U.S. dollar. At June 30, 2007, the Partnership?s major exposures were to the euro, Canadian dollar, Australian dollar, Japanese yen, Swiss franc, British pound, and Polish zloty currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At June 30, 2007, the third largest exposure of the Partnership was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2007, the Partnership?s primary market exposures were to the NASDAQ 100 (U.S.), Nikkei 225 (Japan), CAC 40 (France), Euro Stoxx 50 (Europe), Hang Seng (China), S&P 500 (U.S.), TOPIX (Japan), DAX (Germany), FTSE 100 (United Kingdom), IBEX 35 (Spain), Dow Jones (U.S.), and Russell 2000 (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. At June 30, 2007, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the wheat, soybean meal, sugar, coffee, cocoa, and live cattle markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At June 30, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2007, were in euros, British pounds, Swiss francs, Japanese yen, Hong Kong dollars, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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

Item 4T.   CONTROLS AND PROCEDURES
Not applicable.


       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s
Report on Form 10Q for the quarter ended March 31, 2007.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS
					SEC
Registration Statement on Form S-1  Units Registered    Effective Date       File Number

Initial Registration	3,000,000.000		November 6, 1998	333-60115
Additional Registration	6,000,000.000		March 27, 2000	333-91563
Additional Registration	2,000,000.000		July 29, 2002	  333-85076
Additional Registration	9,000,000.000		February 26, 2003	333-103166
Additional Registration	  30,000,000.000		April 28, 2004	333-113876
Total Units Registered          50,000,000.000

Units sold through 6/30/07      37,329,368.443
Units unsold through 6/30/07  _ 12,670,631.557

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2007, was $698,208,987.

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



                     Morgan Stanley Charter Graham L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

August 14, 2007      By: /s/ Lee Horwitz
                             Lee Horwitz
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
? 14 ?



DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)