Form 10-Q
period 2007-09-30
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2007-11-13
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number 0-25603

	MORGAN STANLEY CHARTER GRAHAM L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-4018068
(State or other jurisdiction of		   	 	  (I.R.S. Employer
incorporation or organization)			       Identification No.)

Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY							     	   10036
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code     (212) 296-1999





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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer____Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X


       <table>	MORGAN STANLEY CHARTER GRAHAM L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2007



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2007
 		(Unaudited) and December 31, 2006...........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2007 and 2006 (Unaudited)...............3

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)...4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2007 and 2006 (Unaudited).....................5

		Schedules of Investments as of September 30, 2007
		(Unaudited) and December 31, 2006	6

		Notes to Financial Statements (Unaudited)................7-14

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations....... 15-30

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk..........................................30-44

Item 4.	Controls and Procedures.................................44

Item 4T.	Controls and Procedures.................................45


PART II. OTHER INFORMATION

Item 1A.	Risk Factors............................................46

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds......................................46-47

Item 6.	Exhibits................................................47



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
	      2007       	      2006
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	403,951,666	362,441,363
	Restricted cash	    10,919,498	    54,560,197

	     Total cash	  414,871,164	  417,001,560

	Net unrealized gain on open contracts (MS&Co.)	17,636,919	     12,852,858
   	Net unrealized loss on open contracts (MSIP)	       (405,445)	       (314,794)

	     Total net unrealized gain on open contracts	    17,231,474	     12,538,064

	     Total Trading Equity	432,102,638	429,539,624

Subscriptions receivable	2,993,928	3,317,475
Interest receivable (MS&Co.)	      1,353,929	      1,824,393

	     Total Assets	  436,450,495	  434,681,492

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	5,443,337	11,873,932
Accrued brokerage fees (MS&Co.)	2,070,276	2,123,827
Accrued management fees	         690,092	       707,942

	     Total Liabilities	      8,203,705	   14,705,701

Partners' Capital

Limited Partners (19,736,757.271 and
   21,346,676.377 Units, respectively)	423,531,545	415,478,418
General Partner (219,732.501 and
   231,068.501 Units, respectively)	      4,715,245	    4,497,373

         Total Partners' Capital	   428,246,790	 419,975,791

         Total Liabilities and Partners' Capital   436,450,495	 434,681,492

NET ASSET VALUE PER UNIT	               21.46	            19.46

	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                             For the Three Months	                            For the Nine Months
                          Ended September 30,     	          Ended September 30,

                         2007   	         2006    	        2007   	    2006
                            $	             $	            $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	        4,876,123		   5,397,356		     14,579,986 	      14,489,895

EXPENSES
	Brokerage fees (MS&Co.)	6,482,388	6,357,821	18,370,592	19,195,171
	Management fees	        2,160,797	   2,119,275	    6,123,532 	     6,398,392

		Total Expenses 	       8,643,185	   8,477,096		   24,494,124	   25,593,563

NET INVESTMENT LOSS 	      (3,767,062)	  (3,079,740)	   (9,914,138)	  (11,103,668)

TRADING RESULTS
Trading profit (loss):
	Realized	(19,043,854)	(17,343,367)	44,778,000	14,939,322
	Net change in unrealized	       7,763,401	      3,839,837		    4,693,410	     2,474,195

		Total Trading Results	    (11,280,453)	   (13,503,530)		   49,471,410	   17,413,517

NET INCOME (LOSS)	  (15,047,515)		   (16,583,270)	   39,557,272	    6,309,849

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(14,885,172)	  (16,401,565)	             39,130,364            6,241,581
	General Partner 	      (162,343)	       (181,705)	                  426,908                 68,268


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                   (0.74)	 (0.75) 	    2.00                     0.28
	General Partner                                                    (0.74)	  (0.75) 	    2.00                     0.28



			                                                           Units	Units   	    Units     	     Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                20,112,057.909        22,181,374.951       20,627,620.990	   22,182,107.945




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2007 and 2006
	(Unaudited)


	Units of
	Partnership	Limited	General
	    Interest     	Partners	  Partner  	Total
		$	$	  $
<s>	<c>	<c>		<c>	<c>>
Partners' Capital,
	December 31, 2005	22,656,744.737	416,811,790	4,509,689	421,321,479

Offering of Units	3,440,991.912	66,594,771	-    	66,594,771

Net Income                                                                -	  	6,241,581	68,268	6,309,849

Redemptions	  (3,885,976.442)	   (74,926,743)	         -     	  (74,926,743)

Partners' Capital,
   September 30, 2006	 22,211,760.207	 414,721,399	  4,577,957	 419,299,356





Partners' Capital,
	December 31, 2006	21,577,744.878	415,478,418	    4,497,373	419,975,791

Offering of Units	1,768,617.820	34,996,998	-    	34,996,998

Net Income                                                                -	  	39,130,364	426,908	39,557,272

Redemptions	  (3,389,872.926)	   (66,074,235)	        (209,036) 	  (66,283,271)

Partners' Capital,
   September 30, 2007	 19,956,489.772	 423,531,545	  4,715,245	 428,246,790










The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	For the Nine Months Ended September 30,

	  2007   	    2006
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income 	39,557,272	6,309,849
Noncash item included in net income:
	Net change in unrealized	(4,693,410)	(2,474,195)

(Increase) decrease in operating assets:
	Restricted cash	43,640,699	(11,599,937)
	Interest receivable (MS&Co.)	470,464	(409,985)

Decrease in operating liabilities:
	Accrued brokerage fees (MS&Co.)	(53,551)	(127,635)
	Accrued management fees	         (17,850)	         (42,545)

Net cash provided by (used for) operating activities	    78,903,624	   (8,344,448)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	35,320,545	68,840,366
Cash paid for redemptions of Units 	   (72,713,866)	   (83,595,262)

Net cash used for financing activities	   (37,393,321)	   (14,754,896)

Net increase (decrease) in unrestricted cash	41,510,303	(23,099,344)

Unrestricted cash at beginning of period	   362,441,363	   396,726,923

Unrestricted cash at end of period	                                                 403,951,666	   373,627,579







	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
SCHEDULES OF INVESTMENTS
September 30, 2007 (Unaudited) and December 31, 2006


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
       Short
  Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
     Net
Unrealized
  Gain/(Loss)

$
%
   $
 %
 $


September 30, 2007, Partnership Net Assets:  $428,246,790



Commodity
 1,465,825
        0.34
   (592,338)
      (0.14)
  873,487
Equity
    226,278
        0.05
   (106,691)
      (0.02)
   119,587
Foreign currency
 16,805,300
        3.92
(1,714,565)
      (0.40)
15,090,735
Interest rate
    (271,409)
       (0.06)
     (36,210)
      (0.01)
  (307,619)






     Grand Total:
 18,225,994
        4.25
 (2,449,804)
      (0.57)
15,776,190

     Unrealized Currency Gain





1,455,284

     Total Net Unrealized Gain per Statement of Financial Condition



  17,231,474

December 31, 2006, Partnership Net Assets:  $419,975,791









Commodity
      79,650
        0.02
     680,903
       0.16
  760,553
Equity
 3,642,736
        0.87
 -
          -
3,642,736
Foreign currency
 5,610,658
        1.34
     642,240
       0.15
6,252,898
Interest rate
 (3,101,026)
       (0.75)
  4,738,934
       1.13
 1,637,908






     Grand Total:
   6,232,018
        1.48
  6,062,077
       1.44
12,294,095

     Unrealized Currency Gain





     243,969

     Total Net Unrealized Gain per Statement of Financial Condition



12,538,064










The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Graham L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2006, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Graham L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of funds, comprised of the Partnership, Morgan Stanley Charter WCM L.P., Morgan Stanley Charter Aspect L.P., and Morgan Stanley Charter Campbell L.P., which effective as of May 1, 2006, no longer accepts subscriptions and exchanges of units of limited partnership interest ("Unit(s)") from any other

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Charter Series of Funds for Units of Morgan Stanley Charter
Campbell L.P.

The Partnership's general partner is Demeter Management Corporation ("Demeter"). Morgan Stanley & Co. Incorporated ("MS&Co.") is the Partnership's principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc ("MSIP" serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. Graham Capital Management, L.P. (the "Trading Advisor") is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on an amount equal to the commodity brokers' margin requirements on the Partnership's current futures, forward, and options contracts at a rate approximately equivalent to the rate the commodity brokers pay other similar customers on margin deposits. In addition, MS&Co. pays the Partnership at each

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

month end interest income on the Partnership's funds in excess of such current margin requirements but available to satisfy margin requirements at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during the month. The
Partnership pays brokerage fees to MS&Co.



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

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a
component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:
                           Net Unrealized Gains
	               on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		 Exchange-	Off-Exchange-
Date	 Traded  	   Traded    	 Total	   Traded  	   Traded
	$	$	 $

Sep. 30, 2007   3,560,496	13,670,978	17,231,474	Mar. 2009	 Dec. 2007
Dec. 31, 2006   5,466,119	 7,071,945	12,538,064	Jun. 2008	 Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each as a futures commission merchant for the Partnership's exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $418,431,660 and $422,467,679 at September 30, 2007, and December
31, 2006, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board ("FASB") issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 was effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 has no impact on the Partnership's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value
Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership's financial statements, if any, is currently being assessed.

5.  Restricted and Unrestricted Cash
As reflected on the Partnership's Statements of Financial
Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash are maintained in separate trading accounts. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor.
Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 14 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(6,404,330) and expenses totaling $8,643,185, resulting in a net loss of $15,047,515 for the three months ended September 30, 2007. The Partnership's net asset value per Unit decreased from $22.20 at June 30, 2007, to $21.46 at September 30, 2007.

The most significant trading losses of approximately 1.8% were recorded in the global interest rate markets from short futures positions in U.S. and European interest rates as prices reversed sharply higher in late July and August in a worldwide "flight-to-quality" after the significant decline in the global equity markets resulted in substantially higher demand for the "safe haven" of government bonds. Further losses were experienced during September from newly established long futures positions in U.S., European, and Japanese interest rates as prices reversed lower after a rebound in global equities reduced demand for government bonds, and the U.S. Federal Reserve's decision to cut benchmark interest rates triggered concerns of accelerating global inflation. Additional losses of approximately 1.6% were
       recorded in the currency markets, primarily during July and August, from short positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced "carry-trade" positions after the sell-off in the global equity markets resulted in investors trimming riskier assets funded by loans in Japan. Elsewhere in the currency sector, long positions in the Czech koruna and Swedish krona versus the U.S. dollar incurred losses as the value of the U.S. dollar moved higher against most of its major rivals in August after continued volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. In addition, the value of the U.S. dollar was pressured higher against these currencies amid data indicating a narrowing U.S. trade deficit, as well as an increase in U.S. wholesale prices. Smaller losses of approximately 0.3% were recorded within the global stock index sector, primarily during July, from long positions in European and Japanese equity index futures as prices reversed lower on persistent concerns that the collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index futures prices fell after news that China and India had increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future. A portion of the Partnership's overall losses for the
       quarter was offset by gains of approximately 0.5% in the energy markets, primarily during July and September, from long futures positions in crude oil and its related products as prices increased amid speculation that supplies of European North Sea oil could be dwindling, news that hurricane activity in the Gulf of Mexico threatened production facilities, and fears that additional supplies from OPEC members would arrive too late for peak demand in the winter. Additional gains of approximately 0.5% were experienced within the agricultural sector, primarily during August and September, from long positions in wheat futures as prices rose sharply to record highs amid persistently strong international demand and fears of a shortage in supply.
Elsewhere in the agricultural complex, long futures positions in the soybean complex resulted in gains as prices increased during September on concern that hot, dry weather in U.S. growing regions could have damaged crops.

The Partnership recorded total trading results including interest income totaling $64,051,396 and expenses totaling $24,494,124, resulting in net income of $39,557,272 for the nine months ended September 30, 2007. The Partnership's net asset value per Unit increased from $19.46 at December 31, 2006, to $21.46 at September 30, 2007.

The most significant trading gains of approximately 9.4% were recorded in the global interest rate markets, primarily during
       January, April, May, and June from short positions in
European and U.S. fixed-income futures as prices trended lower after strength in the equity markets and solid economic data out of the United States, the Euro-Zone, and the United Kingdom led investors to conclude that the European Central Bank, the Bank of England, and the U.S. Federal Reserve might continue raising interest rates in order to combat inflation. Within the currency markets, gains of approximately 3.6% were experienced from long positions in the Turkish lira, Brazilian real, Indian rupee, and British pound versus the U.S. dollar, primarily during the second and third quarters, as the value of the U.S. dollar weakened against these currencies in April on news that foreign investment in U.S. securities had fallen more than expected in February and U.S. industrial production had declined in March. The value of these currencies continued to trend higher relative to the U.S. dollar during May after rising inflation data led investors to believe that interest rates in these countries might rise in the near-term. Additional gains were recorded during September as the value of the U.S. dollar declined relative to its major rivals following news that the U.S. Federal Reserve cut interest rates at its September 18 meeting, thereby making the U.S. currency less attractive to investors. Furthermore, the value of the U.S. dollar moved lower amid growing sentiment that the U.S. Federal Reserve might cut borrowing costs a second time this year. Finally, long positions in the Canadian dollar versus the U.S. dollar resulted in additional gains, primarily during the third
       quarter, as the value of the Canadian dollar moved higher in tandem with rising energy prices on investor belief that surging oil prices and exports would expand the Canadian economy. Consequently, the Canadian dollar reached the highest level since 1976. Additional gains of approximately 1.7% were experienced within the global stock index sector, primarily during the second quarter, from long positions in European and Hong Kong equity index futures as prices increased amid strong corporate earnings and increased merger and acquisition activity. Smaller gains of approximately 0.2% were experienced within the agricultural markets, primarily during August and September, from long positions in wheat futures as prices rose sharply to record highs amid persistently strong international demand and fears of a shortage in supply. A portion of the Partnership's gains for the first nine months of the year was offset by losses of approximately 1.2% incurred within the metals sector throughout the majority of the year from both long and short positions in aluminum, zinc, and copper as prices moved without consistent direction amid conflicting news regarding supply and demand. Smaller losses of approximately 1.0% were recorded within the energy markets, primarily during the first quarter, from short futures positions in natural gas as prices rose sharply during late January amid colder weather in U.S Northeast. Further losses were incurred during March from short positions in natural gas futures as prices moved higher after the U.S. Department of Energy reported that natural gas supplies were down 15% from the
       previous year.  Elsewhere in the energy sector, short futures positions in heating oil resulted in losses during February and March as prices increased amid geopolitical uncertainty in Iraq, concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future, and news that Iran would continue with its nuclear program.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $(8,106,174) and expenses totaling $8,477,096, resulting in a net loss of $16,583,270 for the three months ended September 30, 2006. The Partnership's net asset value per Unit decreased from $19.63 at June 30, 2006, to $18.88 at September 30, 2006.

The most significant trading losses of approximately 3.9% were recorded in the global interest rate futures markets, primarily during July and August, from short positions in U.S. and European fixed-income futures as prices rallied amid geopolitical concerns after North Korea conducted long-range missile tests, terrorist bombings aboard commuter trains in Bombay, India, and fears of an escalating conflict between Israel and Lebanon. During July, prices were also boosted by U.S. Federal Reserve Chairman Ben Bernanke's testimony before Congress, which eased fears of accelerating inflation and suggested that interest rate increases would possibly come to a pause at the August U.S. Federal Reserve
       meeting.  Elsewhere in the global interest rate sector,
German and British fixed-income futures were pressured higher on news that the European Central Bank and the Bank of England kept interest rates unchanged. During August, prices continued to increase on concerns of a slowing global economy and news that Iran will continue its nuclear research program. U.S. interest rate futures prices were also pressured higher by government reports showing a slowdown in the U.S. economy. Elsewhere in the global interest rate sector, German fixed-income futures prices rose after the "ZEW" report showed investor confidence in Germany fell to its lowest level since June 2001, while British fixed-income futures prices increased on weaker than expected industrial data out of the United Kingdom. In the currency markets, losses of approximately 0.8% were recorded, primarily during July, from long positions in the euro versus the U.S. dollar as the U.S. dollar strengthened against its major rivals following narrower than expected May U.S. trade deficit data, while the value of the euro moved lower after the European Central Bank decided to keep interest rates unchanged. Elsewhere in the currency sector, short positions in the New Zealand dollar versus the U.S. dollar recorded losses during July as the value of the New Zealand dollar increased on consistently strong economic data out of New Zealand. Further losses were incurred from short positions in the Mexican peso at the beginning of July as the value of the peso gained sharply on the U.S. dollar after Felipe Calderon was declared the winner of Mexico's Presidential
       election. Newly established long positions in the peso incurred additional losses at the end of the month as the peso weakened against the U.S. dollar, weighed down by fears of a slowing U.S. economy. During August, losses were incurred from short positions in the New Zealand dollar as the value of the New Zealand dollar moved higher amid recent reports showing a solid economy, which increased speculation that the Reserve Bank of New Zealand would continue to raise interest rates in the near future. Finally, during September, short positions in the U.S. dollar against the euro, Australian dollar, New Zealand dollar, and Mexican peso recorded losses as the U.S. dollar reversed higher after revisions to U.S. quarterly productivity data showed unit labor costs rose last year at the fastest pace since 1990. Additional losses of approximately 0.2% were incurred in the energy sector, during July, from short positions in natural gas futures as prices moved higher amid hot weather across much of the U.S. and news of a decline in domestic supplies. Losses of approximately 0.2% were also experienced in the metals markets, primarily during July and September, from long positions in nickel, zinc, and copper futures as prices were pressured lower on concerns of decreasing demand amid an economic slowdown in China and speculation of a weak U.S. housing market. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 1.8% experienced in the global stock index futures markets during September from long positions in European equity index futures as prices climbed higher amid falling oil
       prices. Furthermore, Spanish equity index futures prices moved significantly higher on merger and acquisition activity in the utility sector, while French equity index futures prices gained on revised statistics showing the French economy grew at its fastest pace in five-and-a-half years. In addition, European equity markets were supported higher after the European Central Bank decided to leave interest rates unchanged. Smaller gains of approximately 0.1% were experienced within the agricultural complex during July and August from short positions in soybean meal futures as prices fell sharply amid slow export sales, drought-breaking rains, and cooler temperatures in the U.S. Midwest. Elsewhere in the agricultural complex, short positions in sugar futures experienced gains as prices were pressured lower following U.S. Department of Agriculture data, which showed ethanol-production using sugarcane is more costly than expected, as well as from low physical demand and high inventories.

The Partnership recorded total trading results including interest income totaling $31,903,412 and expenses totaling $25,593,563, resulting in net income of $6,309,849 for the nine months ended September 30, 2006. The Partnership's net asset value per Unit increased from $18.60 at December 31, 2005, to $18.88 at September 30, 2006.

The most significant trading gains of approximately 4.7% were recorded in the global stock index futures markets from long
       positions in European stock index futures as prices
trended higher during the first quarter on strong corporate earnings and solid economic data out of the European Union, Australia, Japan, and the United States. European equity index futures prices also climbed higher during September amid falling oil prices. Furthermore, Spanish equity index futures prices moved significantly higher on merger and acquisition activity in the utility sector, while French equity index futures markets gained on revised statistics showing the French economy grew at its fastest pace in five-and-a-half years. In addition, European equity markets were supported higher after the European Central Bank decided to leave interest rates unchanged. Elsewhere in the global stock index sector, long positions in Hong Kong equity index futures experienced gains as prices trended higher throughout the first six months of the year on strong corporate earnings and solid economic data. Hong Kong equity index futures prices also increased further during July on an optimistic economic outlook for the region after Gross Domestic Product in China surged to 10.9% in the first half of the year. Additional gains of approximately 4.2% were incurred in the global interest rate futures markets during March and April from short positions in German, British, and U.S. fixed-income futures as prices fell on strength in the equity markets and investor sentiment that global interest rates would continue to rise in order to combat inflation. Additional gains of approximately 2.7% were experienced in the metals sector throughout the first half of the
       year from long copper, nickel, aluminum, and gold futures positions. Base metals prices rallied sharply to record highs amid an increase in industrial demand from strong global economic growth and limited production ability. Gold prices rose to 26-year highs in May, boosted by continued geopolitical concerns regarding Iran's nuclear program and inflation concerns due to high oil prices. A portion of these gains for the first nine months of the year was offset by losses of approximately 6.5% recorded in the currency sector from long U.S. dollar positions versus the euro, Swiss franc, and Australian dollar as the U.S. dollar's value reversed lower on news that foreign central banks would diversify their currency reserves away from the U.S. dollar. The U.S. dollar also weakened on worries regarding the U.S. trade deficit and speculation that the U.S. Federal Reserve was near the end of its cycle in interest rate increases. During June, long positions in the euro versus the U.S. dollar recorded losses as the U.S. dollar reversed higher against most of its rivals due to diplomatic developments made between the U.S. and Iran regarding Iran's nuclear research program, as well news confirming the death of insurgent leader Abu Musab al-Zarqawi in Iraq. Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve's 17th consecutive interest rate hike on June 29. Additional losses were also incurred during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso weakened on political uncertainty in Mexico. Additional losses of
       approximately 1.5% were incurred in the agricultural
complex from long positions in wheat futures as prices fell during March on forecasts for above-average rainfall in U.S. growing regions. Prices also moved lower during the first half of June on favorable weather forecasts across the U.S. growing regions and reports from the U.S. Department of Agriculture showing improved crop conditions. Elsewhere in the agricultural complex, losses were recorded during January from short positions in coffee futures as prices increased sharply early in the month amid news of a smaller crop in Brazil. Additional losses were experienced from newly established long positions in coffee futures during February as prices reversed lower. Smaller losses of approximately 0.6% were incurred in the energy sector during the first quarter from long futures positions in crude oil and its related products as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild winter weather in the U.S. Northeast.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or
       substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.
The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date under the "Partnership"s Value at Risk in Different Market Sectors " section and significantly exceed the Value at Risk ("VaR") tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

       Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices
       or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic
       reporting purposes only and is not utilized by either
Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total Net Assets by primary market risk category at September 30, 2007, and 2006. At September 30, 2007, and 2006, the Partnership's total capitalization was approximately $428 million and $419 million, respectively.

Primary Market	September 30, 2007	September 30, 2006
Risk Category	 Value at Risk 	 Value at Risk

Currency	(1.32)%	(0.54)%
Interest Rate	(0.09)	(1.12)
Equity	(0.07)	(2.54)
Commodity 	(0.85)	(0.27)
Aggregate Value at Risk	        (1.62)%	(2.51)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and
       is less than the sum of the VaRs for all such market
categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007.

Primary Market Risk Category	High	Low	Average
Currency	(2.61)%	(1.09)%	(1.59)%

Interest Rate	(1.31)	(0.09)	(0.85)

Equity	(3.14)	(0.07)	(1.10)

Commodity	(0.85)	(0.20)	(0.41)

Aggregate Value at Risk	(4.19)%	(1.38)%	(2.35)%



Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging
       activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology's limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2006, and for the four quarter-
       end reporting periods from October 1, 2006, through
September 30, 2007. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2007, such amount is equal to approximately 95% of the Partnership's net asset value. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership's market-
       sensitive instruments, in relation to the Partnership's Net
Assets.

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

       The following were the primary trading risk exposures of the Partnership at September 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at September 30, 2007, was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2007, the Partnership's major exposures were to the Canadian dollar, euro, Japanese yen, British pound, Polish zloty, Australian dollar, and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership's currency trades will change significantly in the future.

Interest Rate. At September 30, 2007, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., Japanese, and European interest
       rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries' and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2007, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2007, the Partnership's primary market exposures were to the NASDAQ 100 (U.S.), Hang Seng (China), TOPIX (Japan), Euro Stoxx 50 (Europe), S&P 500 (U.S.), CAC 40 (France),
       Nikkei 225 (Japan), and Dow Jones (U.S.) stock indices.
The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The second largest market exposure of the Partnership at September 30, 2007, was to the energy sector. The Partnership's energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

	Metals.	The third largest market exposure of the
Partnership at September 30, 2007, was to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as aluminum and zinc, as well as
       precious metals, such as gold.  Economic forces,
supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At September 30, 2007, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the soybean meal, coffee, cocoa, cotton, and corn markets.
Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2007:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2007, were in Japanese yen, euros, British pounds, Hong Kong dollars, Swiss francs, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances
       by regularly converting them back into U.S. dollars
upon liquidation of their respective positions.


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

Item 4.   CONTROLS AND PROCEDURES
  (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and
       15d-15(e) of the Exchange Act), and have judged such
controls and procedures to be effective.

    (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T.   CONTROLS AND PROCEDURES
Not applicable.


       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership's Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership's
Report on Form 10Q for the quarters ended March 31, 2007, and June
30, 2007.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS

					SEC
Registration Statement on Form S-1  Units Registered    Effective Date       File Number

Initial Registration	3,000,000.000		November 6, 1998	333-60115
Additional Registration	6,000,000.000		March 27, 2000	333-91563
Additional Registration	2,000,000.000		July 29, 2002	  333-85076
Additional Registration	9,000,000.000		February 26, 2003	333-103166
Additional Registration	  30,000,000.000		April 28, 2004	333-113876
Total Units Registered          50,000,000.000

Units sold through 9/30/07      37,834,677.216
Units unsold through 9/30/07  _ 12,165,322.784


The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

       The aggregate price of the Units sold through September 30,
2007, was $708,922,819.

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



                     Morgan Stanley Charter Graham L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

November 13, 2007    By: /s/ Lee Horwitz
                             Lee Horwitz
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.









DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)