Form 10-Q
period 2008-03-31
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2008-05-15
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer?, ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

Large accelerated filer_______ 		Accelerated filer_______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X


	       <table> MORGAN STANLEY CHARTER GRAHAM L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2008



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2008
 		(Unaudited) and December 31, 2007...........................2

		Statements of Operations for the Quarters
		Ended March 31, 2008 and 2007 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
Quarters Ended March 31, 2008 and 2007 (Unaudited)..........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2008 and 2007 (Unaudited).........................5

		Condensed Schedules of Investments as of March 31, 2008
		(Unaudited) and December 31, 2007	6

		Notes to Financial Statements (Unaudited)................7-15

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations....... 16-25

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk..........................................25-39

Item 4.	Controls and Procedures.................................39

Item 4T.	Controls and Procedures.................................39


PART II. OTHER INFORMATION

Item 1A.	Risk Factors............................................40

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds......................................40-41

Item 5.	Other Information....................................41-42

Item 6.	Exhibits................................................43



       <table>  PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31, 	December 31,
	      2008       	      2007
	$	$
	(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	461,930,126	428,483,746
	Restricted cash	    18,065,465	    11,795,125

	     Total cash	   479,995,591	  440,278,871

   	Net unrealized gain (loss) on open contracts (MS&Co.)	3,568,462	        (269,587)
	Net unrealized gain on open contracts (MSIP)	        518,183	           64,122

	     Total net unrealized gain (loss) on open contracts	     4,086,645	        (205,465)

	     Total Trading Equity	484,082,236	440,073,406

Subscriptions receivable	7,974,760	6,032,184
Interest receivable (MS&Co.)	         634,343	      1,136,385

	     Total Assets	  492,691,339	  447,241,975

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	6,345,034	 3,952,743
Accrued brokerage fees (MS&Co.)	2,386,143	2,261,439
Accrued management fees	       795,381	       753,813

	     Total Liabilities	    9,526,558	    6,967,995

Partners? Capital

Limited Partners (19,645,628.746 and
   19,771,249.924 Units, respectively)	477,820,453	435,434,673
General Partner (219,732.501 Units)	     5,344,328	     4,839,307

         Total Partners? Capital	  483,164,781	 440,273,980

         Total Liabilities and Partners? Capital	   492,691,339	 447,241,975


NET ASSET VALUE PER UNIT	              24.32	            22.02

	The accompanying notes are an integral part of these financial statements.


	       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

  	   	     For the Quarters Ended March 31,


                                                                         		        2008    	       2007
                                                                               	                     $		          $
INVESTMENT INCOME
	Interest income (MS&Co.)		     2,520,335		  	   4,966,259

EXPENSES
	Brokerage fees (MS&Co.)		6,814,958	6,054,126
	Management fees		    2,271,653	        2,018,043

		Total Expenses		   9,086,611	   8,072,169

NET INVESTMENT LOSS	   (6,566,276)	  (3,105,910)

TRADING RESULTS
Trading profit (loss):
	Realized			48,029,305	(32,216,940)
	Net change in unrealized		    4,292,110	   (8,548,341)

		Total Trading Results		   52,321,415	   (40,765,281)

NET INCOME (LOSS) 	   45,755,139	   (43,871,191)


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                       	         45,250,118	   (43,395,636)
    	General Partner                                                     	          505,021	          (475,555)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                	 	  2.30	 (2.05)
	General Partner                                                		2.30	 (2.05)


		                                           Units     	                             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	19,889,850.515	              21,247,802.287



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2008 and 2007
	(Unaudited)


	Units of
	Partnership	Limited	General
	    Interest     	Partners	  Partner  	Total
		$	$	  $
Partners? Capital,
	December 31, 2006	21,577,744.878	415,478,418	4,497,373	419,975,791

Offering of Units	760,036.983          13,862,819	  ?     	13,862,819

Net Loss                                                                 ?	    	(43,395,636)	 (475,555)	(43,871,191)

Redemptions	  (1,439,305.704)	  (26,223,036)	         ?     	  (26,223,036)

Partners? Capital,
   March 31, 2007	 20,898,476.157	 359,722,565	  4,021,818	 363,744,383




Partners? Capital,
	December 31, 2007	19,990,982.425	435,434,673	4,839,307	440,273,980

Offering of Units	823,462.460          19,450,283	  ?     	19,450,283

Net Income                                                                 ?	    	45,250,118	 505,021	45,755,139

Redemptions	  (949,083.638)	  (22,314,621)	         ?     	  (22,314,621)

Partners? Capital,
   March 31, 2008	 19,865,361.247	 477,820,453	  5,344,328	 483,164,781












The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	For the Quarters Ended March 31,

	  2008   	    2007
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	45,755,139	(43,871,191)
Noncash item included in net income (loss):
	Net change in unrealized	(4,292,110)	 8,548,341

(Increase) decrease in operating assets:
	Restricted cash	(6,270,340)	39,466,588
	Interest receivable (MS&Co.)	502,042	47,392

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	124,704	(213,792)
	Accrued management fees	          41,568	         (71,263)

Net cash provided by operating activities	    35,861,003	     3,906,075


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	17,507,707	13,411,482
Cash paid for redemptions of Units 	    (19,922,330)	   (29,112,599)

Net cash used for financing activities	     (2,414,623)	   (15,701,117)

Net increase (decrease) in unrestricted cash	33,446,380	(11,795,042)

Unrestricted cash at beginning of period	    428,483,746	   360,856,363

Unrestricted cash at end of period	                 461,930,126                349,061,321








	The accompanying notes are an integral part of these financial statements.



<page <table> MORGAN STANLEY CHARTER GRAHAM L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2008 (Unaudited) and December 31, 2007


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
       Short
  Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
     Net
Unrealized
  Gain/(Loss)

$
%
   $
 %
 $


March 31, 2008, Partnership Net Assets:  $483,164,781



Commodity
(1,199,656)
       (0.25)
   (129,930)
      (0.03)
 (1,329,586)
Equity
(190,000)
(0.04)
 (50,546)
      (0.01)
   (240,546)
Foreign currency
    725,907
        0.15
 5,232,890
       1.08
5,958,797
Interest rate
 (1,891,287)
       (0.39)
   (313,730)
      (0.06)
 (2,205,017)






     Grand Total:
 (2,555,036)
       (0.53)
 4,738,684
       0.98
 2,183,648

     Unrealized Currency Gain





  1,902,997

     Total Net Unrealized Gain



    4,086,645

December 31, 2007, Partnership Net Assets:  $440,273,980








Commodity
 1,186,484
        0.27
   (118,001)
      (0.03)
 1,068,483
Equity
   (102,031)
       (0.02)
 (23,945)
      (0.01)
  (125,976)
Foreign currency
(1,534,962)
       (0.34)
   (914,641)
      (0.21)
(2,449,603)
Interest rate
      381,109
        0.08
   (597,710)
      (0.13)
   (216,601)






     Grand Total:
      (69,400)
       (0.01)
(1,654,297)
      (0.38)
 (1,723,697)

     Unrealized Currency Gain





   1,518,232

     Total Net Unrealized Loss



  (205,465)









The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2008
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Graham L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Graham L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, ?Futures Interests?). The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter WCM L.P., Morgan Stanley Charter Aspect L.P., and Morgan Stanley Charter Campbell L.P. (collectively, the ?Charter Series?), which effective as of May 1, 2006, no longer accepts subscriptions and

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

exchanges of units of limited partnership interest ("Unit(s)") from any other Charter Series for Units of Morgan Stanley Charter
Campbell L.P.

The Partnership?s general partner is Demeter Management Corporation ("Demeter"). The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. Graham Capital Management, L.P. (the "Trading Advisor") is the trading advisor to the Partnership.

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


3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.


4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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


The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:


1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in market factors;
       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.




The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity? on the Statements of Financial Condition, and their longest contract maturities were as follows:
                    Net Unrealized Gains/(Losses)
	               on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		 Exchange-	Off-Exchange-
Date	 Traded  	   Traded    	 Total	   Traded  	   Traded
	$	$	 $

Mar. 31, 2008   (1,516,645)    5,603,290	4,086,645	Sep. 2009	 Jun. 2008
Dec. 31, 2007    2,077,012    (2,282,477)	 (205,465)	Jun. 2009	 Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with


       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $478,478,946 and $442,355,883 at March 31, 2008, and December 31,
2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the



       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 157 (?SFAS? 157?), ?Fair Value Measurements?. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? quoted market prices in active markets for identical assets and liabilities; Level 2 ? inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 ? unobservable inputs for the asset or liability (including the


       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
March 31, 2008: <table> <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




         Total

Unrealized gain(loss) on open contracts
$   (1,516,645)
      $5,603,290
 n/a

$  4,086,645

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (?SFAS 161?). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.

6.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

7.  Reclassification
Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2008 presentation. Such reclassification has no impact on the Partnership?s reported net income (loss).

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements on pages 2 through 15 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading gain (loss)? for open (unrealized) contracts, and recorded as ?Realized trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $54,841,750 and expenses totaling $9,086,611, resulting in net income of $45,755,139 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $22.02 at December 31, 2007, to $24.32 at March 31, 2008.

The most significant trading gains of approximately 4.0% were experienced in the global stock index sector throughout the quarter from short positions in European, U.S., and Japanese equity index futures as prices moved lower on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening job market might restrain consumer spending, erode corporate earnings, and curb global economic growth. Within the energy markets, gains of approximately 3.6% were recorded, primarily during February and March, from long futures positions in crude oil and its related products as prices increased due to speculation that OPEC would cut production, ongoing geopolitical concerns in the Middle East, and strong demand for physical commodities as an inflation hedge.
       Meanwhile, long positions in natural gas futures resulted in gains as prices rose on expectations of a rise in demand due to colder weather in the U.S. Northeast and news of a drop in U.S. inventories. Additional gains of approximately 1.6% were experienced within the agricultural markets, primarily during January and February, from long positions in corn futures as prices moved higher following news that global production might drop, while rising energy prices might boost demand for alternative biofuels made from crops. Meanwhile, long futures positions in wheat recorded further gains, primarily during January and February, as prices increased amid speculation that U.S. stockpiles would fall to a 30-year low. Within the currency sector, gains of approximately 1.4% were experienced, primarily during February and March, from long positions in the Colombian peso, Brazilian real, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies due to the aforementioned disappointing economic data in the U.S. and fears of a possible U.S. recession, which fueled speculation of continued interest rate cuts by the U.S. Federal Reserve. Elsewhere, short positions in the Korean won versus the U.S. dollar resulted in gains as the value of the Korean won decreased relative to the U.S. dollar in March amid news of a widening Current-Account deficit out of Korea. Further gains of approximately 0.9% were recorded in the global interest rate sector, primarily during January and February, from long positions in U.S. and Japanese fixed-income futures as prices
       increased in a "flight-to-quality" following a sharp
decline in the global equity markets and concerns that an economic slowdown in the United States would weaken the global economy. Furthermore, U.S. fixed-income futures prices moved higher as the U.S. Federal Reserve cut interest rates by 200 basis points throughout the quarter and U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter Gross Domestic Product growth. Smaller gains of approximately 0.4% were experienced in the metals markets, primarily during February, from long positions in gold and silver futures as prices rose due to a drop in the value of the U.S. dollar, which spurred demand for "safe haven" investments.

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(35,799,022) and expenses totaling $8,072,169, resulting in a net loss of $43,871,191 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $19.46 at December 31, 2006, to $17.41 at March 31, 2007.

The most significant trading losses of approximately 3.1% were incurred in the currency sector primarily during January from long positions in the New Zealand dollar, Australian dollar, and euro versus the U.S. dollar as the value of the U.S. dollar strengthened after a government report showed that U.S. job
       growth had been unexpectedly higher during December 2006, cooling speculation that the U.S. Federal Reserve would cut interest rates in the near-term. Additionally, the value of the U.S. dollar continued to move higher against most of its major rivals after news that the U.S. trade gap had contracted for a third consecutive month in November, reaching its narrowest point since July 2005. Additional losses were experienced during March from long positions in the New Zealand dollar and the euro versus the U.S. dollar as the value of the New Zealand dollar declined early in the month after the Reserve Bank of New Zealand indicated that interest rates might remain steady in the near-term, while the euro weakened at the beginning of the month due to investor uncertainty regarding the strength of the global economy after the substantial sell-off in the global equity markets in late February. Additional losses in the currency markets were incurred from short positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc strengthened in February and March on news that Switzerland?s economy had accelerated faster than expected, thereby increasing the likelihood of an interest rate hike by the Swiss National Bank. Smaller losses were incurred from both long and short positions in the South African rand versus the U.S. dollar. Additional losses of approximately 2.9% were incurred in the global interest rate sector, primarily during February from short positions in U.S and European fixed-income futures as prices reversed sharply higher at the end of February due to a worldwide
       ?flight-to-quality? after a sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Further losses of approximately 1.8% were experienced in the global stock index futures markets from long positions in U.S., European, and Pacific Rim equity index futures as price fell suddenly and sharply at the end of February and early March due to the aforementioned factors that affected the currency and global interest rate markets. Additional losses of approximately 1.6% were recorded in the energy sector primarily during January and February from short positions in natural gas futures as prices reversed higher amid colder weather in U.S Northeast and news from the U.S. Department of Energy that supplies were weaker-than-expected. Smaller losses in the energy markets were experienced during February and March from short futures positions in crude oil as prices moved higher amid geopolitical uncertainty in Iraq, worries that Iran would continue with its nuclear program, and news that Iran had captured 15 members of the British Royal Navy in the Persian Gulf. Losses of approximately 0.8% were experienced in the metals sector during January from long positions in aluminum and zinc as prices declined amid news of a slowdown in the U.S. housing market.
       During February and March, short positions in copper
futures resulted in losses as prices moved higher on continued speculation that low stockpiles and supply disruptions might create a supply shortage in the future and news of stronger-than-expected Chinese industrial data. Lastly, smaller losses of approximately 0.1% were recorded in the agricultural sector, primarily during January from long positions in coffee futures as prices fell on speculation that retail price increases might curb demand in the United States. Elsewhere in the agricultural sector, long positions in corn futures recorded losses as prices declined sharply during March after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up in 2007 to its highest since 1944.


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

       The futures, forwards, and options traded by the
Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership?s Value at Risk in Different Market Sectors
       The following table indicates the VaR associated with the
Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2008, and 2007. At March 31, 2008, and 2007, the Partnership?s total capitalization was approximately $483 million and $364 million, respectively.



Primary Market	March 31, 2008	March 31, 2007
Risk Category	 Value at Risk 	 Value at Risk

Currency	(0.94)%	(1.37)%
Equity	(0.33)	(0.15)
Interest Rate	(0.30)	(0.82)
Commodity 	(0.41)	(0.33)
Aggregate Value at Risk	        (1.05)%	(1.38)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008.

Primary Market Risk Category	High	Low	Average
Currency	(1.32)%	(0.94)%	(1.11)%

Equity	(1.06)	(0.07)	(0.40)

Interest Rate	(1.20)	(0.09)	(0.42)

Commodity	(0.85)	(0.20)	(0.44)

Aggregate Value at Risk	(2.21)%	(1.05)%	(1.49)%



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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2007, and for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above
       or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2008, such amount was equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at March 31, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily
       fluctuations which disrupt the historical pricing
relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2008, the Partnership?s major exposures were to the Canadian dollar, euro, Australian dollar, Polish zloty, Japanese yen, Swiss franc, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The third largest market exposure of the Partnership at March 31, 2008, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2008, the Partnership?s primary market exposures were to the DAX (Germany), NASDAQ 100 (U.S.), Hang Seng (Hong Kong), S&P 500 (U.S.), IBEX 35 (Spain), Nikkei 225 (Japan), Euro Stox 50 (Europe), Russell 2000 (U.S.), CAC 40 (France), Dow Jones (U.S.), TOPIX (Japan), and FTSE 100 (United Kingdom) stock indices. The
       Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Hong Kong, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. At March 31, 2008, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. The second largest market exposure of the Partnership at March 31, 2008, was to the energy sector.
The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At March 31, 2008, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the corn, soybeans, soybean oil, cocoa, wheat, and live cattle markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At March 31, 2008, the Partnership had market exposure in the metals sector. The Partnership?s metals
       exposure was to fluctuations in the price of base
metals, such as copper and aluminum, as well as precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading
Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2008, were in euros, British pounds, Swiss francs, Japanese yen, Australian dollars, and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets
       among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

Item 4.   CONTROLS AND PROCEDURES
 	As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

Item 4T.   CONTROLS AND PROCEDURES
Not applicable.


       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS

					SEC
Registration Statement on Form S-1  Units Registered    Effective Date       File Number


Initial Registration	3,000,000.000		November 6, 1998	333-60115
Additional Registration	6,000,000.000		March 27, 2000	333-91563
Additional Registration	2,000,000.000		July 29, 2002	  333-85076
Additional Registration	9,000,000.000		February 26, 2003	333-103166
Additional Registration	  30,000,000.000		April 28, 2004	333-113876
Total Units Registered          50,000,000.000

Units sold through 3/31/08      39,538,182.032
Units unsold through 3/31/08    10,461,817.968


The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2008, was $748,253,005.

       Since no expenses are chargeable against the proceeds, 100%
of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. Effective March 20, 2008, Mr. Michael Durbin, age 40, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Durbin is a Managing Director of Morgan Stanley and has been Chief Operating Officer of National Sales since February 2008. Mr. Durbin joined Morgan Stanley in 1990 and has served in a succession of leadership positions in both its institutional and wealth management businesses, most recently as head of Global Wealth Management Group Capital Markets from October 2007 to February 2008. Mr. Durbin also served as Head of Equity Products and Services from March 2006 to October 2007, Head of International Private Wealth Management from May 2005 to March 2006, Chief Strategic and Risk Officer of Global Wealth Management Group from September 2004 to May 2005, and Chief Administrative Officer of each of Private Wealth Management and Global Wealth Management Group from January 2002 to September 2004. Mr. Durbin received his B.B.A. from the University of Notre Dame in 1990 and an M.B.A. from the New York University in 1998.
       Effective March 20, 2008, Mr. Jose Morales, age 31, was
named a Director of Demeter, subject to approval by the National Futures Association. Mr. Morales is a Vice President at Morgan Stanley and has headed the Product Development Group for the firm?s Global Wealth Management business since August 2007. Mr. Morales joined the firm in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services Due Diligence Committee. Prior to his appointment as a Director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March 2005 to March 2008. Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.

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



                     Morgan Stanley Charter Graham L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

May 15, 2008         By: /s/ Christian Angstadt
                             Christian Angstadt
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.





? 14 ?


1596:



1600: