Form 10-Q
period 2008-06-30
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2008-08-13
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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





(Former name, former address and former fiscal year, if changed since last report)

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2008



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2008
 		(Unaudited) and December 31, 2007...........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2008 and 2007 (Unaudited)....................3

		Statements of Changes in Partners? Capital for the
Six Months Ended June 30, 2008 and 2007 (Unaudited).........4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2008 and 2007 (Unaudited)..........................5

		Condensed Schedules of Investments as of June 30, 2008
		(Unaudited) and December 31, 2007	6

		Notes to Financial Statements (Unaudited)................7-15

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations....... 16-29

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk..........................................30-43

Item 4.	Controls and Procedures..............................43-44

Item 4T.	Controls and Procedures.................................44


PART II. OTHER INFORMATION

Item 1A.	Risk Factors............................................45

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds......................................45-46

Item 5.	Other Information.......................................46

Item 6.	Exhibits................................................46



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30, 	December 31,
	      2008       	      2007
	$	$
	(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	481,627,724	428,483,746
	Restricted cash	    23,541,440	    11,795,125

	     Total cash	   505,169,164	  440,278,871

   	Net unrealized gain (loss) on open contracts (MS&Co.)	11,360,798	        (269,587)
	Net unrealized gain on open contracts (MSIP)	      1,139,623	           64,122

	     Total net unrealized gain (loss) on open contracts	    12,500,421	        (205,465)

	     Total Trading Equity	517,669,585	440,073,406

Subscriptions receivable	7,811,414	6,032,184
Interest receivable (MS&Co.)	        760,418	      1,136,385

	     Total Assets	  526,241,417	  447,241,975

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	10,231,320	 3,952,743
Accrued brokerage fees (MS&Co.)	2,453,263	2,261,439
Accrued management fees	        817,755	       753,813

	     Total Liabilities	    13,502,338	    6,967,995

Partners? Capital

Limited Partners (19,143,986.760 and
   19,771,249.924 Units, respectively)	507,224,244	435,434,673
General Partner (208,144.501 and
   219,732.501 Units, respectively)	      5,514,835	     4,839,307

         Total Partners? Capital	    512,739,079	 440,273,980

         Total Liabilities and Partners? Capital	   526,241,417	 447,241,975

NET ASSET VALUE PER UNIT	             26.50	            22.02

	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                         For the Three Months	                             For the Six Months
  	        Ended June 30,     	                          Ended June 30,


                                 2008   	         2007    	        2008   	    2007
                                       $	                 $		            $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	     1,936,667		    4,737,604		    4,457,002	       9,703,863


EXPENSES
	Brokerage fees (MS&Co.)	7,281,195	5,834,078	14,096,153	11,888,204
	Management fees	    2,427,066	    1,944,692	    4,698,719	    3,962,735

		Total Expenses 	    9,708,261	    7,778,770		    18,794,872	 15,850,939

NET INVESTMENT LOSS 	    (7,771,594)	   (3,041,166)	   (14,337,870)	  (6,147,076)

TRADING RESULTS
Trading profit (loss):
	Realized	41,903,407	96,038,794	89,932,712	63,821,854
	Net change in unrealized	    8,413,776	     5,478,350		    12,705,886	   (3,069,991)

		Total Trading Results	    50,317,183	 101,517,144		   102,638,598	   60,751,863

NET INCOME	    42,545,589		    98,475,978	   88,300,728	    54,604,787

NET INCOME ALLOCATION

	Limited Partners	42,082,671	   97,411,172      	87,332,792	          54,015,536
	General Partner                                462,919	               1,064,806                    967,936		               589,251


NET INCOME PER UNIT

	Limited Partners                                   2.18	4.79	     4.48 	2.74
	General Partner                                     2.18	4.79	    4.48                  2.74


    Units     	                Units                          Units                     Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                   19,602,365.044     	20,487,447.457	19,729,071.569	    20,863,217.545


	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2008 and 2007
	(Unaudited)


	Units of
	Partnership	Limited	General
	    Interest     	Partners	  Partner  	Total
		$	$	  $
Partners? Capital,
	December 31, 2006	21,577,744.878	415,478,418	4,497,373	419,975,791

Offering of Units	1,263,309.047          24,283,165	      ?     	24,283,165

Net Income                                                               ?	    	54,015,536	 589,251	54,604,787

Redemptions	 (2,626,509.370)	 (49,935,378)	 (209,036) 	  (50,144,414)

Partners? Capital,
   June 30, 2007	 20,214,544.555	 443,841,741	  4,877,588	 448,719,329




Partners? Capital,
	December 31, 2007	19,990,982.425	435,434,673	4,839,307	440,273,980

Offering of Units	                                          1,672,313.762          41,043,355	      ?     	41,043,355

Net Income                                                               ?	    	87,332,835	 967,893	88,300,728

Redemptions	 (2,311,164.926)	 (56,586,619)	 (292,365) 	  (56,878,984)

Partners? Capital,
   June 30, 2008	 19,352,131.261	 507,224,244	  5,514,835	 512,739,079













The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	For the Six Months Ended June 30,

	  2008   	    2007
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	88,300,728	54,604,787
Noncash item included in net income:
	Net change in unrealized	(12,705,886)	 3,069,991

(Increase) decrease in operating assets:
	Restricted cash	(11,746,315)	24,144,005
	Interest receivable (MS&Co.)	375,967	204,908

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	191,824	(976)
	Accrued management fees	           63,942	             (325)

Net cash provided by operating activities	    64,480,260	   82,022,390


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	39,264,125	23,416,130
Cash paid for redemptions of Units 	    (50,600,407)	   (55,660,540)

Net cash used for financing activities	   (11,336,282)	   (32,244,410)

Net increase in unrestricted cash	53,143,978	49,777,980

Unrestricted cash at beginning of period	    428,483,746	   362,441,363

Unrestricted cash at end of period	                481,627,724	                412,219,343








	The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2008 (Unaudited) and December 31, 2007


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
       Short
  Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
     Net
Unrealized
  Gain/(Loss)

$
%
   $
 %
 $


June 30, 2008, Partnership Net Assets:  $512,739,079



Commodity
 4,699,914
        0.92
    667,253
       0.13
 5,367,167
Equity
     (29,864)
       (0.01)
 3,582,372
       0.70
3,552,508
Foreign currency
 3,714,075
        0.73
    179,266
       0.03
3,893,341
Interest rate
       71,186
        0.01
 (1,502,159)
      (0.29)
  (1,430,973)






     Grand Total:
  8,455,311
        1.65
 2,926,732
       0.57
 11,382,043

     Unrealized Currency Gain





   1,118,378

     Total Net Unrealized Gain



   12,500,421

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

June 30, 2008
(Unaudited)

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

1.  Organization
Morgan Stanley Charter Graham L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests"). The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter WCM L.P., Morgan Stanley Charter Aspect L.P., and Morgan Stanley Charter Campbell L.P. (collectively, the "Charter Series"), which effective as of May 1, 2006, no longer accepts subscriptions and


       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

exchanges of units of limited partnership interest ("Unit(s)") from any other Charter Series for Units of Morgan Stanley Charter
Campbell L.P.

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


       <table> MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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




The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:
<caption>            Net Unrealized Gains/(Losses)
	               on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		 Exchange-	Off-Exchange-
Date	 Traded  	   Traded    	 Total	   Traded  	   Traded
	$	$	 $
Jun. 30, 2008    8,860,177	 3,640,224	12,500,421	 Dec. 2009	 Sep. 2008
Dec. 31, 2007    2,077,012    (2,282,477)	  (205,465)	 Jun. 2009	 Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with



       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $514,029,341 and $442,355,883 at June 30, 2008, and December 31,
2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the



       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the






       <table> MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS
157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
June 30, 2008:    <caption>



Assets
Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
  Significant
    Unobservable
      Inputs
    (Level 3)




  Total

Unrealized gain on open contracts
                          $8,860,177
                    $3,640,244
     n/a

$12,500,421

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are



       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $52,253,850 and expenses totaling $9,708,261, resulting in net income of $42,545,589 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $24.32 at March 31, 2008, to $26.50 at June 30, 2008.

The most significant trading gains of approximately 6.1% were experienced in the energy markets throughout most of the quarter from long futures positions in crude oil and its related products as prices moved sharply higher due to a drop in OPEC output, supply threats in Nigeria and Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories. Meanwhile, long positions in natural gas futures resulted in gains as prices increased throughout the quarter amid declining production in Western Canada, falling U.S. inventories, and forecasts for an active hurricane season in the Atlantic. Furthermore, futures prices of crude oil and its related products, as well as natural gas, were pressured higher due to continued weakness in the value of the U.S. dollar, which spurred
       demand for physical commodities as an alternative
investment. Within the currency sector, gains of approximately 2.2% were recorded primarily during April and May from long positions in the Brazilian real, Turkish lira, and Hungarian forint versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals on concerns of a slowing U.S. economy. Within the agricultural markets, gains of approximately 1.0% were experienced primarily during June from long futures positions in the soybean complex and corn as prices increased due to supply concerns after severe floods in the U.S. Midwest damaged crops. Elsewhere, long positions in cocoa futures resulted in gains as prices rose amid speculation that crops in the Ivory Coast, the world?s largest producer, were developing more slowly than anticipated. Additional gains of approximately 0.6% were recorded within the global stock index sector, primarily during June, from short positions in European equity index futures as prices moved sharply lower throughout the month on concerns that surging commodity prices and additional subprime-related writedowns might erode corporate earnings and continue to slow global economic growth. In addition, prices of European stock index futures were pressured lower after government reports revealed an unexpected drop in Germany?s consumer confidence and a continued housing slump in the United Kingdom.

       The Partnership recorded total trading results including interest income totaling $107,095,600 and expenses totaling $18,794,872, resulting in net income of $88,300,728 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $22.02 at December 31, 2007, to $26.50 at June 30, 2008.

The most significant trading gains of approximately 9.9% were recorded in the energy markets from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC might cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. Elsewhere, long positions in natural gas futures also experienced gains during the first and second quarters as prices rose in February and March on expectations of a rise in demand due to colder weather in the U.S. Northeast and news of a drop in U.S. inventories. During the second quarter, prices were pressured higher amid declining production in Western Canada, a continued decline in U.S. inventories, and forecasts for an active hurricane season in the Atlantic. In addition, futures prices of crude oil, its related products, and natural gas increased due to persistent decline in the value of the U.S. dollar. Within the global stock index sector, short positions in European, U.S., and Pacific Rim equity index futures resulted in gains of approximately 4.7% as prices decreased during January,
       February, March, and June on concerns that a persistent
U.S. housing slump, mounting losses linked to U.S. subprime mortgage investments, rising commodity prices, and a weakening job market would restrain consumer spending, erode corporate earnings, and curb global economic growth. Within the currency sector, gains of approximately 3.6% were recorded, primarily during March, April, and May, from long positions in the Brazilian real, Colombian peso, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar moved lower against most of it rivals amid the aforementioned weak economic data out of the U.S. Within the agricultural markets, gains of approximately 2.6% were experienced, primarily during January, February, and June, from long positions in corn futures as prices increased following news that global production may drop, rising energy prices may boost demand for alternative biofuels made from ethanol, and severe floods in the U.S. Midwest damaged crops. Meanwhile, long futures positions in cocoa resulted in gains as prices rose in June amid speculation that crops in the Ivory Coast, the world?s largest producer, were developing more slowly than anticipated. Additional gains of approximately 1.0% were recorded within the global interest rate sector, primarily during January and February, from long positions in Japanese interest rate futures as prices increased in a ?flight-to-quality? following a sharp decline in the global equity markets and the aforementioned concerns regarding the global economy. Further gains were experienced during May and June from short positions
       in European fixed-income futures as prices declined after government reports revealed accelerating inflation in the Euro-Zone. Smaller gains of approximately 0.5% were recorded within the metals markets, primarily during February, from long futures positions in silver and gold as prices rose due to a sharp drop in the value of the U.S. dollar.

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $106,254,748 and expenses totaling $7,778,770, resulting in net income of $98,475,978 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $17.41 at March 31, 2007, to $22.20 at June 30, 2007.

The most significant trading gains of approximately 14.6% were recorded in the global interest rate sector from short positions in European fixed-income futures as prices moved lower throughout the quarter amid continued optimism about the status of the European economy after real Gross Domestic Product in the Euro-Zone increased more-than-expected during the first quarter of 2007. Additionally, European interest rate futures prices were pressured lower on news that Germany's unemployment rate held at a six-year low, French unemployment dropped to the lowest level in 24 years, and housing prices in the United Kingdom showed their biggest jump of 2007. Elsewhere, gains were experienced
       primarily during May and June from short positions in U.S.
interest rate futures as prices declined after the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. Additional gains of approximately 8.7% were experienced in the currency sector throughout the quarter from long positions in the New Zealand dollar, Turkish lira, Canadian dollar, Brazilian real, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar weakened relative to these currencies on news that foreign investment in the U.S. securities fell more-than-expected in February and the U.S. industrial production declined in March. In addition, the value of the U.S. dollar continued to fall against its major rivals leading up to and after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Elsewhere, short positions in the Japanese yen versus the U.S. dollar resulted in gains throughout the quarter as the value of the Japanese yen weakened relative to most of its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker-than-expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Smaller gains of approximately 3.8% were recorded in the global stock index sector primarily during April and May from long positions in European and U.S. equity index futures as prices moved higher amid consistently strong corporate earnings and increased merger and
       acquisition activity.  Elsewhere, long positions in
Pacific Rim equity index futures resulted in gains primarily during May as prices increased on optimism that strong economic growth in the Euro-Zone and the U.S. would result in strong demand for exports from Asia. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 0.3% in the metals markets primarily during May from long positions in copper, aluminum, and zinc futures as prices fell after the Chinese government announced that it would raise export taxes for base metals and on speculation that rising production and inventories might create a global surplus. Additional losses were recorded during May from long positions in gold futures as prices fell due to speculative selling. Finally, losses of approximately 0.3% were experienced in the agricultural markets throughout the quarter from long positions in soybean meal futures as prices moved lower on news of an increase in supplies.
 During May and June, additional losses were incurred as wet weather conditions pressured prices lower amid speculation that rain might positively impact future supplies. Elsewhere, losses were recorded from long positions in cocoa futures primarily during April as prices were pressured lower on news that political tensions in the Ivory Coast were subsiding, alleviating fears that future supplies would be negatively impacted.

The Partnership recorded total trading results including interest income totaling $70,455,726 and expenses totaling $15,850,939,
       resulting in net income of $54,604,787 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $19.46 at December 31, 2006, to $22.20 at June 30, 2007.

The most significant trading gains of approximately 11.3% were recorded in the global interest rate sector throughout a majority of the year from short positions in European fixed-income futures as prices initially fell during January after reports showed confidence in the Euro-Zone economy stayed close to a six-year high in December. European fixed-income futures prices continued to weaken after the Ifo Institute stated that German business sentiment climbed to the second-highest level on record in April and consumer confidence in the United Kingdom increased in April. During May and June, European interest rate futures prices fell after a report showing real Gross Domestic Product in the Euro-Zone had increased more-than-expected in the first quarter of 2007, news that Germany's seasonally adjusted unemployment rate had reached its lowest level since 1995, and housing prices in the United Kingdom had shown their biggest jump in 2007. Elsewhere, short positions in U.S. interest rate futures resulted in gains as prices moved lower during January after stronger-than-expected retail sales data, consumer confidence, and jobs growth suggested that the U.S. Federal Reserve might not cut interest rates during the first quarter of 2007. During May and June, U.S. fixed-income futures prices fell after the Philadelphia Federal Reserve's index of regional manufacturing increased more-than-expected in April, the Federal Reserve Bank of Richmond President Jeffrey Lacker stated there were still inflationary concerns present in the U.S. economy, and the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. Additional gains of approximately 5.3% were experienced in the currency sector primarily during the second quarter from short positions in the Japanese yen versus the U.S. dollar, euro, and Australian dollar as the value of the Japanese yen weakened against most of its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker-than-expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded throughout the year from long positions in the Turkish lira, Brazilian real, Canadian dollar, and New Zealand dollar versus the U.S. dollar as these currencies moved higher relative to the U.S. dollar after strong economic data out of these countries added to growing investor sentiment that their respective Central Banks would raise interest rates in order to combat inflation. Additionally, the value of the U.S. dollar declined against these currencies after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Smaller gains of approximately 1.9% were recorded in the global stock index sector primarily during January, April, and May from long positions in European equity index futures as prices climbed higher on strong corporate earnings and increased merger and acquisition activity in the Euro-Zone, as well as continued optimism about the future of the global economy. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 1.5% recorded in the energy markets primarily during January and March from short positions in natural gas futures as prices moved higher during March after the U.S. Department of Energy reported that natural gas supplies were down 15% from a year ago. Elsewhere, short futures positions in crude oil and its related products resulted in losses primarily during the first quarter as prices reversed higher on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future. Prices continued to move higher amid rising geopolitical concerns in the Middle East. Additional losses of approximately 1.1% were experienced in the metals markets primarily during February and March from short positions in zinc futures as prices moved higher on continued speculation that low stockpiles and supply disruptions might create a supply shortage in the future. Meanwhile, losses were incurred primarily during January, February, and May from both short and long positions in copper, aluminum, and zinc futures as prices moved in a trendless pattern. Finally, losses of approximately 0.3% were incurred in the agricultural markets primarily during January and May from both short and long positions in coffee futures as prices moved
       without consistent direction due to conflicting data
regarding supply and demand. Elsewhere, long positions in corn futures resulted in losses primarily during March and April as prices dropped after the U.S. government announced its plans to seek alternative fuel sources other than ethanol.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded
       futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative
       trading.  The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

       The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

       The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2008 and 2007. At June 30, 2008 and 2007, the Partnership?s total capitalization was approximately $513 million and $449 million, respectively.

Primary Market	June 30, 2008	June 30, 2007
Risk Category	 Value at Risk 	 Value at Risk

Currency	(0.98)%	(1.09)%
Equity	(0.59)	(1.06)
Interest Rate	(0.35)	(1.20)
Commodity 	(0.97)	(0.20)
Aggregate Value at Risk	        (1.26)%	(2.21)%
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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008.

Primary Market Risk Category	High	Low	Average
Currency	(1.32)%	(0.94)%	(1.09)%

Equity	(0.59)	(0.07)	(0.28)

Interest Rate	(0.35)	(0.09)	(0.21)

Commodity	(0.97)	(0.30)	(0.63)

Aggregate Value at Risk	(1.62)%	(1.05)%	(1.25)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2008 and 2007, and for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2008, such amount was equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result
       in a decline in the Partnership?s cash management income.
This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The second largest market exposure of the Partnership at June 30, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2008, the Partnership?s major exposures were to the Australian dollar, Japanese yen, euro, Swiss franc, Canadian dollar, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk
       associated with the Partnership?s currency trades will change significantly in the future.

Equity. At June 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2008, the Partnership?s primary market exposures were to the CAC 40 (France), DAX (Germany), Hang Seng (Hong Kong), Euro Stox 50 (Europe), S&P 500 (U.S.), IBEX 35 (Spain), NASDAQ 100 (U.S.), FTSE 100 (United Kingdom), Nikkei 225 (Japan), Dow Jones (U.S.), TOPIX (Japan), and Russell 2000 (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. At June 30, 2008, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the European, Japanese, U.S., and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its
       stock index and currency positions.  Interest rate
movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at June 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the corn, cocoa, soybeans, soybean meal, coffee, wheat, and soybean oil markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. The third largest market exposure of the Partnership at June 30, 2008, was to the energy sector. The
       Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At June 30, 2008, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as aluminum, zinc, copper, and lead, as well as precious metals, such as gold and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes its trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.



       Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2008, were in euros, British pounds, Swiss francs, Hong Kong dollars, Japanese yen, Australian dollars, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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

Item 4T.   CONTROLS AND PROCEDURES
Not applicable.


       <table> PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s
Report on Form 10-Q for the quarter ended March 31, 2008.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS
					SEC
Registration Statement on Form S-1  Units Registered    Effective Date       File Number
Initial Registration	3,000,000.000		November 6, 1998	333-60115
Additional Registration	6,000,000.000		March 27, 2000	333-91563
Additional Registration	2,000,000.000		July 29, 2002	  333-85076
Additional Registration	9,000,000.000		February 26, 2003	333-103166
Additional Registration	  30,000,000.000		April 28, 2004	333-113876
Total Units Registered          50,000,000.000

Units sold through 6/30/08      40,387,033.334
Units unsold through 6/30/08     9,612,966.666

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2008, was $769,846,077.

       Since no expenses are chargeable against the proceeds, 100%
of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Mr. Michael Durbin became listed as a principal of Demeter by the National Futures Association on June 5, 2008.

Mr. Jose Morales became listed as a principal of Demeter by the National Futures Association on June 23, 2008.



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



                     Morgan Stanley Charter Graham L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

August 13, 2008      By: /s/ Christian Angstadt
                             Christian Angstadt
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.