Form 10-Q
period 2008-09-30
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2008-11-13
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2008



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2008
 		(Unaudited) and December 31, 2007...........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2008 and 2007 (Unaudited)...............3

		Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)...4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2008 and 2007 (Unaudited).....................5

		Condensed Schedules of Investments as of September 30, 2008
		(Unaudited) and December 31, 2007	6

		Notes to Financial Statements (Unaudited)................7-15

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations....... 16-30

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk..........................................30-44

Item 4.	Controls and Procedures.................................44

Item 4T.	Controls and Procedures.................................45


PART II. OTHER INFORMATION

Item 1A.	Risk Factors............................................46

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds......................................46-47

Item 5.	Other Information.......................................47

Item 6.	Exhibits.............................................47-48



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30, 	December 31,
	      2008       	      2007
	$	$
	(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	478,847,861	428,483,746
	Restricted cash	     36,844,214	    11,795,125

	     Total cash	    515,692,075	  440,278,871

	Net unrealized gain on open contracts (MSIP)	1,475,537	           64,122
   	Net unrealized loss on open contracts (MS&Co.)	    (23,323,923)	        (269,587)

	     Total net unrealized loss on open contracts	     (21,848,386)	        (205,465)

	     Total Trading Equity	493,843,689	440,073,406

Subscriptions receivable	10,069,767	6,032,184
Interest receivable (MS&Co.)	           394,363	      1,136,385

	     Total Assets	    504,307,819	  447,241,975

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	7,396,941	 3,952,743
Accrued brokerage fees (MS&Co.)	2,414,089	2,261,439
Accrued management fees	          804,697	       753,813

	     Total Liabilities	     10,615,727	    6,967,995

Partners? Capital

Limited Partners (19,648,481.779 and
   19,771,249.924 Units, respectively)	488,517,029	435,434,673
General Partner (208,144.501 and
   219,732.501 Units, respectively)	       5,175,063	     4,839,307

         Total Partners? Capital	    493,692,092	 440,273,980

         Total Liabilities and Partners? Capital	   504,307,819	 447,241,975


NET ASSET VALUE PER UNIT	               24.86	            22.02

	The accompanying notes are an integral part of these financial statements. </table>


       <table> 	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


              For the Three Months	                             For the Nine Months
  	        Ended September 30,     	                       Ended September 30,


                             2008   	         2007    	        2008   	    2007
                           $	            $	            $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	     1,847,377		    4,876,123		   6,304,379	     14,579,986

EXPENSES
	Brokerage fees (MS&Co.)	7,434,091	6,482,388	21,530,244	18,370,592
	Management fees	     2,478,030	    2,160,797	    7,176,749	    6,123,532

		Total Expenses 	     9,912,121	    8,643,185		   28,706,993	 24,494,124

NET INVESTMENT LOSS 	    (8,064,744)	   (3,767,062)	   (22,402,614)	  (9,914,138)

TRADING RESULTS
Trading profit (loss):
	Realized	10,834,599	(19,043,854)	100,767,311	44,778,000
	Net change in unrealized	    (34,348,807)	     7,763,401		    (21,642,921)	     4,693,410

		Total Trading Results	    (23,514,208)	 (11,280,453)		     79,124,390	   49,471,410

NET INCOME (LOSS)	    (31,578,952)		   (15,047,515)	    56,721,776	   39,557,272

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(31,239,180)		  (14,885,172)      	56,093,655	          39,130,364
	General Partner                         	(339,772)	                 (162,343)                   	628,121	               426,908


NET INCOME (LOSS) PER UNIT

	Limited Partners             	 (1.64)	(0.74)	2.84                    2.00
	General Partner                           	 (1.64)	(0.74)	2.84                   2.00


                       Units    	                Units                          Units                     Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                19,639,185.958   	 	20,112,057.909	19,730,811.356	    20,627,620.990



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2008 and 2007
	(Unaudited)


	Units of
	Partnership	Limited	General
	    Interest     	Partners	  Partner  	Total
		$	$	  $
Partners? Capital,
	December 31, 2006	21,577,744.878	415,478,418	    4,497,373	419,975,791

Offering of Units	1,768,617.820	34,996,998	?    	34,996,998

Net Income                                                                ?	  	39,130,364	426,908	39,557,272

Redemptions	  (3,389,872.926)	   (66,074,235)	        (209,036) 	  (66,283,271)

Partners? Capital,
   September 30, 2007	 19,956,489.772	 423,531,545	  4,715,245	 428,246,790




Partners? Capital,
	December 31, 2007	19,990,982.425	435,434,673	4,839,307	440,273,980

Offering of Units	3,020,069.706	74,500,154	?    	74,500,154

Net Income                                                                ?	  	56,093,655	628,121	56,721,776

Redemptions	  (3,154,425.851)	   (77,511,453)	        (292,365)	  (77,803,818)

Partners? Capital,
   September 30, 2008	 19,856,626.280	 488,517,029	  5,175,063	 493,692,092












The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	For the Nine Months Ended September 30,

	  2008   	    2007
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	56,721,776	39,557,272
Noncash item included in net income:
	Net change in unrealized	21,642,921	 (4,693,410)

(Increase) decrease in operating assets:
	Restricted cash	(25,049,089)	43,640,699
	Interest receivable (MS&Co.)	742,022	470,464

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	152,650	(53,551)
	Accrued management fees	            50,884	         (17,850)

Net cash provided by operating activities	    54,261,164	   78,903,624


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	70,462,571	35,320,545
Cash paid for redemptions of Units 	    (74,359,620)	   (72,713,866)

Net cash used for financing activities	      (3,897,049)	   (37,393,321)

Net increase in unrestricted cash	50,364,115	41,510,303

Unrestricted cash at beginning of period	    428,483,746	   362,441,363

Unrestricted cash at end of period	                478,847,861	                403,951,666









	The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2008 (Unaudited) and December 31, 2007


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
       Short
  Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
     Net
Unrealized
  Gain/(Loss)

$
%
   $
 %
 $


September 30, 2008, Partnership Net Assets:  $493,692,092



Commodity
   (304,159)
       (0.06)
  4,135,536
       0.84
 3,831,377
Equity
    120,547
        0.02
1,317,797
       0.27
1,438,344
Foreign currency
 (15,958,646)
       (3.23)
( (11,690,304)
      (2.38)
(27,648,950)
Interest rate
    (712,686)
       (0.14)
    (257,173)
      (0.05)
       (969,859)






     Grand Total:
(16,854,944)
       (3.41)
 (6,494,144)
      (1.32)
  (23,349,088)

     Unrealized Currency Gain





    1,500,702

     Total Net Unrealized Loss



 (21,848,386)

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



       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Charter Graham L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

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




The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:
<table> <caption>      Net Unrealized Gains/(Losses)
	               on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		 Exchange-	Off-Exchange-
Date	 Traded  	   Traded    	 Total	   Traded  	   Traded
	$	$	 $
Sep. 30, 2008    6,035,382   (27,883,768)	(21,848,386) Mar. 2010	 Dec. 2008
Dec. 31, 2007    2,077,012    (2,282,477)	   (205,465) Jun. 2009	 Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with



       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $521,727,457 and $442,355,883 at September 30, 2008, and December
31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the



       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

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

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
September 30, 2008:  <table> <caption>



Assets
Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
  Significant
    Unobservable
      Inputs
    (Level 3)




       Total

 Unrealized gain (loss) on open contracts
                     $6,035,382
$(27,883,768)
     n/a

$(21,848,386)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements on pages 2 through 15 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading gain (loss)? for open (unrealized) contracts, and recorded as ?Realized trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results including interest income totaling $(21,666,831) and expenses totaling $9,912,121, resulting in a net loss of $31,578,952 for the three months ended September 30, 2008. The Partnership?s net asset value per Unit decreased from $26.50 at June 30, 2008, to $24.86 at September 30, 2008.

The most significant trading losses of approximately 2.6% were incurred within the currency sector, primarily during September, from long positions in the Brazilian real, South African rand, and Colombian peso versus the U.S. dollar as the value of the U.S. dollar moved sharply higher against these currencies in tandem with surging U.S. Treasury prices amid a worldwide "flight-to-quality" due to fears of an intense credit crunch and subsequent global recession. Within the energy markets, losses of approximately 2.2% were experienced primarily during July and August from long futures positions in crude oil and its related products as prices reversed lower amid signs that the U.S. economic slump would extend into 2009 and curb future energy demand. Meanwhile, long positions in natural gas futures resulted in losses as prices sharply decreased in July amid rising inventories and news that the Atlantic hurricane season's
       first storm had avoided the gas-producing fields in the
Gulf of Mexico. Within the agricultural sector, losses of approximately 1.7% were recorded primarily during July and August from long futures positions in the soybean complex and corn as prices declined on news that favorable weather might improve crop conditions in the U.S. Midwest and on speculation that a slowing U.S. economy would reduce demand for alternative biofuels. Elsewhere in the agricultural complex, long positions in cocoa futures resulted in losses during July as prices decreased following news of a rise in exports from the Ivory Coast, the world?s largest cocoa producer. Additional losses of approximately 1.0% were incurred within the metals markets throughout the majority of the quarter from long positions in gold futures as prices dropped due to a rise in the value of the U.S. dollar. Further losses were recorded in July from long futures positions in aluminum as prices dropped on concerns that slowing economic growth may erode demand for base metals.
Smaller losses of approximately 0.7% were experienced within the global interest rate sector, primarily during July and August, from short positions in European fixed-income futures as prices increased amid a decline in the global equity markets and growing speculation that the European Central Bank would not raise interest rates due to weak economic growth. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 3.6% recorded within the global stock index sector. Such gains were primarily recorded during September, from short
       positions in U.S., European, and Pacific Rim equity index futures as prices moved sharply lower amid unprecedented U.S. financial market turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant. Furthermore, global equity markets plunged after the U.S. House of Representatives rejected the Economic
Stabilization   Act of 2008, which would have allowed the U.S.
Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions.

The Partnership recorded total trading results including interest income totaling $85,428,769 and expenses totaling $28,706,993, resulting in net income of $56,721,776 for the nine months ended September 30, 2008. The Partnership?s net asset value per Unit increased from $22.02 at December 31, 2007, to $24.86 at September 30, 2008.

The most significant trading gains of approximately 8.5% were experienced within the global stock index sector from short positions in U.S., European, and Pacific Rim equity index futures as prices decreased during January, February, May, and June on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market would restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains were experienced in September from
       short positions in global stock index futures as prices dropped sharply amid unprecedented U.S. financial market turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant. Furthermore, global equity markets plunged after the U.S. House of Representatives rejected the Economic Stabilization Act of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions. Within the energy markets, gains of approximately 7.5% were recorded primarily during February, March, April, May, and June from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC would cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge.
Elsewhere, long positions in natural gas futures also experienced gains during the first and second quarters as prices rose in February and March on expectations of a rise in demand due to colder weather in the U.S. Northeast and news of a drop in U.S. inventories. During the second quarter, prices were pressured higher amid news of declining production in Western Canada, a continued decline in U.S. inventories, and forecasts for an active hurricane season in the Atlantic. Within the currency sector, gains of approximately 0.9% experienced primarily during March, April, May, and July from long positions in the Australian dollar, Chilean peso, and Colombian peso versus the U.S. dollar
       as the value of the U.S. dollar moved lower against these currencies during the first six months of the year amid concerns of a slowing U.S. economy. Short positions in the Korean won versus the U.S. dollar resulted in additional gains primarily during March as the value of the Korean won decreased relative to the U.S. dollar in March amid news of a widening Current-Account deficit out of Korea. Within the agricultural markets, gains of approximately 0.8% were recorded primarily during January, February, and June from long positions in corn futures as prices increased during the first half of the year following news that global production might drop, rising energy prices might boost demand for alternative biofuels made from ethanol, and severe floods in the U.S. Midwest had damaged crops. Meanwhile, short futures positions in cotton resulted in gains dropped to a one-year low in September after the U.S. Department of Agriculture reported exports remained below average due to a decline in demand. Smaller gains of approximately 0.3% were experienced within the global interest rate sector, primarily during January, February, and September, from long positions in U.S. fixed-income futures as prices moved higher in a worldwide ?flight-to-quality? following the aforementioned drop in the global equity markets throughout most of the year and worries regarding the fundamental health of the global economy and financial system. Additionally, U.S. fixed-income futures prices moved higher as the U.S. Federal Reserve cut interest rates by 200 basis points throughout the first quarter and U.S. government reports showed a rise in unemployment and slower-than-expected Gross Domestic Product growth during the fourth quarter of 2007. A portion of the Partnership?s gains for the first nine months of the year was offset by losses of approximately 0.5% incurred within the metals markets from long positions in gold futures as prices decreased during the third quarter due to a rise in the value of the U.S. dollar. Smaller losses were recorded from long futures positions in aluminum as prices declined during July and August on concerns that slowing economic growth would erode demand for base metals.


For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(6,404,330) and expenses totaling $8,643,185, resulting in a net loss of $15,047,515 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $22.20 at June 30, 2007, to $21.46 at September 30, 2007.

The most significant trading losses of approximately 1.8% were recorded in the global interest rate markets from short futures positions in U.S. and European interest rates as prices reversed sharply higher in late July and August in a worldwide ?flight-to-quality? after the significant decline in the global equity markets resulted in substantially higher demand for the ?safe haven? of government bonds. Further losses were experienced during September from newly established long futures positions in
       U.S., European, and Japanese interest rates as prices reversed lower after a rebound in global equities reduced demand for government bonds, and the U.S. Federal Reserve's decision to cut benchmark interest rates triggered concerns of accelerating global inflation. Additional losses of approximately 1.6% were recorded in the currency markets, primarily during July and August, from short positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced ?carry-trade? positions after the sell-off in the global equity markets resulted in investors? trimming riskier assets funded by loans in Japan. Elsewhere in the currency sector, long positions in the Czech koruna and Swedish krona versus the U.S. dollar incurred losses as the value of the U.S. dollar moved higher against most of its major rivals in August after continued volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. In addition, the value of the U.S. dollar was pressured higher against these currencies amid data indicating a narrowing U.S. trade deficit, as well as an increase in U.S. wholesale prices. Smaller losses of approximately 0.3% were recorded within the global stock index sector, primarily during July, from long positions in European and Japanese equity index futures as prices reversed lower on persistent concerns that the collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the
       global economy into a recession.  Furthermore, global equity index futures prices fell after news that China and India had increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future.
 A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.5% in the energy markets, primarily during July and September, from long futures positions in crude oil and its related products as prices increased amid speculation that supplies of European North Sea oil could be dwindling, news that hurricane activity in the Gulf of Mexico threatened production facilities, and fears that additional supplies from OPEC members would arrive too late for peak demand in the winter. Additional gains of approximately 0.5% were experienced within the agricultural sector, primarily during August and September, from long positions in wheat futures as prices rose sharply to record highs amid persistently strong international demand and fears of a shortage in supply.
Elsewhere in the agricultural complex, long futures positions in the soybean complex resulted in gains as prices increased during September on concern that hot, dry weather in U.S. growing regions could have damaged crops.

The Partnership recorded total trading results including interest income totaling $64,051,396 and expenses totaling $24,494,124, resulting in net income of $39,557,272 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit
       increased from $19.46 at December 31, 2006, to $21.46 at
September 30, 2007.

The most significant trading gains of approximately 9.4% were recorded in the global interest rate markets, primarily during January, April, May, and June from short positions in European and U.S. fixed-income futures as prices trended lower after strength in the equity markets and solid economic data out of the United States, the Euro-Zone, and the United Kingdom led investors to conclude that the European Central Bank, the Bank of England, and the U.S. Federal Reserve might continue raising interest rates in order to combat inflation. Within the currency markets, gains of approximately 3.6% were experienced from long positions in the Turkish lira, Brazilian real, Indian rupee, and British pound versus the U.S. dollar, primarily during the second and third quarters, as the value of the U.S. dollar weakened against these currencies in April on news that foreign investment in U.S. securities had fallen more-than-expected in February and U.S. industrial production had declined in March. The value of these currencies continued to trend higher relative to the U.S. dollar during May after rising inflation data led investors to believe that interest rates in these countries might rise in the near term. Additional gains were recorded during September as the value of the U.S. dollar declined relative to its major rivals following news that the U.S. Federal Reserve cut interest rates at its September 18, 2007 meeting, thereby making the U.S. currency less attractive to investors. Furthermore, the value of the U.S. dollar moved lower amid growing sentiment that the U.S. Federal Reserve might cut borrowing costs a second time in 2007. Finally, long positions in the Canadian dollar versus the U.S. dollar resulted in additional gains, primarily during the third quarter, as the value of the Canadian dollar moved higher in tandem with rising energy prices on investor belief that surging oil prices and exports would expand the Canadian economy. Consequently, the Canadian dollar reached the highest level since 1976. Additional gains of approximately 1.7% were experienced within the global stock index sector, primarily during the second quarter, from long positions in European and Hong Kong equity index futures as prices increased amid strong corporate earnings and increased merger and acquisition activity. Smaller gains of approximately 0.2% were experienced within the agricultural markets, primarily during August and September, from long positions in wheat futures as prices rose sharply to record highs amid persistently strong international demand and fears of a shortage in supply. A portion of the Partnership?s gains for the first nine months of the year was offset by losses of approximately 1.2% incurred within the metals sector throughout the majority of the year from both long and short positions in aluminum, zinc, and copper as prices moved without consistent direction amid conflicting news regarding supply and demand. Smaller losses of approximately 1.0% were recorded within the energy markets, primarily during the first quarter, from short
       futures positions in natural gas as prices rose sharply during late January amid colder weather in U.S Northeast.
Further losses were incurred during March from short positions in natural gas futures as prices moved higher after the U.S. Department of Energy reported that natural gas supplies were down 15% from the previous year. Elsewhere in the energy sector, short futures positions in heating oil resulted in losses during February and March as prices increased amid geopolitical uncertainty in Iraq, concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future, and news that Iran would continue with its nuclear program.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2008 and 2007.
       At September 30, 2008 and 2007, the Partnership?s total capitalization was approximately $494 million and $428 million, respectively.

Primary Market	September 30, 2008	 September 30, 2007
Risk Category	 Value at Risk 	 Value at Risk

Currency	(0.35)%	(1.32)%
Interest Rate	(0.22)	(0.09)
Equity	(0.21)	(0.07)
Commodity 	(0.59)	(0.85)
Aggregate Value at Risk	        (0.89)%	(1.62)%

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

       The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008.

Primary Market Risk Category	High	Low	Average
Currency	(1.10)%	(0.35)%	(0.84)%

Interest Rate	(0.35)	(0.11)	(0.24)

Equity	(0.59)	(0.15)	(0.32)

Commodity	(0.97)	(0.30)	(0.57)

Aggregate Value at Risk	(1.26)%	(0.89)%	(1.07)%




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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2008 and 2007, and for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2008, such amount was equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The third largest market exposure of the Partnership at September 30, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.
       Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2008, the Partnership?s major exposures were to the Canadian dollar, euro, Australian dollar, Japanese yen, and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At September 30, 2008, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also
       takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2008, the Partnership?s primary market exposures were to the Nikkei 225 (Japan), NASDAQ 100 (U.S.), Hang Seng (Hong Kong), TOPIX (Japan), Euro Stox 50 (Europe), CAC 40 (France), Dow Jones (U.S.), S&P 500 (U.S.), IBEX 35 (Spain), and FTSE 100 (United Kingdom) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at September 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the wheat, cotton, coffee, corn, cocoa, soybeans, live cattle, and sugar markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. The second largest market exposure of the Partnership at September 30, 2008, was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in natural gas, as well as crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At September 30, 2008, the Partnership had market exposure in the metals sector. The Partnership?s metals
       exposure was to fluctuations in the price of base
metals, such as copper, zinc, and aluminum, as well as precious metals, such as silver and gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes its trading systems to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2008, were in Hong Kong dollars, British pounds, euros, Japanese yen, Australian dollars, Canadian dollars, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts
       to manage market exposure by diversifying the Partnership?s assets among different market sectors through the selection of a Commodity Trading Advisor and by daily monitoring its performance. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Item 4T.   CONTROLS AND PROCEDURES
Not applicable.


       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s
Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS

					SEC
Registration Statement on Form S-1  Units Registered    Effective Date       File Number

Initial Registration	3,000,000.000		November 6, 1998	333-60115
Additional Registration	6,000,000.000		March 27, 2000	333-91563
Additional Registration	2,000,000.000		July 29, 2002	  333-85076
Additional Registration	9,000,000.000		February 26, 2003	333-103166
Additional Registration	  30,000,000.000		April 28, 2004	333-113876
Total Units Registered          50,000,000.000

Units sold through 9/30/08      41,734,789.278
Units unsold through 9/30/08  ___8,265,210.722

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2008, was $803,302,876.
       Since no expenses are chargeable against the proceeds, 100%
of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus and supplement included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
After the month end close for November 30, 2008, Demeter will no longer offer Units via subscriptions or exchanges into the Partnership. If there are not sufficient Units of the Partnership available for sale through November 30, 2008, to satisfy all subscription and exchange requests, subscription and exchange requests for the Partnership will be handled in the order in which they are received, with Demeter reserving the right to handle special situations in its sole discretion.


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



                     Morgan Stanley Charter Graham L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

November 13, 2008    By: /s/ Christian Angstadt
                             Christian Angstadt
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.