Form 10-Q
period 2009-03-31
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2009-05-15
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes            	No___________

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

		Statements of Financial Condition as of March 31, 2009
 		and December 31, 2008 (Unaudited)...........................2

		Statements of Operations for the Quarters
		Ended March 31, 2009 and 2008 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
Quarters Ended March 31, 2009 and 2008 (Unaudited)..........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2009 and 2008 (Unaudited).........................5

		Condensed Schedules of Investments as of March 31, 2009
		and December 31, 2008 (Unaudited)	6

		Notes to Financial Statements (Unaudited)................7-22

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations....... 23-30

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk..........................................31-44

Item 4.	Controls and Procedures..............................44-45

Item 4T.	Controls and Procedures.................................45


PART II. OTHER INFORMATION

Item 1A.	Risk Factors............................................46

Item 6.	Exhibits................................................46



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                               (Unaudited)
	March 31, 	December 31,
	      2009       	      2008
	$	$
ASSETS

Trading Equity:
	Unrestricted cash	434,715,990	550,525,640
	Restricted cash	    33,966,334	    13,066,966

	     Total cash	   468,682,324	  563,592,606

	Net unrealized gain (loss) on open contracts (MS&Co.)	(1,597,110)	          550,003
	Net unrealized gain (loss) on open contracts (MSIP)	    (1,226,296)	          433,388

	     Total net unrealized gain (loss) on open contracts	    (2,823,406)	          983,391

	     Total Trading Equity	465,858,918	564,575,997

Interest receivable (MS&Co.)	            44,572	            37,440

	     Total Assets	   465,903,490	   564,613,437

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	18,473,691	34,123,015
Accrued brokerage fees (MS&Co.)	2,435,466	2,747,331
Accrued management fees	         811,822	        915,777
Accrued incentive fee payable	                                             ?         	    2,289,365

	     Total Liabilities	   21,720,979	    40,075,488

Partners? Capital

Limited Partners (15,656,656.961 and
    17,828,720.751 Units, respectively)	439,716,095	519,261,648
General Partner (159,032.501 and
    181,160.501 Units, respectively)	      4,466,416	      5,276,301

         Total Partners? Capital	   444,182,511	  524,537,949

         Total Liabilities and Partners? Capital	   465,903,490	  564,613,437

NET ASSET VALUE PER UNIT	              28.08	            29.13

	The accompanying notes are an integral part of these financial statements. </table>


       <table> 	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



  	   	     For the Quarters Ended March 31,


                                                                         		        2009    	       2008
                                                                               	                     $		          $
INVESTMENT INCOME
	Interest income (MS&Co.)		    167,726			     2,520,335

EXPENSES
	Brokerage fees (MS&Co.)	                                                   7,553,433		6,814,958
	Management fees		   2,517,811	   2,271,653
	Incentive fees expense                          1,873,519	     	                         ?

		Total Expenses		  11,944,763	   9,086,611

NET INVESTMENT LOSS	  (11,777,037)	   (6,566,276)

TRADING RESULTS
Trading profit (loss):
	Realized			(1,236,004)	48,029,305
	Net change in unrealized		   (3,806,797)	    4,292,110

		Total Trading Results		   (5,042,801)	   52,321,415

NET INCOME (LOSS) 	 (16,819,838)	   45,755,139


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                       	        (16,650,707)	    45,250,118
    	General Partner 	                                                           	        (169,131)	           505,021


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                	 	(1.00)	  2.30
	General Partner                                                		(1.00)	  2.30


		                                                            Units     	                             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	16,853,852.404              19,889,850.515

	The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2009 and 2008
	(Unaudited)


	Units of
	Partnership	Limited	General
	    Interest     	Partners	  Partner  	Total
		$	$	  $
Partners? Capital,
	December 31, 2007	19,990,982.425	435,434,673	4,839,307	440,273,980

Offering of Units	823,462.460          19,450,283	  ?     	19,450,283

Net Income                                                                 ?	    	45,250,118	 505,021	45,755,139

Redemptions	  (949,083.638)	  (22,314,621)	         ?     	  (22,314,621)

Partners? Capital,
   March 31, 2008	 19,865,361.247	 477,820,453	  5,344,328	 483,164,781





Partners? Capital,
	December 31, 2008	18,009,881.252	519,261,648	5,276,301	524,537,949

Net Loss                                                                 ?	    	(16,650,707)	(169,131)	(16,819,838)

Redemptions	  (2,194,191.790)	  (62,894,846)      	  (640,754)	  (63,535,600)

Partners? Capital,
   March 31, 2009	 15,815,689.462	 439,716,095	  4,466,416	 444,182,511












The accompanying notes are an integral part of these financial statements.


       <table>
	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	For the Quarters Ended March 31,

	  2009   	    2008
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(16,819,838)	45,755,139
Noncash item included in net income (loss):
	Net change in unrealized	3,806,797	(4,292,110)

(Increase) decrease in operating assets:
	Restricted cash	(20,899,368)	(6,270,340)
	Interest receivable (MS&Co.)	(7,132)	502,042


Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	(311,865)	124,704
	Accrued management fees	(103,955)	            41,568
	Accrued incentive fees	   (2,289,365)	              ?

Net cash provided by (used for) operating activities	  (36,624,726)	     35,861,003


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	              ?     	17,507,707
Cash paid for redemptions of Units 	   (79,184,924)	    (19,922,330)

Net cash used for financing activities	  (79,184,924)	      (2,414,623)

Net increase (decrease) in unrestricted cash	(115,809,650)	33,446,380

Unrestricted cash at beginning of period	   550,525,640	    428,483,746

Unrestricted cash at end of period	               434,715,990	    461,930,126







	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2009 and December 31, 2008 (Unaudited)


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
       Short
  Unrealized
       Loss

Percentage of
   Net Assets
     Net
Unrealized
  Gain/(Loss)

$
%
   $
 %
 $


March 31, 2009, Partnership Net Assets:  $444,182,511



Commodity
   (701,858)
       (0.16)
(1,543,809)
      (0.35)
 (2,245,667)
Equity
           ?
           ?
(1,118,816)
      (0.25)
 (1,118,816)
Foreign currency
 (2,467,883)
       (0.55)
(2,186,351)
      (0.49)
(4,654,234)
Interest rate
   4,619,970
        1.04
     (25,719)
      (0.01)
  4,594,251






     Grand Total:
   1,450,229
        0.33
(4,874,695)
      (1.10)
(3,424,466)

     Unrealized Currency Gain




       0.14

   601,060

     Total Net Unrealized Loss on Open Contracts



 (2,823,406)

December 31, 2008, Partnership Net Assets:  $524,537,949


Commodity
 1,188,652
        0.23
(1,611,368)
      (0.31)
   (422,716)
Equity
        3,701
           ?
(198,181)
      (0.03)
  (194,480)
Foreign currency
    329,587
        0.06
(1,682,150)
      (0.32)
(1,352,563)
Interest rate
   1,808,595
        0.34
     (30,243)
      (0.01)
  1,778,352






     Grand Total:
   3,330,535
        0.63
(3,521,942)
      (0.67)
    (191,407)

     Unrealized Currency Gain




       0.22

   1,174,798


     Total Net Unrealized Gain on Open Contracts



   983,391








The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Charter Graham L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2008, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Graham L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4.). The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter WCM L.P., Morgan Stanley Charter Aspect L.P., and Morgan Stanley Charter Campbell L.P. (collectively, the "Charter Series").




       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation ("Demeter"). The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (?LME?). Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. Graham Capital Management, L.P. (the "Trading Advisor") is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. credits the Partnership with interest income on 100% of its average daily funds held at MS&Co. and MSIP to meet margin requirements at a rate approximately equivalent to what the commodity brokers pay other similar customers on margin deposits. In addition, MS&Co. credits the Partnership at each month end with interest income on 100% of the Partnership?s assets not deposited as margin at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during the month. The Partnership pays brokerage fees to MS&Co.


       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

Financial Accounting Standards Board ("the FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The adoption of FIN 48 does not have a material impact on the Partnership's financial statements. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.


4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value


       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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


The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards (?SFAS?) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:



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




The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity? on the Statements of Financial Condition, and their longest contract maturities were as follows:
                    Net Unrealized Gains/(Losses)
	               on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		 Exchange-	Off-Exchange-
Date	 Traded  	   Traded    	 Total	   Traded  	   Traded
	$	$	 $

Mar. 31, 2009    1,778,786   (4,602,192) (2,823,406)	Sep. 2010	 Jun. 2009
Dec. 31, 2008    2,306,468   (1,323,077)    983,391   Jun. 2010	 Mar. 2009

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the



       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $470,461,110 and $565,899,074 at March 31, 2009, and December 31,
2008, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

Derivate Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, ?Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133? ("SFAS No. 161"). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.



       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisor for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy. As such, the absolute quantity (the total of the open long and open short positions) which has been presented, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.


The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 161 disclosure as of March 31, 2009 and reflects the information outstanding at such time.

The Effect of Trading Activities on the Statement of Financial Condition for the Three Months Ended March 31, 2009:



Futures and Forward Contracts

      Long
          Unrealized
         Gain

       Long
L        Unrealized
       Loss

           Short
          Unrealized
           Gain

 Short
         Unrealized
        Loss

       Net
 Unrealized
 Gain/(Loss)

Total number
of outstanding
  contracts

$
  $
   $
    $
    $

March 31, 2009






Tr  Commodity
             200,595
      (902,453)
        881,685
    (2,425,494)
         (2,245,667)
            2,882
K   Equity
                   ?
             ?
        185,427
    (1,304,243)
         (1,118,816)
            1,750
K   Foreign currency
          1,348,719
   (3,816,602)
         610,568
    (2,796,919)
         (4,654,234)
          13,672
K   Interest rate
          5,024,365
    (404,395)

                   ?_   _
         (25,719)
          4,594,251
          13,339
K        Total
   6,573,679

 (5,123,450)

       1,677,680
    (6,552,375)
         (3,424,466)

K        Unrealized currency gain




             601,060

K        Total net unrealized loss
             on open contracts





    (2,823,406)




       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Based upon the Trading Advisor?s historical trading, it can generally be expected that the Partnership will trade approximately 1,800 round turn contracts per million under management over the course of a year or approximately 450 contracts in a quarter. Such quarterly amount is based upon such contracts being evenly traded throughout the year, but may be higher or lower for any individual quarter. The Trading Advisor?s volume will vary over time based upon a multitude of factors, including but not limited to, individual market price movement, individual market volatility and individual market liquidity.

The following table summarizes the net trading results of the Partnership during the quarter as required by SFAS No. 161.

The Effect of Trading Activities on the Statements of Operations for the Three Months Ended March 31, 2009 included in Total
Trading Results:

Type of Instrument
  $
Tr  Commodity
         (3,093,430)
K   Equity
          1,184,758
K   Foreign currency
         (3,359,490)
K   Interest rate
             799,099
K   Unrealized currency loss
            (573,738)
K        Total
  (5,042,801)

Line Item on the Statements of Operations for the Three Months Ended March 31, 2009:


Trading Results
  $
Tr  Realized
         (1,236,004)
K   Net change in unrealized
         (3,806,797)
K      Total Trading Results
  (5,042,801)

As discussed in Note 1, the Partnership?s objective for investing in these derivatives is for speculative trading.
       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  Fair Value Measurements
Management has continued to evaluate the application of SFAS No. 157 ("SFAS No. 157"), "Fair Value Measurements" to the Partnership, and has determined that SFAS No. 157 does not have a material impact on the financial statements. Fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

SFAS No. 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or

       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

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


The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of March 31, 2009 and December 31, 2008:

March 31, 2009



Assets
  Quoted Prices in
Active Markets for
 Identical Assets
      (Level 1)
 Significant Other
   Observable
       Inputs
     (Level 2)
  Significant
    Unobservable
      Inputs
    (Level 3)




          Total

Net unrealized gain (loss) on open contracts
                     $1,778,786
  $(4,602,192)
          n/a

               $(2,823,406)

<table> <caption>December 31, 2008



Assets
  Quoted Prices in
Active Markets for
 Identical Assets
      (Level 1)
 Significant Other
   Observable
       Inputs
     (Level 2)
  Significant
    Unobservable
      Inputs
    (Level 3)




              Total

Net unrealized gain (loss) on open contracts
                     $2,306,468
  $(1,323,077)
          n/a

             $983,391

       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     6.  New Accounting Developments
In April 2009, the FASB issued FASB Staff Position (?FSP?) FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (?FSP FAS No. 157-4?). FSP FAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 157-4.


In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP FAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. The Partnership is currently


       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


evaluating the impact of the adoption of FSP FAS No. 107-1 and APB No. 28-1.

7.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset LME positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

8. Subsequent Event.

On January 13, 2009, Morgan Stanley and Citigroup announced that they had agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture (the ?Transaction?). The joint venture will own Morgan Stanley Smith Barney LLC, a newly formed investment advisor and broker dealer that will be registered with the U.S. Securities and Exchange Commission and as a non-clearing futures commission merchant with the Commodities Futures Trading Commission. Upon the closing of the Transaction,


       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


subsidiaries of Morgan Stanley collectively will have a 51 percent ownership interest in the joint venture and Citigroup Inc. (?Citi?) will have 49 percent ownership interest in the joint venture. The Transaction is expected to close by the end of the third quarter of 2009.

As part of the Transaction, the Board of Directors of Demeter resolved that Demeter should be converted from a Delaware corporation to a Delaware limited liability company (the
?Conversion?). The Conversion became effective on April 30, 2009 and Demeter?s name changed to Demeter Management LLC.



In addition, in the near future Morgan Stanley, the sole member of Demeter, intends to contribute all of the membership interests in Demeter (along with other Morgan Stanley subsidiaries being contributed to the joint venture as part of the Transaction) to Morgan Stanley Commercial Financial Services, Inc. It is anticipated that on or about the time of the consummation of the Transaction, Morgan Stanley Commercial Financial Services, Inc. will contribute to Morgan Stanley JV Holdings LLC all of its in-scope assets and liabilities (including all of the membership interests of Demeter) (collectively, the ?Contribution?). Upon

       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


the completion of both the Conversion and the Contribution, Demeter will be a Delaware limited liability company that is a wholly owned subsidiary of Morgan Stanley Smith Barney Holdings LLC, which in turn will be owned 51 percent by Morgan Stanley and 49 percent by Citi.


At all times Demeter shall remain the General Partner of the Partnership and at no time will it cease to exist. In addition, neither the Conversion nor the Contribution will materially impact the daily trading activities of the Partnership?s respective commodity Trading Advisor. The Board of Directors of Demeter believes that the Conversion and the Contribution shall not have a material impact on the Partnership?s Limited Partners.

Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership
       from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units of limited partnership interest, (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements on pages 2 through 22 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2009
The Partnership recorded total trading results including interest income totaling $(4,875,075) and expenses totaling $11,944,763 resulting in a net loss of $16,819,838 for the quarter ended March 31, 2009. The Partnership?s net asset value per Unit decreased from $29.13 at December 31, 2008, to $28.08 at March 31, 2009.

The most significant trading losses of approximately 0.9% were experienced within the currency sector, primarily during February and March, from short positions in the euro, Canadian dollar, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar reversed lower against most of its rivals following the U.S. Federal Reserve?s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending, which would include the purchase of $300 billion in longer-term Treasury bonds and buying significant quantities of ?toxic assets? from bank balance sheets. Within the metals markets, losses of approximately 0.6% were incurred throughout the majority of the quarter from short futures positions in copper, zinc, and lead as prices reversed higher amid speculation that
       economic stimulus plans in the U.S. and China would help boost demand for base metals. Additional losses were recorded from short positions in gold futures as prices increased during January amid continued uncertainty regarding the future direction of the global economy, which spurred demand for the precious metal as a ?safe haven?. Smaller losses of approximately 0.5% were experienced within the agricultural sector, primarily during March, from short futures positions in corn, the soybean complex, and coffee as prices rose on renewed optimism that government bailouts would possibly help revive the world economy and boost demand for these commodities. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.4% recorded within the energy markets, primarily during January, from short positions in natural gas futures as prices moved lower amid speculation that the ongoing global economic recession would continue to erode energy demand. Smaller gains of approximately 0.2% were experienced within the global interest rate sector, primarily during February and March, from long positions in European fixed-income futures as prices moved higher after the European Central Bank cut its benchmark interest rate to a record 1.5% in an effort to further stimulate the European economy. Continued speculation that the European Central Bank would further reduce rates in the future also pushed prices higher.

For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $54,841,750 and expenses totaling $9,086,611, resulting in net income of $45,755,139 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $22.02 at December 31, 2007, to $24.32 at March 31, 2008.

The most significant trading gains of approximately 4.0% were experienced in the global stock index sector throughout the quarter from short positions in European, U.S., and Japanese equity index futures as prices moved lower on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening job market might restrain consumer spending, erode corporate earnings, and curb global economic growth. Within the energy markets, gains of approximately 3.6% were recorded, primarily during February and March, from long futures positions in crude oil and its related products as prices increased due to speculation that OPEC would cut production, ongoing geopolitical concerns in the Middle East, and strong demand for physical commodities as an inflation hedge. Meanwhile, long positions in natural gas futures resulted in gains as prices rose on expectations of a rise in demand due to colder weather in the U.S. Northeast and news of a drop in U.S. inventories. Additional gains of approximately 1.6% were
       experienced within the agricultural markets, primarily during January and February, from long positions in corn futures as prices moved higher following news that global production might drop, while rising energy prices might boost demand for alternative biofuels made from crops. Meanwhile, long futures positions in wheat recorded further gains, primarily during January and February, as prices increased amid speculation that U.S. stockpiles would fall to a 30-year low. Within the currency sector, gains of approximately 1.4% were experienced, primarily during February and March, from long positions in the Colombian peso, Brazilian real, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies due to the aforementioned disappointing economic data in the U.S. and fears of a possible U.S. recession, which fueled speculation of continued interest rate cuts by the U.S. Federal Reserve. Elsewhere, short positions in the Korean won versus the U.S. dollar resulted in gains as the value of the Korean won decreased relative to the U.S. dollar in March amid news of a widening Current-Account deficit out of Korea. Further gains of approximately 0.9% were recorded in the global interest rate sector, primarily during January and February, from long positions in U.S. and Japanese fixed-income futures as prices increased in a "flight-to-quality" following a sharp decline in the global equity markets and concerns that an economic slowdown in the United States would weaken the global economy. Furthermore, U.S. fixed-income futures prices moved higher as the
       U.S. Federal Reserve cut interest rates by 200 basis
points throughout the quarter and U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter Gross Domestic Product growth. Smaller gains of approximately 0.4% were experienced in the metals markets, primarily during February, from long positions in gold and silver futures as prices rose due to a drop in the value of the U.S. dollar, which spurred demand for "safe haven" investments.

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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions,
       and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

       The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of
       the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For
       example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2009 and 2008. At March 31, 2009 and 2008, the Partnership?s total capitalization was approximately $444 million and $483 million, respectively.



       <table> <caption>
Primary Market	March 31, 2009	 March 31, 2008
Risk Category	 Value at Risk 	 Value at Risk
Interest Rate	(0.67)%	(0.30)%
Equity	(0.64)	(0.33)
Currency	(0.51)	(0.94)
Commodity 	(0.28)	(0.41)
Aggregate Value at Risk	        (0.95)%	(1.05)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2008, through March 31, 2009.
       <table> <caption>
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.67)%	(0.22)%	(0.39)%

Equity	(0.64)	(0.05)	(0.37)

Currency	(0.98)	(0.07)	(0.48)

Commodity	(0.97)	(0.19)	(0.51)

Aggregate Value at Risk	(1.26)%	(0.42)%	(0.88)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2009 and 2008, and for the four quarter-end reporting periods from April 1, 2008, through March 31, 2009. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2009, such amount was equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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


The following were the primary trading risk exposures of the Partnership at March 31, 2009, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at March 31, 2009, was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Australian, and Canadian interest rate sectors. Interest rate
       movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at March 31, 2009, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2009, The Partnership?s primary market exposures were to the CAC 40 (France), DAX (Germany), IBEX 35 (Spain), Euro Stox 50 (Europe), S&P 500 (U.S.), NASDAQ 100 (U.S.), FTSE 100 (United Kingdom), Nikkei 225
       (Japan), TOPIX (Japan), Dow Jones (U.S.), Russell 2000
(U.S.), and S&P Midcap (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at March 31, 2009, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions, influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2009, the Partnership?s major exposures were to the euro, Japanese yen, Australian dollar, Swiss franc, Canadian dollar, British pound, and Swedish krona currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

       Commodity.
Soft Commodities and Agriculturals. At March 31, 2009, the Partnership had market exposure in the markets that comprise these sectors. Most of the exposure was to the sugar, coffee, wheat, live cattle, cocoa, soybean oil, and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At March 31, 2009, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At March 31, 2009, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as aluminum, zinc, and copper, as well as precious
       metals, such as silver and gold.  Economic forces,
supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2009, were in euros, Swiss francs, British pounds, Japanese yen, Australian dollars, Hong Kong dollars, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.
Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors through the selection of a Commodity Trading Advisor and by daily monitoring its performance. In addition, the Trading Advisor establishes diversification
       guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Item 4T.   CONTROLS AND PROCEDURES
Not applicable.


       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008.


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



                     Morgan Stanley Charter Graham L.P.
                     (Registrant)

                     By: Demeter Management LLC
                         (General Partner)

May 15, 2009         By: /s/ Christian Angstadt
                             Christian Angstadt
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.