Form 10-Q
period 2009-06-30
MORGAN STANLEY CHARTER GRAHAM LP/
filed 2009-08-12
CIK 1066656

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number: 0-25603

	MORGAN STANLEY CHARTER GRAHAM L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						     13-4018068
(State or other jurisdiction of		   	 	  (I.R.S. Employer
incorporation or organization)			       Identification No.)

Demeter Management LLC
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

Large accelerated filer______ 		Accelerated filer______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X


	       <table> MORGAN STANLEY CHARTER GRAHAM L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
		Statements of Financial Condition as of June 30, 2009
 		and December 31, 2008.......................... ............2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2009 and 2008 ...............................3

		Statements of Changes in Partners? Capital for the
Six Months Ended June 30, 2009 and 2008 ....................4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2009 and 2008......................................5

		Condensed Schedules of Investments as of June 30, 2009
		and December 31, 2008 .	6

		Notes to Financial Statements............................7-22

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations....... 23-36

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk..........................................36-50

Item 4.	Controls and Procedures..............................50-51

Item 4T.	Controls and Procedures.................................51


PART II. OTHER INFORMATION

Item 1A.	Risk Factors............................................52

Item 6.	Exhibits................................................52



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                               (Unaudited)
	June 30, 	December 31,
	      2009       	      2008
	$	$

ASSETS
Trading Equity:
	Unrestricted cash	381,924,341	550,525,640
	Restricted cash	    35,268,254	    13,066,966

	     Total cash	   417,192,595	  563,592,606

	Net unrealized gain (loss) on open contracts (MS&Co.)	(3,421,798)	          550,003
	Net unrealized gain on open contracts (MSIP)	          388,119	          433,388

	     Total net unrealized gain (loss) on open contracts	      (3,033,679)	          983,391

	     Total Trading Equity	414,158,916	564,575,997

Interest receivable (MS&Co.)	            30,141	            37,440

	     Total Assets	   414,189,057	   564,613,437

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	5,085,829	34,123,015
Accrued brokerage fees (MS&Co.)	2,174,997	2,747,331
Accrued management fees	                  724,999	          915,777
Accrued incentive fee payable	                                 ?       	      2,289,365

	     Total Liabilities	      7,985,825	    40,075,488

Partners? Capital

Limited Partners (14,935,686.557 and
    17,828,720.751 Units, respectively)	402,119,264	519,261,648
General Partner (151,688.501 and
    181,160.501 Units, respectively)	       4,083,968	      5,276,301

         Total Partners? Capital	    406,203,232	  524,537,949

         Total Liabilities and Partners? Capital	   414,189,057	  564,613,437


NET ASSET VALUE PER UNIT	              26.92	            29.13

	The accompanying notes are an integral part of these financial statements. </table>


	       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




                        For the Three Months	                             For the Six Months
  	        Ended June 30,     	                          Ended June 30,


                                                                               2009   	         2008    	        2009   	    2008
                                                                                  $	                 $		            $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	        91,079		    1,936,667		     258,805		        4,457,002

EXPENSES
	Brokerage fees (MS&Co.)	6,513,959	7,281,195	14,067,392	14,096,153
	Management fees	    2,171,320	    2,427,066	     4,689,131	    4,698,719
	Incentive fee	                               ?    	              ?     	    1,873,519 	                     ?

		Total Expenses 	    8,685,279	    9,708,261		   20,630,042	    18,794,872

NET INVESTMENT LOSS 	   (8,594,200)	    (7,771,594)	  (20,371,237)	   (14,337,870)

TRADING RESULTS
Trading profit (loss):
	Realized	(9,085,134)	41,903,407	(10,321,138)	89,932,712
	Net change in unrealized	       (210,273)	    8,413,776		    (4,017,070)	    12,705,886

		Total Trading Results	    (9,295,407)	    50,317,183		   (14,338,208)	   102,638,598

NET INCOME (LOSS)	   (17,889,607)		    42,545,589	   (34,709,445)	   88,300,728

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(17,706,079)		   42,082,717   	(34,356,786)         87,332,835
	General Partner	(183,528)		    462,872   	(352,659)             967,893

NET INCOME (LOSS) PER UNIT

	Limited Partners                                            	(1.16)	  2.18	    (2.14)			   4.48
	General Partner                                            	(1.16)	  2.18	 (2.14)		    4.48

                    Units     	                Units                          Units                     Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING               15,422,267.109         19,602,365.044   	16,184,112.656	19,729,071.569


	The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2009 and 2008
	(Unaudited)


	Units of
	Partnership	Limited	General
	    Interest     	Partners	  Partner  	Total
		$	$	  $
Partners? Capital,
	December 31, 2007        19,990,982.425	435,434,673	4,839,307	440,273,980

Offering of Units	                1,672,313.762          41,043,355	      ?     	41,043,355

Net Income                                                               ?    	87,332,835	 967,893	88,300,728

Redemptions	 (2,311,164.926)	 (56,586,619)	   (292,365)	  (56,878,984)

Partners? Capital,
   June 30, 2008	 19,352,131.261	 507,224,244	  5,514,835	 512,739,079




Partners? Capital,
	December 31, 2008	18,009,881.252	519,261,648	5,276,301	524,537,949

Net Loss                                                                  ?	    	(34,356,786)	(352,659)	(34,709,445)

Redemptions	 (2,922,506.194)	 (82,785,598)	   (839,674)	  (83,625,272)

Partners? Capital,
   June 30, 2009	 15,087,375.058	 402,119,264	  4,083,968	 406,203,232
















The accompanying notes are an integral part of these financial statements. </table>
	       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	For the Six Months Ended June 30,

	  2009   	    2008
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(34,709,445)	88,300,728
Noncash item included in net income (loss):
	Net change in unrealized	4,017,070	(12,705,886)

(Increase) decrease in operating assets:
	Restricted cash	(22,201,288)	(11,746,315)
	Interest receivable (MS&Co.)	7,299	375,967

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	(572,334)	191,824
	Accrued management fees	(190,778)	            63,942
	Accrued incentive fee	    (2,289,365)	               ?

Net cash provided by (used for) operating activities	   (55,938,841)	     64,480,260


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	                         ?             	39,264,125
Cash paid for redemptions of Units 	   (112,662,458)	    (50,600,407)

Net cash used for financing activities	   (112,662,458)	    (11,336,282)

Net increase (decrease) in unrestricted cash	(168,601,299)	53,143,978

Unrestricted cash at beginning of period	    550,525,640	    428,483,746

Unrestricted cash at end of period	     381,924,341            	    481,627,724










	The accompanying notes are an integral part of these financial statements. </table>


       <table> MORGAN STANLEY CHARTER GRAHAM L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2009 and December 31, 2008 (Unaudited)


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
       Short
  Unrealized
 Gain/(Loss)

Percentage of
   Net Assets
     Net
Unrealized
  Gain/(Loss)

$
%
   $
 %
 $


June 30, 2009, Partnership Net Assets:  $406,203,232



Commodity
   (986,481)
       (0.24)
    752,854
       0.19
   (233,627)
Equity
    724,117
        0.18
4,159
          ?
   728,276
Foreign currency
(2,469,837)
       (0.61)
(1,143,261)
      (0.28)
(3,613,098)
Interest rate
     189,921
        0.04
   (393,019)
      (0.10)
    (203,098)






     Grand Total:
 (2,542,280)
       (0.63)
  (779,267)
      (0.19)
 (3,321,547)

     Unrealized Currency Gain




       0.07

   287,868

     Total Net Unrealized Loss on Open Contracts



 (3,033,679)

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

June 30, 2009
(Unaudited)

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

1.  Organization
Morgan Stanley Charter Graham L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4. Financial Instruments). The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter WCM L.P., Morgan Stanley Charter Aspect L.P., and Morgan Stanley Charter Campbell L.P. (collectively, the "Charter Series").




       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management LLC ("Demeter"). On April 30, 2009, Demeter Management Corporation was converted from a Delaware corporation to a Delaware limited liability company and changed its name to Demeter Management LLC. The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (?LME?). Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC, which in turn is majority owned by Morgan Stanley and minority owned by Citigroup Inc. (?Citigroup?). MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. Graham Capital Management, L.P. (the "Trading Advisor") is the trading advisor to the Partnership.

Demeter does not believe that the change in ownership of Demeter had a material impact on the Partnership?s limited partners. At all times Demeter served as the general partner of the Partnership and it continues to do so. The change in ownership occurred pursuant to the transaction in which Morgan Stanley and Citigroup agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture. The transaction closed on June 1, 2009.
       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

On May 28, 2009, the Board of Directors of Demeter, in accordance with the provisions of Section 5 of the limited partnership agreement for the Partnership, resolved to modify the net worth requirement of Demeter. Demeter?s net worth requirement going forward is 5% of the total partners? contributions, with a minimum net worth of $50,000 and a maximum of $1,000,000 (cumulative for all the limited partnerships for which Demeter acts as a general partner, collectively the ?Funds?). Prior to the amendment, Demeter?s net worth requirement was generally at least 10% of total partners? contributions (cumulative for all the limited partnerships for which Demeter acted as general partner), with a minimum net worth of $50,000, but with no maximum. This change in Demeter?s net worth requirement for the Funds does not affect the limited partners? interests in the Funds, status as a limited partner in the Funds, the status of the Funds as partnerships for tax purposes.

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

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.


       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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




The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                    Net Unrealized Gains/(Losses)
	               on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		 Exchange-	Off-Exchange-
Date	 Traded  	   Traded    	 Total	   Traded  	   Traded
	$	$	 $
Jun. 30, 2009	 668,421   (3,702,100)	(3,033,679)	Dec. 2010	 Sep. 2009
Dec. 31, 2008    2,306,468   (1,323,077)     983,391  Jun. 2010	 Mar. 2009


       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $417,861,016 and $565,899,074 at June 30, 2009, and December 31,

       MORGAN  STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2008, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions,

       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

5.  Derivate Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, ?Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133? ("SFAS No. 161"). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS No. 161 was effective as of January 1, 2009, for the Partnership.


       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership?s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisor for the Partnership will take speculative positions in Futures Interests where it feels the best profit opportunities exist for its trading strategy. As such, the absolute quantity (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 161 disclosure as of June 30, 2009 and reflects the contracts outstanding at such time.

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2009:



Futures and Forward Contracts

      Long
          Unrealized
         Gain

       Long
L        Unrealized
       Loss

           Short
          Unrealized
           Gain

 Short
         Unrealized
        Loss

       Net
 Unrealized
 Gain/(Loss)

Total number
of outstanding
  contracts

$
  $
   $
    $
    $

June 30, 2009






 Commodity
       1,580,020
   (2,566,501)
       818,468
        (65,614)
      (233,627)
           3,221
K   Equity
        1,515,083
      (790,966)
           4,159
           -
       728,276
           3,534
K   Foreign currency
       1,959,922
   (4,429,759)
       160,904
   (1,304,165)
   (3,613,098)
         17,307
K   Interest rate
    390,159
    (200,238)
       37,475
    (430,494)
    (203,098)
         5,769
K        Total
 5,445,184
 (7,987,464)
  1,021,006
 (1,800,273)
 (3,321,547)

K        Unrealized currency gain




            287,868

K        Total net unrealized loss
             on open contracts





    (3,033,679)


The following tables summarize the net trading results of the Partnership during the three and six month periods as required by SFAS No. 161.
       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2009 included in
Total Trading Results:


     For the Three Months
       For the Six Months

     Ended June 30, 2009
     Ended June 30, 2009
Type of Instrument
  $
  $
 Commodity
            (6,881,506)
            (9,974,936)
K   Equity
             (2,442,650)
             (1,257,892)
K   Foreign currency
              6,567,970
              3,208,480
K   Interest rate
             (6,226,029)
             (5,426,930)
K   Unrealized currency loss
                (313,192)
                (886,930)
K        Total
            (9,295,407)
           (14,338,208)

Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2009:

     For the Three Months
      For the Six Months

     Ended June 30, 2009
    Ended June 30, 2009
Trading Results
  $
  $
Realized
           (9,085,134)
          (10,321,138)
K   Net change in unrealized
              (210,273)
            (4,017,070)
K      Total Trading Results
    (9,295,407)
   (14,338,208)

6.  Fair Value Measurements
As defined by SFAS No. 157, ?Fair Value Measurements?, fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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



The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of June 30, 2009 and December 31, 2008:





       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009



Assets
  Quoted Prices in
Active Markets for
 Identical Assets
      (Level 1)
 Significant Other
   Observable
       Inputs
     (Level 2)
  Significant
    Unobservable
      Inputs
    (Level 3)




          Total

Net unrealized gain (loss) on open contracts
                     $668,421
$(3,702,100)
          n/a

             $(3,033,679)

December 31, 2008



Assets
  Quoted Prices in
Active Markets for
 Identical Assets
      (Level 1)
 Significant Other
   Observable
       Inputs
     (Level 2)
  Significant
    Unobservable
      Inputs
    (Level 3)




              Total

Net unrealized gain (loss) on open contracts
                   $2,306,468
$(1,323,077)
          n/a

$983,391

7.  Recent Accounting Pronouncements
(a) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and
    Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FASB Staff Position (?FSP?) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (?FSP SFAS No. 157-4?). FSP SFAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP SFAS No. 157-4 is effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Partnership?s financial statements.
       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(b) Interim Disclosures about Fair Value of Financial Instruments In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP SFAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP SFAS No. 107-1 and APB No. 28-1 are effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 107-1 and APB No. 28-1 did not have a material impact on the Partnership?s financial statements.

(c)  Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (?SFAS No. 165?). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents


       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for the quarter ended June 30, 2009. Management has performed its evaluation of subsequent events through August 12, 2009, the date these financial statements were issued.

(d)  Accounting Standards Codification

On June 29, 2009, the FASB issued Statement No. 168, ?FASB Accounting Standards Codification? and the Hierarchy of Generally Accepted Accounting Principles ? a replacement of FASB Statement No. 162. The FASB has stated that ?the FASB Accounting Standards Codification? (?Codification?) will become the source of authoritative U.S. Generally Accepted Accounting Principles (?GAAP?) recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification?s content will carry the same level of authority, effectively superseding Statement No.
162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.



       MORGAN STANLEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

8.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset LME positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2009
The Partnership recorded total trading results including interest income totaling $(9,204,328) and expenses totaling $8,685,279, resulting in a net loss of $17,889,607 for the three months ended June 30, 2009. The Partnership?s net asset value per Unit decreased from $28.08 at March 31, 2009, to $26.92 at June 30, 2009.

The most significant trading losses of approximately 1.5% were experienced in the global interest rate sector, primarily during April and June. Losses were recorded during April from long positions in European fixed-income futures as prices reversed lower after a pledge from G-20 leaders to support the global economy sapped demand for the ?safe haven? of government bonds. European interest rate futures prices were also pressured lower in April after the European Central Bank reduced its benchmark interest rate less than expected. Additional losses were recorded in June from long positions in short-term U.S. and European fixed-income futures as prices declined amid rising investor confidence. Meanwhile, short positions in Japanese fixed-income futures resulted in losses as prices increased
       during June after the Bank of Japan indicated that it remained cautious about the Japanese economy. Within the energy markets, losses of approximately 0.8% were incurred primarily during May and June from short futures positions in heating oil, natural gas, and gas oil as prices reversed higher on optimism that a possible rebound in global economic growth might boost energy demand. Within the global stock index sector, losses of approximately 0.6% were recorded primarily during April from short futures positions in European equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil. Additional losses were experienced during June from newly established long positions in European equity index futures as prices reversed lower on speculation that the recent rally in the global stock index markets might have outpaced the prospects for corporate earnings growth. Within the agricultural markets, losses of approximately 0.5% were incurred primarily during June from long futures positions in coffee as prices decreased amid expectations of higher output due to favorable weather conditions in the world?s major growing regions. Elsewhere in the agricultural complex, long positions in wheat futures resulted in losses as prices dropped during June amid larger-than-expected supplies. Smaller losses of approximately 0.4% were recorded within the metals sector, primarily during April and June, from long futures positions in
       gold and silver as prices declined due to a temporary rebound in the global equity markets and a rise in the value of the U.S. dollar, which eroded demand for precious metals as an alternative investment. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 1.5% recorded within the currency sector, primarily during May, from long positions in the South African rand, Australian dollar, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecasted, which reduced demand for the U.S. dollar as a ?safe haven? currency. Meanwhile, the value of the Australian dollar and Canadian dollar increased during May in the wake of rising commodity prices.

The Partnership recorded total trading results including interest income totaling $(14,079,403) and expenses totaling $20,630,042, resulting in a net loss of $34,709,445 for the six months ended June 30, 2009. The Partnership?s net asset value per Unit decreased from $29.13 at December 31, 2008, to $26.92 at June 30, 2009.

The most significant trading losses of approximately 1.3% were incurred within the global interest rate sector, primarily during January, April, and June. Losses were recorded during January from long positions in European fixed-income futures as prices
       decreased following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump. European fixed-income futures prices moved lower during April and June after a pledge from G-20 leaders to support the global economy and better-than-expected economic data reduced demand for the relative ?safety? of government bonds. Additional losses were experienced from short positions in Japanese fixed-income futures as prices increased after the Bank of Japan indicated that they remain cautious about the Japanese economy. Within the agricultural markets, losses of approximately 1.0% were recorded primarily during March from short futures positions in coffee, wheat, and corn as prices reversed higher amid speculation that government bailouts might help revive the global economy and boost demand for these commodities. Additional losses were incurred during June from newly established long positions in coffee and wheat futures as prices moved lower amid expectations of higher output due to favorable weather conditions in the world?s major growing regions. Within the metals sector, losses of approximately 1.0% were experienced throughout the majority of the first half of the year from short futures positions in copper and zinc as prices rose amid speculation that economic stimulus plans in the U.S. and China might help boost demand for base metals. Additional losses were recorded from short positions in gold futures as prices increased during the latter half of January due to widespread uncertainty regarding the short-term future of the
       global economy, which boosted demand for gold as a ?safe haven?. Further losses were incurred during the second quarter from newly established long futures positions in gold and silver as prices declined due to a temporary rebound in the global equity markets and a rise in the value of the U.S. dollar.
Within the global stock index sector, losses of approximately 0.6% were experienced primarily during March and April from short positions in U.S. and European equity index futures as prices reversed higher after G-20 officials indicated that participating governments and central banks would ?take whatever further actions are necessary to stabilize the financial system?. Prices were also supported higher amid an expansion of the U.S. Federal Reserve?s financial-rescue strategy, which boosted speculation that government programs might revive economic growth in the near term. Additional losses were incurred during June from newly established long positions in European equity index futures as prices declined on speculation that the recent rally in the global equity index markets might have outpaced the prospects for corporate earnings growth. Smaller losses of approximately 0.4% were recorded within the energy markets, primarily during March, May, and June, from short futures positions in heating oil, gas oil, and gasoline as prices increased on optimism that a possible rebound in global economic growth might boost energy demand. A portion of the Partnership?s losses for the first six months of the year was offset by gains of approximately 0.6% recorded within the currency sector, primarily during January, from short
       positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar moved higher against these currencies after a government report showed the U.S. trade deficit narrowed by the largest amount in 12 years. During May, additional gains were experienced from long positions in the Australian dollar, New Zealand dollar, and South African rand versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a ?safe haven? currency. Furthermore, the value of the Australian dollar and New Zealand dollar increased during May in the wake of rising commodity prices.

For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $52,253,850 and expenses totaling $9,708,261, resulting in net income of $42,545,589 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $24.32 at March 31, 2008, to $26.50 at June 30, 2008.

The most significant trading gains of approximately 6.1% were experienced in the energy markets throughout most of the quarter from long futures positions in crude oil and its related products as prices moved sharply higher due to a drop in OPEC output,
       supply threats in Nigeria and Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories. Meanwhile, long positions in natural gas futures resulted in gains as prices increased throughout the quarter amid declining production in Western Canada, falling U.S. inventories, and forecasts for an active hurricane season in the Atlantic. Furthermore, futures prices of crude oil and its related products, as well as natural gas, were pressured higher due to continued weakness in the value of the U.S. dollar, which spurred demand for physical commodities as an alternative investment. Within the currency sector, gains of approximately 2.2% were recorded primarily during April and May from long positions in the Brazilian real, Turkish lira, and Hungarian forint versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals on concerns of a slowing U.S. economy. Within the agricultural markets, gains of approximately 1.0% were experienced primarily during June from long futures positions in the soybean complex and corn as prices increased due to supply concerns after severe floods in the U.S. Midwest damaged crops. Elsewhere, long positions in cocoa futures resulted in gains as prices rose amid speculation that crops in the Ivory Coast, the world?s largest producer, were developing more slowly than anticipated. Additional gains of approximately 0.6% were recorded within the global stock index sector, primarily during June, from short positions in European equity index futures as prices moved sharply lower throughout the month on concerns that
       surging commodity prices and additional subprime related writedowns might erode corporate earnings and continue to slow global economic growth. In addition, prices of European stock index futures were pressured lower after government reports revealed an unexpected drop in Germany?s consumer confidence and a continued housing slump in the United Kingdom.

The Partnership recorded total trading results including interest income totaling $107,095,600 and expenses totaling $18,794,872, resulting in net income of $88,300,728 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $22.02 at December 31, 2007, to $26.50 at June 30, 2008.

The most significant trading gains of approximately 9.9% were recorded in the energy markets from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC might cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. Elsewhere, long positions in natural gas futures also experienced gains during the first and second quarters as prices rose in February and March on expectations of a rise in demand due to colder weather in the U.S. Northeast and news of a drop in U.S. inventories. During the second quarter, prices were pressured higher amid declining production in Western
       Canada, a continued decline in U.S. inventories, and
forecasts for an active hurricane season in the Atlantic. In addition, futures prices of crude oil, its related products, and natural gas increased due to persistent decline in the value of the U.S. dollar. Within the global stock index sector, short positions in European, U.S., and Pacific Rim equity index futures resulted in gains of approximately 4.7% as prices decreased during January, February, March, and June on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. subprime mortgage investments, rising commodity prices, and a weakening job market would restrain consumer spending, erode corporate earnings, and curb global economic growth. Within the currency sector, gains of approximately 3.6% were recorded, primarily during March, April, and May, from long positions in the Brazilian real, Colombian peso, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar moved lower against most of it rivals amid the aforementioned weak economic data out of the U.S. Within the agricultural markets, gains of approximately 2.6% were experienced, primarily during January, February, and June, from long positions in corn futures as prices increased following news that global production may drop, rising energy prices may boost demand for alternative biofuels made from ethanol, and severe floods in the U.S. Midwest damaged crops. Meanwhile, long futures positions in cocoa resulted in gains as prices rose in June amid speculation that crops in the Ivory Coast, the world?s largest producer, were developing more slowly
       than anticipated.  Additional gains of approximately 1.0%
were recorded within the global interest rate sector, primarily during January and February, from long positions in Japanese interest rate futures as prices increased in a ?flight-to-quality? following a sharp decline in the global equity markets and the aforementioned concerns regarding the global economy. Further gains were experienced during May and June from short positions in European fixed-income futures as prices declined after government reports revealed accelerating inflation in the Euro-Zone. Smaller gains of approximately 0.5% were recorded within the metals markets, primarily during February, from long futures positions in silver and gold as prices rose due to a sharp drop in the value of the U.S. dollar.

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

       The futures, forwards and options traded by the
Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.
The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets
       by primary market risk category at June 30, 2009 and 2008.
At June 30, 2009 and 2008, the Partnership?s total capitalization was approximately $406 million and $513 million, respectively.

Primary Market	June 30, 2009	 June 30, 2008
Risk Category	 Value at Risk 	 Value at Risk

Equity	(2.09)%	(0.59)%
Currency	(1.03)	(0.98)
Interest Rate	(0.32)	(0.35)
Commodity 	(1.00)	(0.97)
Aggregate Value at Risk	        (3.46)%	(1.26)%

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

       The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2008, through June 30, 2009.

Primary Market Risk Category	High	Low	Average
Equity	(2.09)%	(0.05)%	(0.84)%

Currency	(1.03)	(0.07)	(0.65)

Interest Rate	(0.67)	(0.32)	(0.42)

Commodity	(1.00)	(0.19)	(0.61)

Aggregate Value at Risk	(3.46)%	(0.42)%	(1.52)%



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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2009 and 2008, and for the four quarter-end reporting periods from July 1, 2008, through June 30, 2009. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2009, such amount was equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The Trading Advisor, in general, tends to utilize its trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2009, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at June 30, 2009, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2009, the Partnership?s primary market exposures were to the NASDAQ 100 (U.S.), Nikkei 225 (Japan), IBEX 35 (Spain), S&P 500 (U.S.), TOPIX (Japan), CAC 40 (France), FTSE 100 (United Kingdom), DAX (Germany), Euro Stox 50 (Europe), Hang Seng (Hong Kong), Dow Jones (U.S.), Canadian S&P 60 (Canada), Russell 2000 (U.S.), and SPI 200 (Australia) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The second largest market exposure of the Partnership at June 30, 2009, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate
       changes, as well as political and general economic
conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2009, the Partnership?s major exposures were to the euro, Japanese yen, Swiss franc, British pound, and Australian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At June 30, 2009, the Partnership had market exposure in the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Canadian, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter
       anticipates that the G-7 countries? and Australian
interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. The third largest market exposure of the Partnership at June 30, 2009, was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as in natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At June 30, 2009, the Partnership had market exposure in the markets that comprise these sectors. Most of the exposure was to the sugar,
       soybeans, corn, coffee, soybean meal, cocoa, cotton,
live cattle, wheat, and soybean oil markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At June 30, 2009, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of precious metals, such as gold and silver, as well as base metals, such as copper, zinc, lead, and aluminum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2009, were in Japanese yen, euros, Hong Kong dollars, British pounds, Canadian dollars, Swiss francs, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 4T.   CONTROLS AND PROCEDURES
Not applicable.

PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008, and the Partnership?s
Report on Form 10Q for the quarter ended March 31, 2009.


Item 6.  EXHIBITS

31.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
32.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     Morgan Stanley Charter Graham L.P.
                     (Registrant)

                     By: Demeter Management LLC
                         (General Partner)

August 12, 2009      By: /s/ Christian Angstadt
                             Christian Angstadt
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.




? 6 ?






- 53 -
2032: