Form 10-Q
period 2010-06-30
MORGAN STANLEY SMITH BARNEY CHARTER GRAHAM LP/
filed 2010-08-12
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2010 and 2009	4

	Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5

	Condensed Schedules of Investments as of June 30, 2010 and December 31, 2009	6

	Notes to Financial Statements	7-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34-45

Item 4.	Controls and Procedures	45-46

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	47

Item 6.	Exhibits	47

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER GRAHAM L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS	$	$

Trading Equity:

Unrestricted cash	337,910,123	371,818,291
Restricted cash	20,393,312	32,234,772

Total cash	358,303,435	404,053,063

Net unrealized gain (loss) on open contracts (MS&Co.)	(1,889,643)	2,122,029
Net unrealized gain on open contracts (MSIP)	82,346	3,799,477

Total net unrealized gain (loss) on open contracts	(1,807,297)	5,921,506

Total Trading Equity	356,496,138	409,974,569

Interest receivable (MSSB)	21,251	4,329

Total Assets	356,517,389	409,978,898

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	5,003,588	7,234,689
Accrued brokerage fees (MS&Co.)	1,808,214	2,126,799
Accrued management fees	602,738	708,933

Total Liabilities	7,414,540	10,070,421

Partners’ Capital

Limited Partners (12,825,217.761 and 13,699,445.230 Units, respectively)	345,590,777	395,815,421
General Partner (130,336.501 and 141,663.501 Units, respectively)	3,512,072	4,093,056

Total Partners’ Capital	349,102,849	399,908,477

Total Liabilities and Partners’ Capital	356,517,389	409,978,898

NET ASSET VALUE PER UNIT	26.95	28.89

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER GRAHAM L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2009	2010	2009
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	103,715	91,079	141,798	258,805

EXPENSES
Brokerage fees (MS&Co.)	5,509,085	6,513,959	11,113,052	14,067,392
Management fees	1,836,361	2,171,320	3,704,351	4,689,131
Incentive fee	–	–	–	1,873,519

Total Expenses	7,345,446	8,685,279	14,817,403	20,630,042

NET INVESTMENT LOSS	(7,241,731)	(8,594,200)	(14,675,605)	(20,371,237)

TRADING RESULTS
Trading profit (loss):
Realized	14,995,184	(9,085,134)	(4,379,447)	(10,321,138)
Net change in unrealized	(13,701,171)	(210,273)	(7,728,803)	(4,017,070)

Total Trading Results	1,294,013	(9,295,407)	(12,108,250)	(14,338,208)

NET LOSS	(5,947,718)	(17,889,607)	(26,783,855)	(34,709,445)

NET LOSS ALLOCATION

Limited Partners	(5,887,798)	(17,706,079)	(26,509,284)	(34,356,786)
General Partner	(59,920)	(183,528)	(274,571)	(352,659)

NET LOSS PER UNIT *

Limited Partners	(0.45)	(1.16)	(1.94)	(2.14)
General Partner	(0.45)	(1.16)	(1.94)	(2.14)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	13,319,042.930	15,422,267.109	13,521,769.147	16,184,112.656

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER GRAHAM L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2009	13,841,108.731	395,815,421	4,093,056	399,908,477

Net Loss	–	(26,509,284)	(274,571)	(26,783,855)

Redemptions	(885,554.469)	(23,715,360)	(306,413)	(24,021,773)

Partners’ Capital,
June 30, 2010	12,955,554.262	345,590,777	3,512,072	349,102,849

Partners’ Capital,
December 31, 2008	18,009,881.252	519,261,648	5,276,301	524,537,949

Net Loss	–	(34,356,786)	(352,659)	(34,709,445)

Redemptions	(2,922,506.194)	(82,785,598)	(839,674)	(83,625,272)

Partners’ Capital,
June 30, 2009	15,087,375.058	402,119,264	4,083,968	406,203,232

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER GRAHAM L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2010	2009
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(26,783,855)	(34,709,445)
Noncash item included in net loss:
Net change in unrealized	7,728,803	4,017,070

(Increase) decrease in operating assets:
Restricted cash	11,841,460	(22,201,288)
Interest receivable (MSSB)	(16,922)	7,299

Decrease in operating liabilities:
Accrued brokerage fees (MS&Co.)	(318,585)	(572,334)
Accrued management fees	(106,195)	(190,778)
Accrued incentive fee	—	(2,289,365)

Net cash used for operating activities	(7,655,294)	(55,938,841)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(26,252,874)	(112,662,458)

Net cash used for financing activities	(26,252,874)	(112,662,458)

Net decrease in unrestricted cash	(33,908,168)	(168,601,299)

Unrestricted cash at beginning of period	371,818,291	550,525,640

Unrestricted cash at end of period	337,910,123	381,924,341

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER GRAHAM L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
June 30, 2010, Partnership Partners’ Capital: $349,102,849

Commodity	(2,390,363)	(0.69)	1,376,722	0.39	(1,013,641)
Equity	(1,227,420)	(0.35)	123,596	0.04	(1,103,824)
Foreign currency	(1,524,463)	(0.44)	(2,104,761)	(0.60)	(3,629,224)
Interest rate	4,491,066	1.29	(636,444)	(0.18)	3,854,622

Grand Total:	(651,180)	(0.19)	(1,240,887)	(0.35)	(1,892,067)

Unrealized Currency Gain				0.02	84,770

Total Net Unrealized Loss on Open Contracts					(1,807,297)

	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2009, Partnership Partners’ Capital: $399,908,477

Commodity	5,893,727	1.47	245,680	0.06	6,139,407
Equity	786,962	0.20	18,522	0.01	805,484
Foreign currency	616,300	0.15	438,549	0.11	1,054,849
Interest rate	(2,169,237)	(0.54)	130,659	0.03	(2,038,578)

Grand Total:	5,127,752	1.28	833,410	0.21	5,961,162

Unrealized Currency Loss				(0.01)	(39,656)

Total Net Unrealized Gain on Open Contracts					5,921,506

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

MORGAN STANLEY SMITH BARNEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Demeter Management LLC (“Demeter”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”) as of May 1, 2010.  The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP").   MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MS&Co. and MSIP are wholly-owned subsidiaries of Morgan Stanley.  Graham Capital Management, L.P. (the “Trading Advisor”) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership’s cash is on deposit with MS&Co., MSIP, and MSSB in futures, forward and options trading accounts to meet margin requirements as needed.  Monthly, MSSB credits the Partnership with interest income received from MS&Co. and MSIP.  Such amount is based on 100% of its average daily funds held at MS&Co. and MSIP to meet margin requirements at a rate approximately equivalent to what the commodity brokers pay other similar customers on margin deposits.  In addition, MSSB credits the Partnership at each month end with interest income on 100% of the Partnership’s assets not deposited as margin at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB will retain any interest earned in excess of the interest paid by MSSB to the Partnership.  The Partnership pays brokerage fees to MS&Co.

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

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2006 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement

MORGAN STANLEY SMITH BARNEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as required by the Derivatives and Hedging as required by the FASB Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	a) One or more underlyings and b) notional amounts or payment provisions or both;
2)
Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors; and

3)	Terms that require or permit net settlement.

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

MORGAN STANLEY SMITH BARNEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2010	1,847,804	(3,655,101)	(1,807,297)	Sep. 2014	Aug. 2010
Dec. 31, 2009	4,878,451	1,043,055	5,921,506	Jun. 2011	Feb. 2010

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled

MORGAN STANLEY SMITH BARNEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

options contracts, which funds, in the aggregate, totaled $360,151,239 and $408,931,514 at June 30, 2010, and December 31, 2009, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

MORGAN STANLEY SMITH BARNEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of June 30, 2010 and December 31, 2009, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for six months (absolute quantity)
	$	$	$	$	$

Commodity	667,429	(3,057,792)	2,095,154	(718,432)	(1,013,641)	5,530
Equity	–	(1,227,420)	164,582	(40,986)	(1,103,824)	2,720
Foreign currency	610,748	(2,135,211)	427,874	(2,532,635)	(3,629,224)	17,036
Interest rate	4,539,699	(48,633)	–	(636,444)	3,854,622	8,124
Total	5,817,876	(6,469,056)	2,687,610	(3,928,497)	(1,892,067)

Unrealized currency gain					84,770
Total net unrealized loss on open contracts					(1,807,297)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	7,291,580	(1,397,853)	499,089	(253,409)	6,139,407	4,941
Equity	1,413,940	(626,978)	18,522	–	805,484	3,384
Foreign currency	1,718,378	(1,102,078)	1,070,003	(631,454)	1,054,849	41,153
Interest rate	154,564	(2,323,801)	227,907	(97,248)	(2,038,578)	10,824
Total	10,578,462	(5,450,710)	1,815,521	(982,111)	5,961,162

Unrealized currency loss					(39,656)
Total net unrealized gain on open contracts					5,921,506

MORGAN STANLEY SMITH BARNEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2010 and 2009, respectively, as required by the disclosures about Derivatives and Hedging.

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2010 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Type of Instrument	$	$

Commodity	(12,414,888)	(19,961,444)
Equity	(8,021,828)	(17,902,249)
Foreign currency	(1,554,233)	(1,519,836)
Interest rate	23,273,883	27,150,853
Unrealized currency gain	11,079	124,426
Total	1,294,013	(12,108,250)

Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2010:
	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Trading Results	$	$

Realized	14,995,184	(4,379,447)
Net change in unrealized	(13,701,171)	(7,728,803)
Total Trading Results	1,294,013	(12,108,250)

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2009 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2009
Type of Instrument	$	$

Commodity	(6,881,506)	(9,974,936)
Equity	(2,442,650)	(1,257,892)
Foreign currency	6,567,970	3,208,480
Interest rate	(6,226,029)	(5,426,930)
Unrealized currency loss	(313,192)	(886,930)
Total	(9,295,407)	(14,338,208)

MORGAN STANLEY SMITH BARNEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Operations for the Three and Six Months Ended June 30 2009:
	For the Three Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2009
Trading Results	$	$

Realized	(9,085,134)	(10,321,138)
Net change in unrealized	(210,273)	(4,017,070)
Total Trading Results	(9,295,407)	(14,338,208)

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

June 30, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	1,847,804	—	n/a	1,847,804
Net unrealized loss on forward contracts	—	(3,655,101)	n/a	(3,655,101)

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	4,878,451	—	n/a	4,878,451
Net unrealized gain on forward contracts	—	1,043,055	n/a	1,043,055

MORGAN STANLEY SMITH BARNEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Other Pronouncements
(a)  Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued accounting guidance to establish FASB Codification.  ASC established the exclusive authoritative reference for accounting principles generally accepted in the United States of America (“U.S. GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative U.S. GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(b)  Fair Value Measurements
In April 2009, the FASB issued additional guidance relating to Fair Value Measurements for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  It is effective for the interim and annual periods ending after June 15, 2009 and the adoption did not have a material impact on the Partnership’s financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(c)  Financial Instruments
In April 2009, the FASB issued new guidance that requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  This guidance is effective for the interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

(d)  Subsequent Events
In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standards Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements which was effective immediately, and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of the subsequent event effective July 28, 2010 is disclosed in the Subsequent Event section on page 22.

MORGAN STANLEY SMITH BARNEY CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(e)  Improving Disclosures about Fair Value Measurements
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

(f)  Consolidation of Variable Interest Entities
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

9.  Subsequent Event
On July 28, 2010, the Partnership received a settlement award payment in the amount of $20,678 from the Natural Gas Commodity Litigation Settlement Administrator.  This settlement represents the Partnership’s portion of the 2006 Net Settlement Fund and the 2007 Net Settlement Fund.  The proceeds from settlement was accounted for in the period it was received for the benefit of the partners in the Partnership.
-  22-

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisor and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended June 30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 22 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open unrealized contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Six Months Ended June 30, 2010
The Partnership recorded total trading results including interest income totaling $1,397,728 and expenses totaling $7,345,446, resulting in a net loss of $5,947,718 for the three months ended June 30, 2010.  The Partnership’s net asset value per Unit decreased from $27.40 at March 31, 2010 to $26.95 at June 30, 2010.

The most significant trading losses of approximately 2.2% were recorded in the global stock index sector, primarily during May and June, from long positions in European and Pacific Rim equity index futures.  Equity prices declined in May on growing concerns that Greece’s sovereign debt crisis might begin to spread throughout Europe.  Additionally, prices continued to fall throughout May due to uncertainty regarding policy actions in Europe and the impact on global economic growth.  In June, equity prices dropped further during the second half of the month on concerns regarding weakening growth in China and a slump in U.S. consumer confidence.  Within the energy markets, losses of approximately 2.2% were incurred primarily during May and June from long futures positions in crude oil and its related products as prices decreased amid worries that Europe’s debt troubles might impede global energy demand.  Meanwhile, short positions in natural gas futures resulted in losses as prices reversed higher during the first half of May after a U.S. government report showed that stockpiles grew less than forecast.  Natural gas futures prices then moved higher in June due to higher-than-normal temperatures in the Eastern U.S. and forecasts for an active hurricane season.  In the agricultural sector, losses of approximately 0.7% were experienced primarily during April and June from short futures positions in wheat as prices reversed higher in April on speculation that cold weather in the U.S. might damage crops.  Prices were also pressured higher throughout June due to supply concerns after wet weather disrupted harvesting in the U.S. Midwest and Great Plains.  In the metals markets, losses of approximately 0.5% were recorded primarily during April and May from long futures positions in aluminum, copper, and zinc as prices were pressured lower after credit-rating downgrades of Greece and Portugal threatened to undermine economic growth, thereby eroding demand for base metals.  Additional losses of approximately 0.4% were incurred within the currency sector, primarily during June, from long positions in the Japanese yen, Canadian dollar, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies after reports of political discord in Europe reignited worries about Euro-Zone stability and the ability of the global economy to strengthen, thereby prompting investor purchases of the U.S. dollar as a “safe haven” currency.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 6.4% achieved in the global interest rate sector throughout the majority of the quarter from long positions in U.S., European, and Japanese fixed-income futures as prices rose due to an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis.

The Partnership recorded total trading results including interest income totaling $(11,966,452) and expenses totaling $14,817,403, resulting in a net loss of $26,783,855 for the six months ended June 30,

2010.  The Partnership’s net asset value per Unit decreased from $28.89 at December 31, 2009, to $26.95 at June 30, 2010.

The most significant trading losses of approximately 4.6% were incurred within the global stock index sector, primarily during January and February from long positions in European and Pacific Rim equity index futures as prices were pulled lower by concerns regarding U.S. President Barack Obama’s proposed limits on risk-taking by banks and speculation of sovereign debt defaults from a number of European countries, most notably Greece, Portugal, and Spain.  Additional losses were experienced during May and June as prices moved lower amid fears that Greece’s sovereign debt crisis might begin to spread throughout Europe and concerns regarding weakening growth in China.  In the energy markets, losses of approximately 2.3% were recorded primarily during January, May, and June from long futures positions in crude oil and its related products.  In January, oil prices fell due to reports of increased U.S. inventories, as well as on speculation that China’s economic activity and energy demand may ease.  Prices also dropped during May and June amid worries that Europe’s aforementioned debt troubles might weaken global energy demand.  Within the agricultural sector, losses of approximately 1.8% were incurred primarily during January and February from long futures positions in the soybean complex as prices fell after rains improved the yield potential of crops in Brazil and Argentina, two of the world’s largest growers and exporters of soybeans.  Elsewhere in the agricultural complex, long positions in sugar futures resulted in losses as prices reversed lower during February on speculation that Brazil, the world’s largest sugar producer, might increase exports.  In the metals markets, losses of approximately 1.2% were experienced primarily during January from long futures positions in copper, aluminum, zinc, and lead as prices decreased on speculation that demand for base metals might wane after Chinese banks begin to restrict lending.  Additional losses were incurred during the second quarter as base metals prices were pressured lower after credit-rating downgrades of Greece and Portugal threatened to undermine economic growth, thereby eroding demand for base metals.  Smaller losses of approximately 0.3% were recorded within the currency sector, primarily during January from long positions in the Canadian dollar and Australian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies after a sharp drop in the global equity markets diminished demand for higher-yielding currency assets, thereby causing the U.S. dollar to benefit as a “safe haven” currency.  Further losses were experienced during June from long positions in the Japanese yen, Canadian dollar, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar increased relative to these currencies after reports of political discord in Europe reignited worries about Euro-Zone stability and the ability of the global economy to strengthen, once again prompting investor purchases of the U.S. dollar as a “safe haven” currency.  A portion of the Partnership’s losses for the first six months of the year was offset by gains of approximately 7.5% achieved in the global interest sector throughout the majority of the first six months of the year from long positions in U.S. and European fixed-income futures.  During the first quarter, prices increased on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound, thereby boosting demand for the relative “safety” of government bonds.  Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis.

For the Three and Six Months Ended June 30, 2009
The Partnership recorded total trading results including interest income totaling $(9,204,328) and expenses totaling $8,685,279, resulting in a net loss of $17,889,607 for the three months ended June 30, 2009. The Partnership’s net asset value per Unit decreased from $28.08 at March 31, 2009, to $26.92 at June 30, 2009.

The most significant trading losses of approximately 1.5% were experienced in the global interest rate sector, primarily during April and June.  Losses were recorded during April from long positions in European fixed-income futures as prices reversed lower after a pledge from Group of 20 (“G-20”) leaders to support the global economy sapped demand for the “safe haven” of government bonds.  European interest rate futures prices were also pressured lower in April after the European Central Bank reduced its benchmark interest rate less than expected.  Additional losses were recorded in June from long positions in short-term U.S. and European fixed-income futures as prices declined amid rising investor confidence.  Meanwhile, short positions in Japanese fixed-income futures resulted in losses as prices increased during June after the Bank of Japan indicated that it remained cautious about the Japanese economy.  Within the energy markets, losses of approximately 0.8% were incurred primarily during May and June from short futures positions in heating oil, natural gas, and gas oil as prices reversed higher on optimism that a possible rebound in global economic growth might boost energy demand.  Within the global stock index sector, losses of approximately 0.6% were recorded primarily during April from short futures positions in European equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil.  Additional losses were experienced during June from newly established long positions in European equity index futures as prices reversed lower on speculation that the recent rally in the global stock index markets might have outpaced the prospects for corporate earnings growth.  Within the agricultural markets, losses of approximately 0.5% were incurred primarily during June from long futures positions in coffee as prices decreased amid expectations of higher output due to favorable weather conditions in the world’s major growing regions.  Elsewhere in the agricultural complex, long positions in wheat futures resulted in losses as prices dropped during June amid larger-than-expected supplies.  Smaller losses of approximately 0.4% were recorded within the metals sector, primarily during April and June, from long futures positions in gold and silver as prices declined due to a temporary rebound in the global equity markets and a rise in the value of the U.S. dollar, which eroded demand for precious metals as an alternative investment.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 1.5% recorded within the currency sector, primarily during May, from long positions in the South African rand, Australian dollar, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  Meanwhile, the value of the Australian dollar and Canadian dollar increased during May in the wake of rising commodity prices.

The Partnership recorded total trading results including interest income totaling $(14,079,403) and expenses totaling $20,630,042, resulting in a net loss of $34,709,445 for the six months ended June 30, 2009. The Partnership’s net asset value per Unit decreased from $29.13 at December 31, 2008, to $26.92 at June 30, 2009.

The most significant trading losses of approximately 1.3% were incurred within the global interest rate sector, primarily during January, April, and June.  Losses were recorded during January from long positions in European fixed-income futures as prices decreased following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump.  European fixed-income futures prices moved lower during April and June after a pledge from G-20 leaders to support the global economy and better-than-expected economic data reduced demand for the relative “safety” of government bonds.  Additional losses were experienced from short positions in Japanese fixed-income futures as prices increased after the Bank of Japan indicated that they remain cautious about the Japanese economy.  Within the agricultural markets, losses of approximately 1.0% were recorded primarily during March from short futures positions in coffee, wheat, and corn as prices reversed higher amid speculation that government bailouts might help revive the global economy and boost demand for these commodities.  Additional losses were incurred during June from newly established long positions in coffee and wheat futures as prices moved lower amid expectations of higher output due to favorable weather conditions in the world’s major growing regions.  Within the metals sector, losses of approximately 1.0% were experienced throughout the majority of the first half of the year from short futures positions in copper and zinc as prices rose amid speculation that economic stimulus plans in the U.S. and China might help boost demand for base metals.  Additional losses were recorded from short positions in gold futures as prices increased during the latter half of January due to widespread uncertainty regarding the short-term future of the global economy, which boosted demand for gold as a “safe haven”. Further losses were incurred during the second quarter from newly established long futures positions in gold and silver as prices declined due to a temporary rebound in the global equity markets and a rise in the value of the U.S. dollar.  Within the global stock index sector, losses of approximately 0.6% were experienced primarily during March and April from short positions in U.S. and European equity index futures as prices reversed higher after G-20 leaders indicated that participating governments and central banks would “take whatever further actions are necessary to stabilize the financial system”.  Prices were also supported higher amid an expansion of the U.S. Federal Reserve’s financial-rescue strategy, which boosted speculation that government programs might revive economic growth in the near term.  Additional losses were incurred during June from newly established long positions in European equity index futures as prices declined on speculation that the recent rally in the global equity index markets might have outpaced the prospects for corporate earnings growth.  Smaller losses of approximately 0.4% were recorded within the energy markets, primarily during March, May, and June, from short futures positions in heating oil, gas oil, and gasoline as prices increased on optimism that a possible rebound in global economic growth might boost energy demand.  A portion of the Partnership’s losses for the first six months of the year was offset by gains of approximately 0.6% recorded within the currency sector, primarily during January, from short positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar moved higher against these currencies after a government report showed the U.S. trade deficit narrowed by the largest amount in 12 years.  During May, additional gains were experienced from long positions in the Australian dollar, New Zealand dollar, and South African rand versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  Furthermore, the value of the Australian dollar and New Zealand dollar increased during May in the wake of rising commodity prices.

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

The Partnership’s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-

based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at June 30, 2010 and 2009.  At June 30, 2010 and 2009, the Partnership’s total capitalization was approximately $349 million and $406 million, respectively.

Primary Market	June 30, 2010	June 30, 2009
Risk Category	Value at Risk	Value at Risk

Interest Rate	(0.84)%	(0.32)%

Currency	(0.32)	(1.03)

Equity	(0.23)	(2.09)

Commodity	(0.70)	(1.00)

Aggregate Value at Risk	(1.12)%	(3.46)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and July 1, 2008 through June 30, 2009, respectively.

June 30, 2010
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.78)%	(0.61)%	(1.13)%
Currency	(1.77)	(0.32)	(1.09)
Equity	(6.04)	(0.23)	(3.09)
Commodity	(1.71)	(0.70)	(1.15)
Aggregate Value at Risk	(7.50)%	(1.12)%	(4.24)%

June 30, 2009
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.67)%	(0.32)%	(0.42)%
Currency	(1.03)	(0.07)	(0.65)
Equity	(2.09)	(0.05)	(0.84)
Commodity	(1.00)	(0.19)	(0.61)
Aggregate Value at Risk	(3.46)%	(0.42)%	(1.52)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at June 30, 2010 and 2009, and for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and July 1, 2008 through June 30, 2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of June 30, 2010, such amount was equal to approximately 97% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.  The second largest market exposure of the Partnership at June 30, 2010, was to the global interest rate sector.  Exposure was primarily spread across the U.S., European, Japanese, Canadian, and Australian interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries.  The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia.  Demeter anticipates that the G-7 countries’ and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership may range from short to long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency.  At June 30, 2010, the Partnership had market exposure to the currency sector.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar.  At June 30, 2010, the Partnership’s major exposures were to the euro, Japanese yen, Swedish krona, British pound, Australian dollar, Canadian dollar, Swiss franc, and

Norwegian krone currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Equity.  At June 30, 2010, the Partnership had market exposure to the global stock index sector.  Exposure was primarily to equity price risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices.  At June 30, 2010, the Partnership’s primary market exposures were to the NASDAQ 100 (U.S.), CAC 40 (France), Dow Jones Industrials (U.S.), TOPIX (Japan), Russell 2000 (U.S.), and Euro Stoxx 50 (Europe) stock indices.  The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy.  The largest market exposure of the Partnership at June 30, 2010, was to the energy sector.  The Partnership’s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as in natural gas.  Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.  Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals.  The third largest market exposure of the Partnership at June 30, 2010, was to the metals sector.  The Partnership’s metals exposure was to fluctuations in the price of precious metals, such as gold and silver, as well as base metals, such as copper, aluminum, zinc, and lead.  Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Soft Commodities and Agriculturals.  At June 30, 2010, the Partnership had market exposure to the markets that comprise these sectors.  Most of the exposure was to the wheat, cocoa, cotton, sugar, soybean meal, and coffee markets.  Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2010:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at June 30, 2010 were in Canadian dollars, euros, British pounds, Japanese yen, Hong Kong dollars, Australian dollars, and Swiss francs.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of June 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2010.

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

Morgan Stanley Smith Barney Charter Graham L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

August 12, 2010	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.