Form 10-Q
period 2010-09-30
MANAGED FUTURES CHARTER GRAHAM L.P.
filed 2010-11-10
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission File Number: 0-25603

MANAGED FUTURES CHARTER GRAHAM L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4018068
(State or other jurisdiction of corporation or organization)	(I.R.S. Employer Identification No.)

Demeter Management LLC
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

Morgan Stanley Smith Barney Charter Graham L.P.
522 Fifth Avenue, 13th Floor, New York, NY 10036
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

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2010 and 2009	4

	Condensed Schedules of Investments as of September 30, 2010 and December 31, 2009	5

	Notes to Financial Statements	6-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36-48

Item 4.	Controls and Procedures	48-49

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Securities and Use of Proceeds	50

Item 6.	Exhibits	50

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS	$	$

Trading Equity:
Unrestricted cash	301,692,685	371,818,291
Restricted cash	35,335,500	32,234,772

Total cash	337,028,185	404,053,063

Net unrealized gain on open contracts (MS&Co.)	10,320,196	2,122,029
Net unrealized gain on open contracts (MSIP)	1,764,429	3,799,477

Total net unrealized gain on open contracts	12,084,625	5,921,506

Total Trading Equity	349,112,810	409,974,569

Subscriptions receivable	2,026,779	—
Interest receivable (MSSB)	28,232	4,329

Total Assets	351,167,821	409,978,898

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	5,019,031	7,234,689
Accrued brokerage fees (MS&Co.)	1,727,613	2,126,799
Accrued management fees	575,871	708,933

Total Liabilities	7,322,515	10,070,421

Partners’ Capital

Limited Partners (12,383,363.255 and 13,699,445.230 Units, respectively)	340,358,608	395,815,421
General Partner (126,857.501 and 141,663.501 Units, respectively)	3,486,698	4,093,056

Total Partners’ Capital	343,845,306	399,908,477

Total Liabilities and Partners’ Capital	351,167,821	409,978,898

NET ASSET VALUE PER UNIT	27.49	28.89

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2010	2009	2010	2009
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	112,217	102,987	254,015	361,792

EXPENSES
Brokerage fees (MS&Co.)	5,168,919	6,119,954	16,281,971	20,187,346
Management fees	1,722,974	2,039,985	5,427,325	6,729,116
Incentive fee	–	–	–	1,873,519

Total Expenses	6,891,893	8,159,939	21,709,296	28,789,981

NET INVESTMENT LOSS	(6,779,676)	(8,056,952)	(21,455,281)	(28,428,189)

TRADING RESULTS
Trading profit (loss):
Realized	(319,563)	32,979,440	(4,699,010)	22,658,302
Net change in unrealized	13,891,922	12,661,527	6,163,119	8,644,457
	13,572,359	45,640,967	1,464,109	31,302,759

Proceeds from Litigation Settlement	20,678	–	20,678	–

Total Trading Results	13,593,037	45,640,967	1,484,787	31,302,759

NET INCOME (LOSS)	6,813,361	37,584,015	(19,970,494)	2,874,570

NET INCOME (LOSS) ALLOCATION

Limited Partners	6,743,480	37,204,193	(19,765,804)	2,847,407
General Partner	69,881	379,822	(204,690)	27,163

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.54	2.56	(1.40)	0.18
General Partner	0.54	2.56	(1.40)	0.18

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	12,794,984.173	14,683,874.839	13,276,845.273	15,693,691.289

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2009	13,841,108.731	395,815,421	4,093,056	399,908,477

Subscriptions	73,727.879	2,026,779	–	2,026,779

Net Loss	–	(19,765,804)	(204,690)	(19,970,494)

Redemptions	(1,404,615.854)	(37,717,788)	(401,668)	(38,119,456)

Partners’ Capital,
September 30, 2010	12,510,220.756	340,358,608	3,486,698	343,845,306

Partners’ Capital,
December 31, 2008	18,009,881.252	519,261,648	5,276,301	524,537,949

Net Income	–	2,847,407	27,163	2,874,570

Redemptions	(3,627,411.648)	(102,498,683)	(1,042,565)	(103,541,248)

Partners’ Capital,
September 30, 2009	14,382,469.604	419,610,372	4,260,899	423,871,271

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Loss	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
September 30, 2010, Partnership Partners’ Capital: $343,845,306

Commodity	8,895,290	2.59	(4,259,403)	(1.24)	4,635,887
Equity	(510,842)	(0.15)	(11,494)	–	(522,336)
Foreign currency	6,875,443	2.00	(594,559)	(0.17)	6,280,884
Interest rate	2,139,318	0.62	(402,666)	(0.12)	1,736,652

Grand Total:	17,399,209	5.06	(5,268,122)	(1.53)	12,131,087

Unrealized Currency Loss				(0.01)	(46,462)

Total Net Unrealized Gain on Open Contracts					12,084,625

	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2009, Partnership Partners’ Capital: $399,908,477

Commodity	5,893,727	1.47	245,680	0.06	6,139,407
Equity	786,962	0.20	18,522	0.01	805,484
Foreign currency	616,300	0.15	438,549	0.11	1,054,849
Interest rate	(2,169,237)	(0.54)	130,659	0.03	(2,038,578)

Grand Total:	5,127,752	1.28	833,410	0.21	5,961,162

Unrealized Currency Loss				(0.01)	(39,656)

Total Net Unrealized Gain on Open Contracts					5,921,506

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
NOTES TO FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Managed Futures Charter Graham L.P. (formerly, Morgan Stanley Smith Barney Charter Graham L.P.) (the "Partnership").  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

1.  Organization
Managed Futures Charter Graham L.P. (formerly, Morgan Stanley Smith Barney Charter Graham L.P.) is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4. Financial Instruments).  Prior to August 23, 2010, the Partnership was one of the Morgan Stanley Smith Barney Charter series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Charter WNT L.P., Morgan Stanley Smith Barney Charter Aspect L.P., and Morgan Stanley Smith Barney Charter Campbell  L.P.

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective August 23, 2010, Demeter Management LLC (“Demeter”), the general partner of the Partnership, changed the name of Morgan Stanley Smith Barney Charter Graham L.P. to Managed Futures Charter Graham L.P.  The Partnership is now available for new investment on a private placement basis.

The Partnership’s general partner is Demeter.  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”) as of May 1, 2010.  The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP").   MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MS&Co. and MSIP are wholly-owned subsidiaries of Morgan Stanley.  Graham Capital Management, L.P. (the “Trading Advisor”) is the trading advisor to the Partnership.

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

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
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

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2010	6,465,477	5,619,148	12,084,625	Dec. 2014	Nov. 2010
Dec. 31, 2009	4,878,451	1,043,055	5,921,506	Jun. 2011	Feb. 2010

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $343,493,662 and $408,931,514 at September 30, 2010, and December 31, 2009, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  Derivatives and Hedging
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

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of September 30, 2010 and December 31, 2009, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for nine months (absolute quantity)
	$	$	$	$	$
Commodity	9,256,611	(361,321)	453,080	(4,712,483)	4,635,887	5,267
Equity	583,857	(1,094,699)	34,369	(45,863)	(522,336)	2,657
Foreign currency	8,142,136	(1,266,693)	1,142,831	(1,737,390)	6,280,884	17,338
Interest rate	2,433,751	(294,433)	70,002	(472,668)	1,736,652	9,122
Total	20,416,355	(3,017,146)	1,700,282	(6,968,404)	12,131,087

Unrealized currency loss					(46,462)
Total net unrealized gain on open contracts					12,084,625

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
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

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2010 and 2009, respectively, as required by the disclosures about Derivatives and Hedging.

The Effect of Trading Activities on the Statements of Operations for the Three and Nine Months Ended September 30, 2010 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Type of Instrument	$	$

Commodity	4,619,626	(15,341,818)
Equity	(6,588,505)	(24,490,754)
Foreign currency	5,849,717	4,329,881
Interest rate	9,822,753	36,973,606
Unrealized currency loss	(131,232)	(6,806)
Proceeds from Litigation Settlement	20,678	20,678
Total	13,593,037	1,484,787

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Operations for the Three and Nine Months Ended September 30, 2010:
	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Trading Results	$	$

Realized	(319,563)	(4,699,010)
Net change in unrealized	13,891,922	6,163,119
Proceeds from Litigation Settlement	20,678	20,678
Total Trading Results	13,593,037	1,484,787

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

Line Items on the Statements of Operations for the Three and Nine Months Ended September 30 2009:
	For the Three Months	For the Nine Months
	Ended September 30, 2009	Ended September 30, 2009
Trading Results	$	$

Realized	32,979,440	22,658,302
Net change in unrealized	12,661,527	8,644,457
Total Trading Results	45,640,967	31,302,759

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
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

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

September 30, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	6,465,477	—	n/a	6,465,477
Net unrealized gain on forward contracts	—	5,619,148	n/a	5,619,148

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	4,878,451	—	n/a	4,878,451
Net unrealized gain on forward contracts	—	1,043,055	n/a	1,043,055

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
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

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
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

(d)  Subsequent Events
In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standards Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements which was effective immediately, and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of the subsequent event effective on or about December 1, 2010 is disclosed in the Subsequent Event section on page 23.

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
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

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

(g)  Statement of Cash Flows
The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.

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

-  22 -

MANAGED FUTURES CHARTER GRAHAM L.P.
(formerly, Morgan Stanley Smith Barney Charter Graham L.P.)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

9.  Subsequent Event
In 2009, Morgan Stanley and Citigroup Inc. combined certain assets of the Global Wealth Management Group of MS&Co., including Demeter, and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture, MSSBH.  Since their contribution to the joint venture, Demeter and Ceres Managed Futures LLC (“Ceres”), the commodity pool operator for various legacy Citigroup Inc. sponsored commodity pools, have worked closely together to align the operations and management of the commodity pools they oversee.

As a result, MSSBH, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of the limited partners and believes that this combination will achieve the intended benefits of the joint venture.  Ceres will continue to be wholly owned by MSSBH.  The targeted effective date of the combination is on or about December 1, 2010.  Refer to the 8-K filed on September 14, 2010, for additional information.

                                                                                                                                                                                       - 23 -

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity.  The Partnership deposits its assets with MSSB as non-clearing commodity broker and MS&Co. and MSIP as clearing commodity brokers in separate futures, forward and options trading accounts established for the Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisor and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 23 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open unrealized contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Nine Months Ended September 30, 2010
The Partnership recorded total trading results including interest income totaling $13,705,254 and expenses totaling $6,891,893, resulting in net income of $6,813,361 for the three months ended September 30, 2010.  The Partnership’s net asset value per Unit increased from $26.95 at June 30, 2010 to $27.49 at September 30, 2010.

The most significant trading gains of approximately 2.8% were recorded in the global interest rate sector, primarily during July and August. In July, gains were achieved from long positions in U.S. fixed-income futures as prices rose on speculation that the U.S. Federal Reserve might resume purchases of U.S. Treasuries if the economy slows. During August, long positions in European, U.S., and Australian fixed-income futures achieved gains as prices climbed higher due to concern that European governments might struggle to repay their debt, while reports added to evidence that Chinese economic growth might be slowing. Prices continued to move higher after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese Gross Domestic Product fueled worries over the global economy and spurred demand for the relative “safety” of government bonds. Within the currency markets, gains of approximately 1.7% were achieved primarily during September from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar appreciated to a 26-month high against the U.S. dollar amid speculation that the Reserve Bank of Australia might raise interest rates in October. Further gains were achieved from long positions in the South African rand, Swiss franc, and euro versus the U.S. dollar as the value of the U.S. dollar fell against these currencies amid renewed optimism regarding the global economic recovery, which reduced demand for the U.S. dollar as a “safe haven” currency.  In the metals complex, gains of approximately 1.4% were experienced primarily during September from long futures positions in silver and gold as prices rose amid increased demand for the precious metals as an alternative investment due to a drop in the value of the U.S. dollar. Additional gains were recorded from long futures positions in copper and aluminum as prices moved higher after industrial output beat analyst estimates in China, the world’s biggest base metals user. Gains of approximately 0.3% were achieved within the agricultural complex, primarily during September, from long positions in cotton futures as prices increased on signs that global demand might outpace limited supplies. Meanwhile, long futures positions in the soybean complex achieved gains as prices rose amid concern that reduced rains in Brazil and Argentina might diminish crop yields. A portion of the Partnership’s gains for the quarter was offset by losses of approximately 2.0% incurred in the global stock index markets, primarily during July and August. During July, short positions in European and U.S. equity index futures incurred losses as prices increased amid unexpected growth in Europe’s manufacturing and service industries, rising U.K. retail sales, and positive U.S. corporate earnings reports. During August, newly established long positions in European and U.S. equity index futures experienced losses as prices fell after the U.S. Federal Reserve said the pace of economic recovery was likely to be “more modest” than forecast and a report revealed U.S. productivity unexpectedly fell in the second quarter. Within the energy sector, losses of approximately 0.4% were recorded primarily during July and September. In

July, short futures positions in crude oil and its related products resulted in losses as prices rose after the U.S. Department of Energy estimated production might trail demand while Tropical Storm Bonnie headed for the Gulf of Mexico, thereby spurring concerns of a supply disruption. During September, losses were experienced from short futures positions in crude oil and its related products as prices rose after positive economic indicators from the U.S., Asia, and Europe restored confidence that the economic recovery might stimulate energy demand. Furthermore, oil prices increased after a pipeline that carries Canadian crude to refineries in the U.S. Midwest was closed due to a leak.

The Partnership recorded total trading results including interest income totaling $1,738,802 and expenses totaling $21,709,296, resulting in a net loss of $19,970,494 for the nine months ended September 30, 2010.  The Partnership’s net asset value per Unit decreased from $28.89 at December 31, 2009, to $27.49 at September 30, 2010.

The most significant trading losses of approximately 6.5% were incurred within the global stock index markets, primarily during May, June, July, and August. During May and June, long positions in European and Pacific Rim equity index futures recorded losses as prices declined on growing concerns that Greece’s sovereign debt crisis might begin to spread throughout Europe. In June, equity prices dropped further on concerns regarding weakening growth in China and a slump in U.S. consumer confidence. During July, newly established short positions in European and U.S. equity index futures incurred losses as prices increased amid unexpected growth in Europe’s manufacturing and service industries, rising U.K. retail sales, and positive U.S. corporate earnings reports. Lastly, newly established long positions in European and U.S. equity index futures experienced losses during August as prices fell after the U.S. Federal Reserve said the pace of economic recovery was likely to be “more modest” than forecast and a report revealed U.S. productivity unexpectedly fell in the second quarter. Within the energy markets, losses of approximately 2.6% were incurred primarily during January, May, June, and September. In January, long positions in crude oil futures recorded losses as prices fell due to reports of increased U.S. inventories, as well as on speculation that China’s economic activity and energy demand might ease. Additional losses were incurred from long positions in crude oil futures in May and June as prices dropped amid worries that Europe’s sovereign debt troubles might weaken global energy demand. During September, losses were experienced from newly established short futures positions in crude oil and its related products as prices rose after positive economic indicators from the U.S., Asia, and Europe restored confidence that the economic recovery might stimulate energy demand. Furthermore, oil prices increased after a pipeline that carries Canadian crude to refineries in the U.S. Midwest was closed due to a leak. Within the agricultural sector, losses of approximately 1.6% were incurred primarily during February from long positions in sugar futures as prices reversed lower on speculation that Brazil, the world’s largest sugar producer, might increase exports. Further losses were experienced during July from short futures positions in wheat as prices moved sharply higher on supply concerns. Prices were also pressured higher towards the end of July amid worries that droughts in Russia and other parts of Europe might diminish global supplies. A portion of the Partnership’s losses for the first nine months of the year was offset by gains of approximately 10.4% achieved within the global interest rate sector from long positions in U.S., European, and Japanese fixed-income futures. In this sector, prices increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and

Greece’s fiscal struggles might stifle the global economic rebound, thereby boosting demand for the relative “safety” of government bonds. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments might struggle to repay their debt and Chinese economic growth might be slowing. In the currency markets, gains of approximately 1.4% were recorded primarily during February, March, and September. In February, long positions in the Japanese yen versus the euro and British pound experienced gains as the value of the Japanese yen moved higher against most of its rivals after concerns regarding Greece’s credit rating caused investors to unwind existing carry trades. During March, long positions in the Mexican peso, Canadian dollar, and Australian dollar versus the U.S. dollar recorded gains as the value of these currencies moved higher against the U.S. dollar after signs of a continued global economic recovery caused investors to increase their risk appetite for higher-yielding currencies. In September, long positions in the Australian dollar versus the U.S. dollar resulted in gains as the value of the Australian dollar appreciated to a 26-month high against the U.S. dollar amid speculation that the Reserve Bank of Australia might raise interest rates in October. Further gains were achieved during September from long positions in the South African rand, Swiss franc, and euro versus the U.S. dollar as the value of the U.S. dollar fell against these currencies amid renewed optimism regarding the global economic recovery, which reduced demand for the U.S. dollar as a “safe haven” currency. Smaller gains of approximately 0.2% were experienced within the metals complex, primarily during September, from long futures positions in silver and gold as prices rose amid increased demand for the precious metals as an alternative investment due to a drop in the value of the U.S. dollar.

For the Three and Nine Months Ended September 30, 2009
The Partnership recorded total trading results including interest income totaling $45,743,954 and expenses totaling $8,159,939, resulting in net income of $37,584,015 for the three months ended September 30, 2009.  The Partnership’s net asset value per Unit increased from $26.92 at June 30, 2009, to $29.47 at September 30, 2009.

The most significant trading gains of approximately 9.3% were recorded in the global stock index sector throughout a majority of the quarter from long positions in U.S., European, and Hong Kong equity index futures as prices increased due to positive economic data and increased merger and acquisition activity in the technology sector.  Within the agricultural markets, gains of approximately 2.0% were experienced throughout a majority of the quarter from long futures positions in sugar as prices moved sharply higher amid speculation that a global production deficit may continue for two consecutive years, triggered by increasing demand from India, the world’s largest consumer.  Sugar prices continued to climb throughout August, reaching a 28-year high, on deepening concerns that unfavorable weather in producing countries and rising import demand may worsen the global supply shortfall.  Elsewhere in the agricultural complex, short positions in wheat futures resulted in gains as prices declined during August and September amid favorable weather forecasts in the U.S. Midwest and reports that global wheat inventories may increase next year.  Smaller gains were recorded from long futures positions in cocoa, primarily during July and September, as prices rose following news of a smaller-than-average crop this year and a decline in global inventories.  Within the currency sector, gains of approximately 1.6% were experienced primarily during July and September from long positions in the Canadian dollar, New Zealand dollar, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies on speculation that the U.S. Federal Reserve might keep borrowing rates low after the U.S. central bank indicated that it remained committed to its quantitative easing program.  Meanwhile, the value of the Canadian dollar, New Zealand dollar, and Australian dollar also moved higher in the wake of stronger gold prices.  Additional gains of approximately 1.4% were recorded in the metals markets throughout a majority of the quarter from long futures positions in copper, lead, zinc, and aluminum as prices increased following news that China’s economy expanded during the second quarter of 2009 and Chinese manufacturing jumped in July, thereby spurring speculation that demand for base metals might rise.  Smaller gains were experienced from long positions in silver and gold futures as prices rose amid a decline in the value of the U.S. dollar.  A portion of the Partnership’s gains for the quarter was offset by losses of approximately 1.8% incurred within the global interest rate sector, primarily during July, from short positions in U.S. and European fixed-income futures as prices moved higher on investor sentiment that the slow pace of the global economic recovery and signs of moderate inflation might lead central banks in these regions to maintain low interest rates in the near term.  Additional losses were recorded during August from newly established long positions in European fixed-income futures as prices reversed lower at the beginning of the month amid a rise in the European equity markets, thus reducing demand for the relative “safety” of government bonds.  Smaller losses of approximately 1.5% were experienced within the energy markets, primarily during July and September, from both long and short futures positions in crude oil and its related products as prices moved without consistent direction amid conflicting data regarding supply and demand.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at September 30, 2010 and 2009.  At September 30, 2010 and 2009, the Partnership’s total capitalization was approximately $344 million and $424 million, respectively.

Primary Market	September 30, 2010	September 30, 2009
Risk Category	Value at Risk	Value at Risk

Equity	(4.02)%	(3.45)%

Currency	(1.77)	(1.37)

Interest Rate	(0.89)	(1.78)

Commodity	(1.07)	(0.95)

Aggregate Value at Risk	(5.54)%	(3.91)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and October 1, 2008 through September 30, 2009, respectively.

September 30, 2010
Primary Market Risk Category	High	Low	Average
Equity	(6.04)%	(0.23)%	(3.24)%
Currency	(1.77)	(0.32)	(1.20)
Interest Rate	(1.28)	(0.61)	(0.91)
Commodity	(1.71)	(0.70)	(1.18)
Aggregate Value at Risk	(7.50)%	(1.12)%	(4.65)%

September 30, 2009
Primary Market Risk Category	High	Low	Average
Equity	(3.45)%	(0.05)%	(1.56)%
Currency	(1.37)	(0.07)	(0.75)
Interest Rate	(1.78)	(0.32)	(0.77)
Commodity	(1.00)	(0.19)	(0.60)
Aggregate Value at Risk	(3.91)%	(0.42)%	(2.19)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at September 30, 2010 and 2009, and for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and October 1, 2008 through September 30, 2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of September 30, 2010, such amount was equal to approximately 88% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2010, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity.  The largest market exposure of the Partnership at September 30, 2010, was to the global stock index sector.  Exposure was primarily to equity price risk in the G-7 countries.  The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices.  At September 30, 2010, The Partnership’s primary market exposures were to the DAX (Germany), Euro Stoxx 50 (Europe), Nasdaq 100 (U.S.), FTSE 100 (U.K.), CAC 40 (France), Hang Seng (Hong Kong), Dow Jones Industrials (U.S.), Russell 2000 (U.S.), S&P 60 (Canada), and Nikkei 225 (Japan) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency.  The second largest market exposure of the Partnership at September 30, 2010, was to the currency sector. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2010, the Partnership’s major exposures were to the Australian dollar, euro, British pound, Japanese yen, Swedish krona, Canadian dollar, Norwegian krone, and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Interest Rate.  At September 30, 2010, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian
interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries’ and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy.  The third largest market exposure of the Partnership at September 30, 2010, was to the energy sector. The Partnership’s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as in natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals.  At September 30, 2010, the Partnership had market exposure to the metals sector. The Partnership’s metals exposure was to fluctuations in the price of precious metals, such as gold and silver, as well as base metals, such as copper, aluminum, zinc, and lead. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Soft Commodities and Agriculturals.  At September 30, 2010, the Partnership had market exposure to the soft commodities and agricultural sectors. Most of the exposure was to the soybean meal, soybean oil, corn, live cattle, wheat, sugar, coffee, cotton, soybeans, and cocoa markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2010:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at September 30, 2010, were in euros, Hong Kong dollars, British pounds, Japanese yen, Swiss francs, Australian dollars, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have

                                                                              - 48 -

concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2010.

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

Item 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through September 30, 2010 was $2,026,779.

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

Managed Futures Charter Graham L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

November 10, 2010	By:
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.