Form 10-Q
period 2011-03-31
MANAGED FUTURES CHARTER GRAHAM L.P.
filed 2011-05-13
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011 or

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

MANAGED FUTURES CHARTER GRAHAM L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of March 31, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Quarters Ended March 31, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2011 and 2010	6

	Notes to Financial Statements	7-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27-36

Item 4.	Controls and Procedures	36-37

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Securities and Use of Proceeds	38

Item 6.	Exhibits	38

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES CHARTER GRAHAM L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS	$	$

Trading Equity:

Unrestricted cash	324,393,214	332,055,996
Restricted cash	31,535,929	25,115,126

Total cash	355,929,143	357,171,122

Net unrealized gain on open contracts (MS&Co.)	4,165,805	7,018,064
Net unrealized gain on open contracts (MSIP)	131,509	1,287,433

Total net unrealized gain on open contracts	4,297,314	8,305,497

Total Trading Equity	360,226,457	365,476,619

Interest receivable (MSSB)	18,508	25,629
Subscriptions receivable	–	2,900,784

Total Assets	360,244,965	368,403,032

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	3,692,350	4,638,344
Accrued brokerage fees (MS&Co.)	1,679,234	1,576,346
Accrued management fees	624,831	586,548

Total Liabilities	5,996,415	6,801,238

Partners’ Capital:

Limited Partners (12,531,619.426 and 12,395,917.141 Units, respectively)	350,673,680	357,913,170
General Partner (127,751.316 and 127,751.316 Units, respectively)	3,574,870	3,688,624

Total Partners’ Capital	354,248,550	361,601,794

Total Liabilities and Partners’ Capital	360,244,965	368,403,032

NET ASSET VALUE PER UNIT	27.98	28.87

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	3,833,264	1.08
Equity	576,426	0.16
Foreign currency	1,710,001	0.48
Interest rate	(1,138,390)	(0.32)

Total Futures and Forward Contracts Purchased	4,981,301	1.40

Futures and Forward Contracts Sold

Commodity	(442,449)	(0.12)
Equity	(808,304)	(0.23)
Foreign currency	(1,189,418)	(0.33)
Interest rate	2,203,385	0.62

Total Futures and Forward Contracts Sold	(236,786)	(0.06)

Unrealized Currency Loss	(447,201)	(0.13)

Net fair value	4,297,314	1.21

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2010

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	5,713,726	1.58
Equity	(931,429)	(0.26)
Foreign currency	4,076,718	1.13
Interest rate	323,407	0.09

Total Futures and Forward Contracts Purchased	9,182,422	2.54

Futures and Forward Contracts Sold

Commodity	(99,428)	(0.03)
Equity	39,537	0.01
Foreign currency	559,940	0.16
Interest rate	(1,192,360)	(0.33)

Total Futures and Forward Contracts Sold	(692,311)	(0.19)

Unrealized Currency Loss	(184,614)	(0.05)

Net fair value	8,305,497	2.30

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2011	2010
	$	$
INVESTMENT INCOME
Interest income (MSSB & MS&Co.)	92,112	38,083

EXPENSES
Brokerage fees (MS&Co.)	4,922,340	5,603,967
Management fees	1,831,569	1,867,990

Total Expenses	6,753,909	7,471,957

NET INVESTMENT LOSS	(6,661,797)	(7,433,874)

TRADING RESULTS
Trading profit (loss):
Realized	(739,071)	(19,374,631)
Net change in unrealized	(4,008,183)	5,972,368

Total Trading Results	(4,747,254)	(13,402,263)

NET LOSS	(11,409,051)	(20,836,137)

NET LOSS ALLOCATION

Limited Partners	(11,295,297)	(20,621,486)
General Partner	(113,754)	(214,651)

NET LOSS PER UNIT *

Limited Partners	(0.89)	(1.49)
General Partner	(0.89)	(1.49)

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	12,659,663.509	13,726,747.877

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2010	12,523,668.457	357,913,170	3,688,624	361,601,794

Subscriptions	432,137.745	12,511,890	–	12,511,890

Net Loss	–	(11,295,297)	(113,754)	(11,409,051)

Redemptions	(296,435.460)	(8,456,083)	–	(8,456,083)

Partners’ Capital,
March 31, 2011	12,659,370.742	350,673,680	3,574,870	354,248,550

Partners’ Capital,
December 31, 2009	13,841,108.731	395,815,421	4,093,056	399,908,477

Net Loss	–	(20,621,486)	(214,651)	(20,836,137)

Redemptions	(364,636.529)	(9,657,366)	(96,019)	(9,753,385)

Partners’ Capital,
March 31, 2010	13,476,472.202	365,536,569	3,782,386	369,318,955

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Managed Futures Charter Graham L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010.

1.  Organization
Managed Futures Charter Graham L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments).

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity brokers are Morgan Stanley & Co. Incorporated (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).   MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(“LME”). Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co. and MSIP are wholly-owned subsidiaries of Morgan Stanley.  Graham Capital Management, L.P. (the “Trading Advisor”) is the trading advisor to the Partnership.

2.	Financial Highlights
                         For the Quarters Ended March 31,

	2011	2010
Per Unit operating performance:
Net asset value, January 1:	$ 28.87	$ 28.89

Interest Income	0.01	– (3)
Expenses	(0.53)	(0.55)
Realized Loss (1)	(0.05)	(1.38)
Unrealized Gain (Loss)	(0.32)	0.44
Net Loss	(0.89)	(1.49)

Net asset value, March 31:	$ 27.98	$ 27.40

Ratios to average net assets:
Net Investment Loss (2)	(7.5)%	(8.3)%
Expenses before Incentive Fees (2)	7.6%	8.3%
Expenses after Incentive Fees (2)	7.6%	8.3%
Net Loss (2)	(12.9)%	(23.3)%
Total return before incentive fees	(3.1)%	(5.2)%
Total return after incentive fees	(3.1)%	(5.2)%

   (1) Realized Loss is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
   (2) Annualized (except for incentive fees, if applicable).

   (3) Amounts less than $0.005 per Unit.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Related Party Transactions
The Partnership’s cash is on deposit with MSSB, MS&Co., and MSIP in Futures Interests trading accounts to meet margin requirements as needed.  Monthly, MSSB credits the Partnership with interest income received from MS&Co. and MSIP.  Such amount is based on 100% of its average daily funds held at MS&Co. and MSIP to meet margin requirements at a rate approximately equivalent to what the commodity brokers pay or charge other similar customers on margin deposits.  In addition, MSSB credits the Partnership at each month end with interest income on 100% of the Partnership’s assets not deposited as margin at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB retains any interest earned in excess of the interest paid by MSSB to the Partnership.  For purposes of such interest payments, net assets do not include monies owed to the Partnership on forward contracts and other Futures Interests.  The Partnership pays a flat rate brokerage fee to MSSB which then pays or reimburses the Partnership for all fees and costs charged or incurred by MS&Co., MSIP or any other entity acting as a commodity broker for the Partnership.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as required by the Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	a) One or more “underlyings” and b) one or more “notional amounts” or payment provisions or both;
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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Mar. 31, 2011	4,472,188	(174,874)	4,297,314	Jun. 2015	May 2011
Dec. 31, 2010	4,257,692	4,047,805	8,305,497	Mar. 2015	Mar. 2011

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $360,401,331 and $361,428,814 at March 31, 2011, and December 31, 2010, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  Derivatives and Hedging
The Partnership’s objective is to profit from speculative trading in Futures Interests.  Therefore, the Trading Advisor for the Partnership will take speculative positions in Futures Interests where it feels the best profit opportunities exist for its trading strategy.  As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. With regard to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following tables summarize the valuation of the Partnership’s investments as of March 31, 2011 and December 31, 2010, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of March 31, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the quarter (absolute quantity)
	$	$	$	$	$
Commodity	4,318,877	(485,613)	75,707	(518,156)	3,390,815	2,293
Equity	663,489	(87,063)	11,772	(820,076)	(231,878)	4,042
Foreign currency	4,658,908	(2,948,907)	383,918	(1,573,336)	520,583	27,766
Interest rate	92,922	(1,231,312)	2,387,433	(184,048)	1,064,995	12,944
Total	9,734,196	(4,752,895)	2,858,830	(3,095,616)	4,744,515

Unrealized currency loss					(447,201)
Total net unrealized gain on open contracts					4,297,314

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	5,781,673	(67,947)	5,710	(105,138)	5,614,298	4,640
Equity	244,826	(1,176,255)	39,537	–	(891,892)	2,866
Foreign currency	4,755,171	(678,453)	854,409	(294,469)	4,636,658	17,648
Interest rate	392,619	(69,212)	72,075	(1,264,435)	(868,953)	8,548
Total	11,174,289	(1,991,867)	971,731	(1,664,042)	8,490,111

Unrealized currency loss					(184,614)
Total net unrealized gain on open contracts					8,305,497

The following tables summarize the net trading results of the Partnership for the quarters ended March 31, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2011 included in Total Trading Results:

Type of Instrument	$

Commodity	8,115,889
Equity	(4,947,448)
Foreign currency	(4,932,384)
Interest rate	(2,720,724)
Unrealized currency loss	(262,587)
Total	(4,747,254)

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2011:
Trading Results	$

Realized	(739,071)
Net change in unrealized	(4,008,183)
Total Trading Results	(4,747,254)

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2010 included in Total Trading Results:

Type of Instrument	$

Commodity	(7,546,556)
Equity	(9,880,421)
Foreign currency	34,397
Interest rate	3,876,970
Unrealized currency gain	113,347
Total	(13,402,263)

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2010:
Trading Results	$

Realized	(19,374,631)
Net change in unrealized	5,972,368
Total Trading Results	(13,402,263)

MANAGED FUTURES CHARTER GRAHAM L.P.
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

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	8,254,819	–	n/a	8,254,819
Forwards	–	4,338,207	n/a	4,338,207

Total Assets	8,254,819	4,338,207	n/a	12,593,026

Liabilities
Futures	3,335,430	–	n/a	3,335,430
Forwards	–	4,513,081	n/a	4,513,081

Total Liabilities	3,335,430	4,513,081	n/a	7,848,511

Unrealized currency loss				(447,201)

*Net fair value	4,919,389	(174,874)	n/a	4,297,314

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	7,142,799	–	n/a	7,142,799
Forwards	–	5,003,221	n/a	5,003,221

Total Assets	7,142,799	5,003,221	n/a	12,146,020

Liabilities
Futures	2,700,493	–	n/a	2,700,493
Forwards	–	955,416	n/a	955,416

Total Liabilities	2,700,493	955,416	n/a	3,655,909

Unrealized currency loss				(184,614)

*Net fair value	4,442,306	4,047,805	n/a	8,305,497

* This amount comprises of the net unrealized gain on open contracts on the Statements of Financial Condition.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Restricted and Unrestricted Cash
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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

9.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits”.  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisor and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three month periods ended March 31, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 20 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” for open contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Quarter Ended March 31, 2011
The Partnership recorded total trading results including interest income totaling ($4,655,142) and expenses totaling $6,753,909, resulting in a net loss of $11,409,051 for the quarter ended March 31, 2011.  The Partnership’s net asset value per Unit decreased from $28.87 at December 31, 2010 to $27.98 at March 31, 2011.

The most significant trading losses were incurred within the currency markets, primarily during January, from long futures positions in the Japanese yen, Australian dollar, South African rand, and Canadian dollar versus the U.S. dollar as the value of these currencies declined against the U.S. dollar following the release of minutes from the U.S. Federal Reserve meeting that reflected optimism about the U.S. economy and boosted demand for the U.S. currency. Further losses were recorded within this sector during March from long positions in the Canadian dollar versus the U.S. dollar as “commodity currencies” such as the Canadian dollar weakened as a result of the “flight-to-quality” following the natural disaster in Japan. Within the global stock index markets, losses were experienced primarily during March from long positions in European, U.S., and Pacific Rim equity index futures as prices moved sharply lower after the disaster in Japan spurred concern about global economic growth. Within the global interest rate sector, losses were incurred primarily during February from short positions in U.S. and European fixed-income futures as prices increased amid a “flight-to-safety” spurred by geopolitical concerns in the Middle East and North Africa.

A portion of the Partnership’s losses for the quarter was offset by gains achieved within the energy markets, primarily during February and March, from long futures positions in crude oil and its related products as prices rose after political tension in Egypt stoked worries that protests may spread to crude-producing parts of the Middle East. Further gains were recorded after futures prices of crude oil and its related products continued to increase as geopolitical tensions extended to Libya. Within the agricultural complex, gains were experienced primarily during January and February due to long futures positions in cotton as prices increased on signs that global output may fail to keep pace with rising demand in China, the world’s biggest buyer of the fiber. Gains were recorded within the metals markets, primarily during February, from long positions in silver futures as prices extended a rally to a 30-year high after mounting unrest in the Middle East spurred demand for silver as a “safe haven.”

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

The Partnership’s past performance is no guarantee of its future results.  Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading.  The Partnership’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date under the “Partnership’s Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk (“VaR”) tables disclosed.

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

The Partnership’s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR.  The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio is sensitive.  The one-day 99% confidence level of the Partnership’s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.  Ceres uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.  This generates a probability distribution of daily “simulated profit and loss” outcomes.  The VaR is the appropriate percentile of this distribution.  For example, the 99% one-day VaR would represent the 10th worst outcome from Ceres’ simulated profit and loss series.

The Partnership’s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisor in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at March 31, 2011 and December 31, 2010.  At March 31, 2011 and December 31, 2010, the Partnership’s total capitalization was approximately $354  million and $362 million, respectively.

Primary Market	March 31, 2011	December 31, 2010
Risk Category	Value at Risk	Value at Risk

Currency	(2.15)%	(1.11)%

Equity	(1.45)	(2.85)

Interest Rate	(0.77)	(0.42)

Commodity	(1.90)	(2.05)

Aggregate Value at Risk	(5.37)%	(5.46)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2010 through March 31, 2011 and January 1, 2010 through December 31, 2010, respectively.

March 31, 2011
Primary Market Risk Category	High	Low	Average
Currency	(2.15)%	(0.32)%	(1.34)%
Equity	(4.02)	(0.23)	(2.14)
Interest Rate	(0.89)	(0.42)	(0.73)
Commodity	(2.05)	(0.70)	(1.43)
Aggregate Value at Risk	(5.54)%	(1.12)%	(4.37)%

December 31, 2010
Primary Market Risk Category	High	Low	Average
Currency	(1.77)%	(0.32)%	(1.24)%
Equity	(6.04)	(0.23)	(3.29)
Interest Rate	(1.28)	(0.42)	(0.86)
Commodity	(2.05)	(0.70)	(1.27)
Aggregate Value at Risk	(7.50)%	(1.12)%	(4.90)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at March 31, 2011 and December 31, 2010,  and for the four quarter-end reporting periods from April 1, 2010 through March 31, 2011 and January 1, 2010 through December 31, 2010, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of March 31, 2011, such amount was equal to approximately 91% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership’s market-sensitive instruments, in relation to the Partnership’s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership’s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the

Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.  Investors must be prepared to lose all or substantially all of their investment in the Partnership.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors through the selection of a commodity trading advisor and by daily monitoring its performance.  In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisor.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2011.

Changes in Internal Control over Financial Reporting
There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II.  OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of unregistered securities sold to the limited partners through March 31, 2011 was $29,345,446.  The Partnership received $25,000 in consideration from the sale of Units to the General Partner.

Item 6.	EXHIBITS

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Managed Futures Charter Graham L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 13, 2011	By:	/s/Jennifer Magro
Jennifer Magro
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.