Form 10-Q
period 2011-06-30
MANAGED FUTURES CHARTER GRAHAM L.P.
filed 2011-08-12
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011 or

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

Yes ☒  No ☐

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

MANAGED FUTURES CHARTER GRAHAM L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of June 30, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2011 and 2010	6

	Notes to Financial Statements	7-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-39

Item 4.	Controls and Procedures	40-41

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Securities and Use of Proceeds	42

Item 6.	Exhibits	42

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES CHARTER GRAHAM L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS	$	$

Trading Equity:

Unrestricted cash	331,351,219	332,055,996
Restricted cash	23,778,866	25,115,126

Total cash	355,130,085	357,171,122

Net unrealized gain (loss) on open contracts (MSIP)	(275,869)	1,287,433
Net unrealized gain (loss) on open contracts (MS&Co.)	(2,141,800)	7,018,064

Total net unrealized gain (loss) on open contracts	(2,417,669)	8,305,497

Total Trading Equity	352,712,416	365,476,619

Interest receivable (MSSB)	788	25,629
Subscriptions receivable	–	2,900,784

Total Assets	352,713,204	368,403,032

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	2,009,995	4,638,344
Accrued brokerage fees (MS&Co.)	1,622,563	1,576,346
Accrued management fees	603,745	586,548

Total Liabilities	4,236,303	6,801,238

Partners’ Capital:

Limited Partners (12,953,846.229 and 12,395,917.141 Units, respectively)	344,786,340	357,913,170
General Partner (138,656.441 and 127,751.316 Units, respectively)	3,690,561	3,688,624

Total Partners’ Capital	348,476,901	361,601,794

Total Liabilities and Partners’ Capital	352,713,204	368,403,032

NET ASSET VALUE PER UNIT	26.62	28.87

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(92,984)	(0.02)
Equity	898,110	0.26
Foreign currency	1,749,893	0.50
Interest rate	(2,894,523)	(0.83)

Total Futures and Forward Contracts Purchased	(339,504)	(0.09)

Futures and Forward Contracts Sold

Commodity	61,711	0.02
Equity	(348,862)	(0.10)
Foreign currency	(1,029,676)	(0.30)
Interest rate	(346,240)	(0.10)

Total Futures and Forward Contracts Sold	(1,663,067)	(0.48)

Unrealized Currency Loss	(415,098)	(0.12)

Net fair value	(2,417,669)	(0.69)

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

MANAGED FUTURES CHARTER GRAHAM L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	3,183	103,715	95,295	141,798

EXPENSES
Brokerage fees (MS&Co.)	4,969,876	5,509,085	9,892,216	11,113,052
Management fees	1,849,257	1,836,361	3,680,826	3,704,351

Total Expenses	6,819,133	7,345,446	13,573,042	14,817,403

NET INVESTMENT LOSS	(6,815,950)	(7,241,731)	(13,477,747)	(14,675,605)

TRADING RESULTS
Trading profit (loss):
Realized	(4,459,247)	14,995,184	(5,198,318)	(4,379,447)
Net change in unrealized	(6,714,983)	(13,701,171)	(10,723,166)	(7,728,803)

Total Trading Results	(11,174,230)	1,294,013	(15,921,484)	(12,108,250)

NET LOSS	(17,990,180)	(5,947,718)	(29,399,231)	(26,783,855)

NET LOSS ALLOCATION

Limited Partners	(17,805,871)	(5,887,798)	(29,101,168)	(26,509,284)
General Partner	(184,309)	(59,920)	(298,063)	(274,571)

NET LOSS PER UNIT *

Limited Partners	(1.36)	(0.45)	(2.25)	(1.94)
General Partner	(1.36)	(0.45)	(2.25)	(1.94)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	13,033,204.699	13,319,042.930	12,847,465.986	13,521,769.147

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2010	12,523,668.457	357,913,170	3,688,624	361,601,794

Subscriptions	1,116,015.999	31,496,588	300,000	31,796,588

Net Loss	–	(29,101,168)	(298,063)	(29,399,231)

Redemptions	(547,181.786)	(15,522,250)	–	(15,522,250)

Partners’ Capital,
June 30, 2011	13,092,502.670	344,786,340	3,690,561	348,476,901

Partners’ Capital,
December 31, 2009	13,841,108.731	395,815,421	4,093,056	399,908,477

Net Loss	–	(26,509,284)	(274,571)	(26,783,855)

Redemptions	(885,554.469)	(23,715,360)	(306,413)	(24,021,773)

Partners’ Capital,
June 30, 2010	12,955,554.262	345,590,777	3,512,072	349,102,849

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2011

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

2.	Financial Highlights
Changes in the net asset value per Unit for the three and six months ended June 30, 2011 and 2010 were as follows:
        For the Three                                                              For the Six
Months Ended June 30,                                                       Months Ended June 30,

	2011	2010	2011	2010
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 27.98	$ 27.40	$ 28.87	$ 28.89

Interest Income	– (3)	0.01	0.01	0.01
Expenses	(0.53)	(0.56)	(1.07)	(1.10)
Realized Gain (Loss) (1)	(0.31)	1.14	(0.35)	(0.28)
Unrealized Loss	(0.52)	(1.04)	(0.84)	(0.57)
Net Loss	(1.36)	(0.45)	(2.25)	(1.94)

Net asset value, June 30:	$ 26.62	$ 26.95	$ 26.62	$ 26.95

Ratios to average net assets:
Net Investment Loss (2)	(7.6)%	(8.1)%	(7.5)%	(8.2)%
Expenses before Incentive Fees (2)	7.6%	8.2%	7.6%	8.3%
Expenses after Incentive Fees (2)	7.6%	8.2%	7.6%	8.3%
Net Loss (2)	(20.0)%	(6.6)%	(16.4)%	(14.9)%
Total return before incentive fees	(4.9)%	(1.6)%	(7.8)%	(6.7)%
Total return after incentive fees	(4.9)%	(1.6)%	(7.8)%	(6.7)%

   (1) Realized Gain (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
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

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as described in Note 5.  Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2011	(2,933,424)	515,755	(2,417,669)	Dec. 2012	Aug. 2011
Dec. 31, 2010	4,257,692	4,047,805	8,305,497	Mar. 2015	Mar. 2011

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $352,196,661 and $361,428,814 at June 30, 2011, and December 31, 2010, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as of June 30, 2011 and December 31, 2010, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the six months (absolute quantity)
	$	$	$	$	$
Commodity	2,239,541	(2,332,525)	901,450	(839,739)	(31,273)	2,588
Equity	898,110	–	–	(348,862)	549,248	2,891
Foreign currency	3,481,576	(1,731,683)	279,697	(1,309,373)	720,217	25,291
Interest rate	339,261	(3,233,784)	43,192	(389,432)	(3,240,763)	11,788
Total	6,958,488	(7,297,992)	1,224,339	(2,887,406)	(2,002,571)

Unrealized currency loss					(415,098)
Total net unrealized loss on open contracts					(2,417,669)

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	5,781,673	(67,947)	5,710	(105,138)	5,614,298	4,640
Equity	244,826	(1,176,255)	39,537	–	(891,892)	2,866
Foreign currency	4,755,171	(678,453)	854,409	(294,469)	4,636,658	17,648
Interest rate	392,619	(69,212)	72,075	(1,264,435)	(868,953)	8,548
Total	11,174,289	(1,991,867)	971,731	(1,664,042)	8,490,111

Unrealized currency loss					(184,614)
Total net unrealized gain on open contracts					8,305,497

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Type of Instrument	$	$

Commodity	(12,734,993)	(4,619,104)
Equity	(5,634,716)	(10,582,165)
Foreign currency	2,096,255	(2,836,128)
Interest rate	5,067,122	2,346,398
Unrealized currency gain (loss)	32,102	(230,485)
Total	(11,174,230)	(15,921,484)

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011:
	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Trading Results	$	$

Realized	(4,459,247)	(5,198,318)
Net change in unrealized	(6,714,983)	(10,723,166)
Total Trading Results	(11,174,230)	(15,921,484)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2010 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Type of Instrument	$	$

Commodity	(12,414,888)	(19,961,444)
Equity	(8,021,828)	(17,902,249)
Foreign currency	(1,554,233)	(1,519,836)
Interest rate	23,273,883	27,150,853
Unrealized currency gain	11,079	124,426
Total	1,294,013	(12,108,250)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2010:
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

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	4,781,690	–	n/a	4,781,690
Forwards	–	3,401,137	n/a	3,401,137

Total Assets	4,781,690	3,401,137	n/a	8,182,827

Liabilities
Futures	7,300,016	–	n/a	7,300,016
Forwards	–	2,885,382	n/a	2,885,382

Total Liabilities	7,300,016	2,885,382	n/a	10,185,398

Unrealized currency loss				(415,098)

*Net fair value	(2,518,326)	515,755	n/a	(2,417,669)

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	7,142,799	–	n/a	7,142,799
Forwards	–	5,003,221	n/a	5,003,221

Total Assets	7,142,799	5,003,221	n/a	12,146,020

Liabilities
Futures	2,700,493	–	n/a	2,700,493
Forwards	–	955,416	n/a	955,416

Total Liabilities	2,700,493	955,416	n/a	3,655,909

Unrealized currency loss				(184,614)

*Net fair value	4,442,306	4,047,805	n/a	8,305,497

* This amount comprises  the “Total net unrealized gain (loss) on open contracts” on the Statements of Financial Condition.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Other Pronouncements
In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”).”  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

8.  Restricted and Unrestricted Cash
As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on only offset LME positions.  All of

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

9.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

10.  Subsequent Events
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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.”  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisor and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended June 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 21 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” for open contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Six Months Ended June 30, 2011
The Partnership recorded total trading results including interest income totaling $(11,171,047) and expenses totaling $6,819,133, resulting in a net loss of $17,990,180 for the three months ended June 30, 2011.  The Partnership’s net asset value per Unit decreased from $27.98 at March 31, 2011 to $26.62 at June 30, 2011.

The most significant trading losses were incurred in the energy markets, primarily during May and June, from long futures positions in crude oil and its related products as prices moved lower on signs the global economic recovery is slowing. Within the agricultural complex, losses were recorded primarily during April due to long positions in cotton futures as prices declined to a three-month low on concern that demand may slow from China, the world’s biggest buyer of the fiber. Elsewhere during April, long futures positions in the soybean complex resulted in losses as prices fell on speculation that U.S. exports may slow. Losses were also experienced within the global stock index markets, primarily during May, from long positions in U.S., European, and Pacific Rim equity index futures as prices declined after worse-than-expected economic reports and mounting worries over the European debt crisis stoked concern the global economic recovery is faltering. Lastly, smaller losses were incurred within the metals sector, primarily during May, due to long positions in silver futures as prices fell sharply from a 31-year high. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Within the currency markets, gains were recorded primarily during April from long positions in the Australian dollar, Canadian dollar, and British pound versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies.

The Partnership recorded total trading results including interest income totaling $(15,826,189) and expenses totaling $13,573,042, resulting in a net loss of $29,399,231 for the six months ended June 30, 2011.  The Partnership’s net asset value per Unit decreased from $28.87 at December 31, 2010, to $26.62 at June 30, 2011.

The most significant trading losses were incurred within the global stock index markets, primarily during March, from long positions in European, U.S., and Pacific Rim equity index futures as prices moved sharply lower after the disaster in Japan spurred concern about global economic growth. Additional losses were experienced within this sector during May from long positions in U.S., European, and Pacific Rim equity index futures as prices declined after worse-than-expected economic reports and mounting worries over the European debt crisis stoked concern the global economic recovery is faltering. Within the currency sector, losses were recorded primarily during January from long positions in the Japanese yen, Australian dollar, South African rand, and Canadian dollar versus the U.S. dollar as the value of these currencies declined against the U.S. dollar on optimism about the

U.S. economy. Further losses were incurred during May from long positions in the Australian dollar, Canadian dollar, and South African rand versus the U.S. dollar as the value of these “commodity currencies” fell in tandem with declining commodity prices. Losses were also experienced within the energy markets, primarily during May and June, from long futures positions in crude oil and its related products as prices moved lower amid signs the global economic recovery is slowing. Lastly, losses were incurred within the agricultural complex, primarily during April, due to long positions in cotton futures as prices declined on concern that demand may slow from China, the world’s biggest buyer of the fiber. A portion of the Partnership’s losses during the first half of the year was offset by gains achieved within the metals sector, primarily during February, from long positions in silver futures as prices extended a rally to a 30-year high. Additional gains were recorded within this sector during April due to long futures positions in silver and gold as silver futures prices advanced to a 31-year high and gold futures prices reached an all-time high. Within the global interest rate sector, gains were experienced primarily during May from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at June 30, 2011 and December 31, 2010.  At June 30, 2011 and December 31, 2010, the Partnership’s total capitalization was approximately $348  million and $362 million, respectively.

Primary Market	June 30, 2011	December 31, 2010
Risk Category	Value at Risk	Value at Risk

Currency	(1.38)%	(1.11)%

Interest Rate	(0.88)	(0.42)

Equity	(0.47)	(2.85)

Commodity	(1.06)	(2.05)

Aggregate Value at Risk	(2.08)%	(5.46)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and January 1, 2010 through December 31, 2010, respectively.

June 30, 2011
Primary Market Risk Category	High	Low	Average
Currency	(2.15)%	(1.11)%	(1.60)%
Interest Rate	(0.89)	(0.42)	(0.74)
Equity	(4.02)	(0.47)	(2.20)
Commodity	(2.05)	(1.06)	(1.52)
Aggregate Value at Risk	(5.54)%	(2.08)%	(4.61)%

December 31, 2010
Primary Market Risk Category	High	Low	Average
Currency	(1.77)%	(0.32)%	(1.24)%
Interest Rate	(1.28)	(0.42)	(0.86)
Equity	(6.04)	(0.23)	(3.29)
Commodity	(2.05)	(0.70)	(1.27)
Aggregate Value at Risk	(7.50)%	(1.12)%	(4.90)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at June 30, 2011 and December 31, 2010, and for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and January 1, 2010 through December 31, 2010, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of June 30, 2011, such amount was equal to approximately 94% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2011.

Changes in Internal Control over Financial Reporting
There have been no significant changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

The aggregate proceeds of unregistered securities sold to the limited partners through June 30, 2011 was $48,330,144.  The Partnership received $325,000 in consideration from the sale of Units to the General Partner.

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

Managed Futures Charter Graham L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 12, 2011	By:	/s/Jennifer Magro
Jennifer Magro
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.