Form 10-Q
period 2011-09-30
MANAGED FUTURES CHARTER GRAHAM L.P.
filed 2011-11-09
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011 or

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

MANAGED FUTURES CHARTER GRAHAM L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of September 30, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2011 and 2010	6

	Notes to Financial Statements	7-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33-42

Item 4.	Controls and Procedures	42-43

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Securities and Use of Proceeds	44

Item 6.	Exhibits	44-45

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES CHARTER GRAHAM L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS	$	$

Trading Equity:

Unrestricted cash	298,788,013	332,055,996
Restricted cash	25,088,524	25,115,126

Total cash	323,876,537	357,171,122

Net unrealized gain on open contracts (MSIP)	2,711,305	1,287,433
Net unrealized gain (loss) on open contracts (MS&Co.)	(607,639)	7,018,064

Total net unrealized gain on open contracts	2,103,666	8,305,497

Total Trading Equity	325,980,203	365,476,619

Interest receivable (MSSB)	–	25,629
Subscriptions receivable	–	2,900,784

Total Assets	325,980,203	368,403,032

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	2,554,944	4,638,344
Accrued brokerage fees (MS&Co.)	1,512,992	1,576,346
Accrued management fees	562,974	586,548
Interest payable (MSSB)	4,329	–

Total Liabilities	4,635,239	6,801,238

Partners’ Capital:

Limited Partners (12,869,322.589 and 12,395,917.141 Units, respectively)	317,919,642	357,913,170
General Partner (138,656.441 and 127,751.316 Units, respectively)	3,425,322	3,688,624

Total Partners’ Capital	321,344,964	361,601,794

Total Liabilities and Partners’ Capital	325,980,203	368,403,032

NET ASSET VALUE PER UNIT	24.70	28.87

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(3,081,918)	(0.96)
Equity	(882,275)	(0.28)
Foreign currency	(1,269,124)	(0.39)
Interest rate	(705,992)	(0.22)

Total Futures and Forward Contracts Purchased	(5,939,309)	(1.85)

Futures and Forward Contracts Sold

Commodity	8,101,830	2.52
Equity	201,234	0.06
Foreign currency	132,582	0.04
Interest rate	(3,868)	–

Total Futures and Forward Contracts Sold	8,431,778	2.62

Unrealized Currency Loss	(388,803)	(0.12)

Net fair value	2,103,666	0.65

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

MANAGED FUTURES CHARTER GRAHAM L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2011	2010	2011	2010
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	7,166	112,217	102,461	254,015

EXPENSES
Brokerage fees (MS&Co.)	4,713,813	5,168,919	14,606,029	16,281,971
Management fees	1,753,977	1,722,974	5,434,803	5,427,325

Total Expenses	6,467,790	6,891,893	20,040,832	21,709,296

NET INVESTMENT LOSS	(6,460,624)	(6,779,676)	(19,938,371)	(21,455,281)

TRADING RESULTS
Trading profit (loss):
Realized	(23,088,567)	(319,563)	(28,286,885)	(4,699,010)
Net change in unrealized	4,521,335	13,891,922	(6,201,831)	6,163,119
	(18,567,232)	13,572,359	(34,488,716)	1,464,109

Proceeds from Litigation Settlement	–	20,678	–	20,678

Total Trading Results	(18,567,232)	13,593,037	(34,488,716)	1,484,787

NET INCOME (LOSS)	(25,027,856)	6,813,361	(54,427,087)	(19,970,494)

NET INCOME (LOSS) ALLOCATION

Limited Partners	(24,762,617)	6,743,480	(53,863,785)	(19,765,804)
General Partner	(265,239)	69,881	(563,302)	(204,690)

NET INCOME (LOSS) PER UNIT *

Limited Partners	(1.92)	0.54	(4.17)	(1.40)
General Partner	(1.92)	0.54	(4.17)	(1.40)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	13,204,585.532	12,794,984.173	12,967,813.965	13,276,845.273

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2010	12,523,668.457	357,913,170	3,688,624	361,601,794

Subscriptions	1,597,401.690	44,263,039	300,000	44,563,039

Net Loss	–	(53,863,785)	(563,302)	(54,427,087)

Redemptions	(1,113,091.117)	(30,392,782)	–	(30,392,782)

Partners’ Capital,
September 30, 2011	13,007,979.030	317,919,642	3,425,322	321,344,964

Partners’ Capital,
December 31, 2009	13,841,108.731	395,815,421	4,093,056	399,908,477

Subscriptions	73,727.879	2,026,779	–	2,026,779

Net Loss	–	(19,765,804)	(204,690)	(19,970,494)

Redemptions	(1,404,615.854)	(37,717,788)	(401,668)	(38,119,456)

Partners’ Capital,
September 30, 2010	12,510,220.756	340,358,608	3,486,698	343,845,306

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) (formerly, Morgan Stanley & Co. Incorporated) and Morgan Stanley & Co. International plc (“MSIP”).   MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Ceres is a wholly-owned subsidiary of Morgan

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co. and MSIP are wholly-owned subsidiaries of Morgan Stanley.  Graham Capital Management, L.P. (the “Trading Advisor”) is the trading advisor to the Partnership.

2.	Financial Highlights
Changes in the net asset value per Unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

   For the Three Months                                                       For the Nine Months
 Ended September 30,                                                      Ended September 30,

	2011	2010	2011	2010
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 26.62	$ 26.95	$ 28.87	$ 28.89

Interest Income	– (3)	0.01	0.01	0.02
Expenses	(0.50)	(0.54)	(1.56)	(1.64)
Realized/Unrealized Gain (Loss)	(1.42)	1.07	(2.62)	0.22
Net Gain (Loss)	(1.92)	0.54	(4.17)	(1.40)

Net asset value, September 30:	$ 24.70	$ 27.49	$ 24.70	$ 27.49

Ratios to average net assets:
Net Investment Loss (2)	(7.6)%	(7.8)%	(7.6)%	(8.1)%
Expenses before Incentive Fees (2)	7.6%	8.0%	7.6%	8.2%
Expenses after Incentive Fees (2)	7.6%	8.0%	7.6%	8.2%
Net Gain (Loss) (2)	(29.4)%	7.9%	(20.6)%	(7.5)%
Total return before incentive fees	(7.2)%	2.0%	(14.4)%	(4.8)%
Total return after incentive fees	(7.2)%	2.0%	(14.4)%	(4.8)%

   (1) Realized/Unrealized Gain (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
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

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2011	3,393,332	(1,289,666)	2,103,666	Dec. 2015	Oct. 2011
Dec. 31, 2010	4,257,692	4,047,805	8,305,497	Mar. 2015	Mar. 2011

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $327,269,869 and $361,428,814 at September 30, 2011, and December 31, 2010, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2011 and December 31, 2010, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$
Commodity	–	(3,081,918)	8,461,457	(359,627)	5,019,912	2,896
Equity	23,650	(905,925)	707,110	(505,876)	(681,041)	2,551
Foreign currency	157,112	(1,426,236)	4,160,533	(4,027,951)	(1,136,542)	24,046
Interest rate	428,192	(1,134,184)	29,210	(33,078)	(709,860)	10,312
Total	608,954	(6,548,263)	13,358,310	(4,926,532)	2,492,469

Unrealized currency loss					(388,803)
Total net unrealized gain on open contracts					2,103,666

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	5,781,673	(67,947)	5,710	(105,138)	5,614,298	4,640
Equity	244,826	(1,176,255)	39,537	–	(891,892)	2,866
Foreign currency	4,755,171	(678,453)	854,409	(294,469)	4,636,658	17,648
Interest rate	392,619	(69,212)	72,075	(1,264,435)	(868,953)	8,548
Total	11,174,289	(1,991,867)	971,731	(1,664,042)	8,490,111

Unrealized currency loss					(184,614)
Total net unrealized gain on open contracts					8,305,497

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Type of Instrument	$	$

Commodity	(573,114)	(5,192,218)
Equity	(18,948,096)	(29,530,261)
Foreign currency	(11,596,080)	(14,432,209)
Interest rate	12,523,762	14,870,161
Unrealized currency gain (loss)	26,296	(204,189)
Total	(18,567,232)	(34,488,716)

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011:
	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Trading Results	$	$

Realized	(23,088,567)	(28,286,885)
Net change in unrealized	4,521,335	(6,201,831)
Total Trading Results	(18,567,232)	(34,488,716)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2010 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Type of Instrument	$	$

Commodity	4,619,626	(15,341,818)
Equity	(6,588,505)	(24,490,754)
Foreign currency	5,849,717	4,329,881
Interest rate	9,822,753	36,973,606
Unrealized currency loss	(131,232)	(6,806)
Proceeds from Litigation Settlement	20,678	20,678
Total	13,593,037	1,484,787

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2010:
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

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	9,803,417	–	n/a	9,803,417
Forwards	–	4,163,847	n/a	4,163,847

Total Assets	9,803,417	4,163,847	n/a	13,967,264

Liabilities
Futures	6,021,282	–	n/a	6,021,282
Forwards	–	5,453,513	n/a	5,453,513

Total Liabilities	6,021,282	5,453,513	n/a	11,474,795

Unrealized currency loss				(388,803)

*Net fair value	3,782,135	(1,289,666)	n/a	2,103,666

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	7,142,799	–	n/a	7,142,799
Forwards	–	5,003,221	n/a	5,003,221

Total Assets	7,142,799	5,003,221	n/a	12,146,020

Liabilities
Futures	2,700,493	–	n/a	2,700,493
Forwards	–	955,416	n/a	955,416

Total Liabilities	2,700,493	955,416	n/a	3,655,909

Unrealized currency loss				(184,614)

*Net fair value	4,442,306	4,047,805	n/a	8,305,497

* This amount comprises  the “Total net unrealized gain on open contracts” on the Statements of Financial Condition.

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisor and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 21 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” for open contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Nine Months Ended September 30, 2011
The Partnership recorded total trading results including interest income totaling $(18,560,066) and expenses totaling $6,467,790, resulting in a net loss of $25,027,856 for the three months ended September 30, 2011.  The Partnership’s net asset value per Unit decreased from $26.62 at June 30, 2011 to $24.70 at September 30, 2011.

During the third quarter, the Partnership posted a loss in net asset value per Unit as losses in stock indices, currencies, energies, and agriculturals offset gains recorded within the global interest rate and metals sectors. Within the global stock index sector, losses were incurred primarily during July and August due to long positions in European and U.S. equity index futures as prices dropped amid Standard & Poor’s downgrade of the United States’ sovereign credit rating and concern about the European sovereign debt crisis. Within the currency sector, losses were experienced primarily during August from long positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc declined on speculation that the Swiss National Bank would seek to curb the currency’s climb in value. Additional losses were incurred in this sector during September from long positions in the Australian dollar, New Zealand dollar, and Canadian dollar versus the U.S. dollar as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Within the energy markets, losses were recorded primarily during August and September from long futures positions in crude oil and its related products as prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe. Losses were incurred within the agricultural complex, primarily during September, due to long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global interest rate sector, primarily during July and August, due to long futures positions in European and U.S. fixed-income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals complex, gains were recorded primarily during July and August from long positions in gold futures after prices reached a record high as escalating concern that the global economy is slowing boosted demand for the precious metal.

The Partnership recorded total trading results including interest income totaling $(34,386,255) and expenses totaling $20,040,832, resulting in a net loss of $54,427,087 for the nine months ended September 30, 2011.  The Partnership’s net asset value per Unit decreased from $28.87 on December 31, 2010 to $24.70 at September 30, 2011.

During the first nine months of the year, the Partnership posted a loss in net asset value per Unit as losses in global stock indices, currencies, energies, and agriculturals offset gains in the global interest rate and metals sectors. Within the global stock index markets, losses were incurred primarily during March, May, July, and August. During March, long positions in European, U.S., and Pacific Rim equity index futures resulted in losses as prices moved sharply lower after the tsunami and subsequent nuclear plant disaster in Japan spurred concern about global economic growth. Additional losses were experienced within this sector during May from long positions in U.S., European, and Pacific Rim equity index futures as prices declined on worse-than-expected economic reports and mounting worries over the European debt crisis. During July and August, long positions in European and U.S. equity index futures resulted in losses as prices dropped amid Standard & Poor’s downgrade of the United States’ sovereign credit rating and ongoing concern about the European sovereign debt crisis. Within the currency sector, losses were recorded primarily during January from long positions in the Japanese yen, Australian dollar, South African rand, and Canadian dollar versus the U.S. dollar as the value of these currencies declined against the U.S. dollar on optimism about the U.S. economy. Further losses were incurred during May from long positions in the Australian dollar, Canadian dollar, and South African rand versus the U.S. dollar as the value of these “commodity currencies” fell in tandem with declining commodity prices. During August, long positions in the Swiss franc versus the U.S. dollar resulted in additional currency losses as the value of the Swiss franc declined on speculation that the Swiss National Bank would seek to curb the currency’s climb in value. Losses were also experienced within the energy markets, primarily during May and June, from long futures positions in crude oil and its related products as prices moved lower amid signs the global economic recovery is slowing. In the agricultural complex, losses were incurred primarily during April due to long positions in cotton futures as prices declined on concern that demand may slow from China, the world’s biggest buyer of the fiber. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the global interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Additional gains were recorded within this sector during July and August due to long futures positions in European and U.S. fixed-income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals sector, gains were experienced primarily during February from long positions in silver futures as prices extended a rally to a 30-year high. Additional gains were recorded within this sector during April due to long futures positions in silver and gold as silver futures prices advanced to a 31-year high and gold futures prices reached an all-time high. In July and August, long positions in gold futures resulted in gains after prices reached a new record high as escalating concern that the global economy is slowing boosted demand for the precious metal.

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

The Partnership accounts for open positions on the basis of fair value accounting principles.  Any loss in the market value of the Partnership’s open positions is directly reflected in the Partnership’s earnings and cash flow.

The Partnership’s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR.  Prior to June 30, 2011, the Partnership estimated VaR using a model based upon historical simulation (with a confidence level of 99%) which involved constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model took into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value were based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio was sensitive.  The one-day 99% confidence level of the Partnership’s VaR corresponded to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.  Ceres used approximately four years of daily market data (1,000 observations) and re-valued its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.  This generated a probability distribution of daily “simulated profit and loss” outcomes.  The VaR was the appropriate percentile of this distribution.  For example, the 99% one-day VaR would represent the 10th worst outcome from Ceres’ simulated profit and loss series.

The Partnership’s VaR computations were based on the risk representation of the underlying benchmark for each instrument or contract and did not distinguish between exchange and non-exchange dealer-based instruments.  They were also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisor in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

Starting with the third quarter 2011, exchange maintenance margin requirements have been used by the Partnership as the measure of its use.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval.  Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR.

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by  market category as of September 30, 2011 and the highest, lowest and average values during the three months ended September 30, 2011.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  As of September 30, 2011, the Partnership’s total capitalization was $321 million.
		% of Total
Market Sector	VaR	Capitalization

Currency	$11,144,072	3.47%

Interest Rate	$7,506,217	2.34%

Equity	$3,643,444	1.13%

Commodity	$10,944,473	3.41%

Total	$33,238,206	10.35%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$30,536,383	$7,764,362	$20,089,896

Interest Rate	$13,716,851	$4,609,968	$8,197,500

Equity	$20,093,626	$3,522,910	$8,335,813

Commodity	$13,187,718	$8,255,574	$10,761,203

* Average of month-end VaR.

The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total Partner’s Capital by primary market risk category at December 31, 2010.  At December 31, 2010, the Partnership’s total capitalization was approximately $362 million.

Primary Market	December 31, 2010
Risk Category	VaR

Currency	(1.11)%

Interest Rate	(0.42)

Equity	(2.85)

Commodity	(2.05)

Aggregate Value at Risk	(5.46)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.  The Aggregate Value at Risk listed above represents the VaR of the Partnership’s open positions across all the market categories, and can be less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.  Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting period from January 1, 2010 through December 31, 2010.
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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures at September 30, 2011 and market risk exposures and on an aggregate basis at December 31, 2010, and for the three months from July 1, 2011 through September 30, 2011 and twelve months from January 1, 2010 through December 31, 2010.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in unrestricted cash at MSSB; as of September 30, 2011, such amount was equal to approximately 92% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer
(Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2011.

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

The aggregate proceeds of unregistered securities sold to the limited partners through September 30, 2011 was $61,096,595.  The Partnership received $325,000 in consideration from the sale of Units to the General Partner.

Item 6.	EXHIBITS

31.01*	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*
Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*
Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

* Submitted electronically herewith.

Pursuant to applicable securities laws and regulations, the Partnership is deemed to have complied with the reporting obligation relating to the submission of interactive data files in Exhibit 101 to this report and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Partnership has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Charter Graham L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 9, 2011	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.