Form 10-Q/A
period 2011-09-30
MANAGED FUTURES CHARTER GRAHAM L.P.
filed 2011-11-10
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment Number One to the Registrant's Form 10-Q filed on November 9, 2011, is being filed to include the following exhibits: 101.SCH, 101.INS, 101.CAL, 101.LAB, 101.PRE, and 101.DEF.  No other changes to the Form 10-Q as filed on November 9, 2011 have been made.

MANAGED FUTURES CHARTER GRAHAM L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q/A

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

- 21 -

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

Managed Futures Charter Graham L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 10, 2011	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.