Form 10-K/A
period 2010-12-31
MANAGED FUTURES CHARTER GRAHAM L.P.
filed 2012-02-02
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE
(See Page 1)

Explanatory Note

Due to a typographical error, the date of the Report of Independent Registered Public Accounting Firm (the “Auditors' Report”) included in Exhibit 13.01 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) was incorrectly disclosed as “March 28, 2010.” The date should have been disclosed as “March 28, 2011.” Accordingly, the Registrant’s Form 10-K is hereby amended to include a revised Auditors' Report, and the materials previously provided in response to Item 8 of Form 10-K are also filed herewith.

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

MORGAN STANLEY SMITH BARNEY CHARTER GRAHAM L.P.
(Registrant)

	By:	Ceres managed Futures LLC
(General Partner)

February 2, 2012	By:	/s/Walter Davis
Walter Davis,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ceres Managed Futures LLC

BY:	/s/	Walter Davis	February 2, 2012
Walter Davis, President, Director

	/s/	Brian Centner	February 2, 2012
Brian Centner, Chief Financial Officer, Principal Accounting Officer

	/s/	Ian Bernstein	February 2, 2012
Ian Bernstein, Director

	/s/	Alper Daglioglu	February 2, 2012
Alper Daglioglu, Director

	/s/	Patrick T. Egan	February 2, 2012
Patrick T. Egan, Director

	/s/	Harry Handler	February 2, 2012
Harry Handler, Director

	/s/	Douglas J. Ketterer	February 2, 2012
Douglas J. Ketterer, Director

	/s/	Colbert Narcisse	February 2, 2012
Colbert Narcisse, Director

EXHIBIT 31.01

CERTIFICATIONS

I, Walter Davis, certify that:
1.	I have reviewed this annual report on Form 10-K/A of Morgan Stanley Smith Barney Charter Graham L.P.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably  likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect  the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:   February 2, 2012                                                             /s/      Walter Davis
              Walter Davis
              President
              Ceres Managed Futures LLC,
              general partner of the registrant

                                                                                                                                                              EXHIBIT 31.02

CERTIFICATIONS
I, Brian Centner, certify that:
1.	I have reviewed this annual report on Form 10-K/A of Morgan Stanley Smith Barney Charter Graham L.P.;

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and   report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:   February 2, 2012                                                             /s/      Brian Centner
              Brian Centner
              Chief Financial Officer
              Ceres Managed Futures LLC,
              general partner of the registrant

                                                                                                                                                                                          EXHIBIT 32.01

CERTIFICATION OF PRESIDENT PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Morgan Stanley Smith Barney Charter Graham L.P. (the “Partnership”) on Form 10-K/A for the period ended December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Walter Davis, President of Ceres Managed Futures LLC, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By:                    /s/Walter Davis

Name:                     Walter Davis
Title:                       President of Ceres Managed Futures LLC,
general partner of the registrant

Date:                      February 2, 2012

                                                                                                                                                                 EXHIBIT 32.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Morgan Stanley Smith Barney Charter Graham L.P. (the “Partnership”) on Form 10-K/A for the period ended December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Brian Centner, Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By:             /s/Brian Centner

Name:            Brian Centner
Title:              Chief Financial Officer of Ceres Managed Futures LLC,
                       general partner of the registrant

Date:              February 2, 2012