Form 10-Q
period 2012-03-31
MANAGED FUTURES CHARTER GRAHAM L.P.
filed 2012-05-11
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012 or

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

MANAGED FUTURES CHARTER GRAHAM L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2012 and December 31, 2011	2

	Condensed Schedule of Investments as of March 31, 2012	3

	Condensed Schedule of Investments as of December 31, 2011	4

	Statements of Income and Expenses for the Quarters Ended March 31, 2012 and 2011	5

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2012 and 2011	6

	Notes to Financial Statements	7-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-39

Item 4.	Controls and Procedures	39-40

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Securities and Use of Proceeds	41-42

Item 4.	Mine Safety Disclosures	42

Item 6.	Exhibits	42-43

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES CHARTER GRAHAM L.P.
STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS	$	$

Trading Equity:

Unrestricted cash	229,001,703	233,838,381
Restricted cash	50,080,184	49,210,558

Total cash	279,081,887	283,048,939

Net unrealized gain on open contracts (MSIP)	537,898	712,190
Net unrealized gain (loss) on open contracts (MS&Co.)	(91,397)	4,459,890

Total net unrealized gain on open contracts	446,501	5,172,080

Total Trading Equity	279,528,388	288,221,019

Interest receivable (MSSB)	20,090	–

Total Assets	279,548,478	288,221,019

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	5,295,745	6,926,802
Accrued placement agent fees	797,553	799,278
Accrued brokerage fees (MS&Co.)	472,623	473,647
Accrued management fees	472,623	473,647
Interest payable (MSSB)	–	1,358

Total Liabilities	7,038,544	8,674,732

Partners’ Capital:

Limited Partners (11,924,385.993 and 12,354,601.303 Units, respectively)	269,377,619	276,443,739
General Partner (138,656.441 and 138,656.441Units, respectively)	3,132,315	3,102,548

Total Partners’ Capital	272,509,934	279,546,287

Total Liabilities and Partners’ Capital	279,548,478	288,221,019

NET ASSET VALUE PER UNIT	22.59	22.38

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2012 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(1,106,250)	(0.41)
Equity	2,087,582	0.77
Foreign currency	(821,511)	(0.30)
Interest rate	1,626,862	0.60

Total Futures and Forward Contracts Purchased	1,786,683	0.66

Futures and Forward Contracts Sold

Commodity	584,585	0.21
Equity	(48,464)	(0.02)
Foreign currency	(1,583,512)	(0.58)
Interest rate	60,396	0.02

Total Futures and Forward Contracts Sold	(986,995)	(0.37)

Unrealized Currency Loss	(353,187)	(0.13)

Net fair value	446,501	0.16

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2011

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	217,166	0.07
Equity	1,070,461	0.38
Foreign currency	109,099	0.04
Interest rate	4,437,884	1.59

Total Futures and Forward Contracts Purchased	5,834,610	2.08

Futures and Forward Contracts Sold

Commodity	(2,184,976)	(0.78)
Equity	(176,378)	(0.06)
Foreign currency	2,383,928	0.85
Interest rate	(338,900)	(0.12)

Total Futures and Forward Contracts Sold	(316,326)	(0.11)

Unrealized Currency Loss	(346,204)	(0.12)

Net fair value	5,172,080	1.85

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2012	2011
	$	$
INVESTMENT INCOME
Interest income (MSSB)	33,797	92,112

EXPENSES
Placement agent fees	2,372,014	–
Brokerage fees (MS&Co.)	1,405,639	4,922,340
Management fees	1,405,639	1,831,569

Total Expenses	5,183,292	6,753,909

NET INVESTMENT LOSS	(5,149,495)	(6,661,797)

TRADING RESULTS
Trading profit (loss):
Net realized	12,614,775	(739,071)
Net change in unrealized	(4,725,579)	(4,008,183)

Total Trading Results	7,889,196	(4,747,254)

NET INCOME (LOSS)	2,739,701	(11,409,051)

NET INCOME (LOSS) ALLOCATION

Limited Partners	2,709,934	(11,295,297)
General Partner	29,767	(113,754)

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.21	(0.89)
General Partner	0.21	(0.89)

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	12,430,256.860	12,659,663.509

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2012 and 2011
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2011	12,493,257.744	276,443,739	3,102,548	279,546,287

Subscriptions	225,707.114	5,118,715	–	5,118,715

Net Income	–	2,709,934	29,767	2,739,701

Redemptions	(655,922.424)	(14,894,769)	–	(14,894,769)

Partners’ Capital,
March 31, 2012	12,063,042.434	269,377,619	3,132,315	272,509,934

Partners’ Capital,
December 31, 2010	12,523,668.457	357,913,170	3,688,624	361,601,794

Subscriptions	432,137.745	12,511,890	–	12,511,890

Net Loss	–	(11,295,297)	(113,754)	(11,409,051)

Redemptions	(296,435.460)	(8,456,083)	–	(8,456,083)

Partners’ Capital,
March 31, 2011	12,659,370.742	350,673,680	3,574,870	354,248,550

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Managed Futures Charter Graham L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011.

1.  Organization
Managed Futures Charter Graham L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, Financial Instruments).  The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).   MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC  (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co. and MSIP are wholly-owned subsidiaries of Morgan Stanley.  Graham Capital Management, L.P. (“Graham”) (the “Trading Advisor”) is the trading advisor to the Partnership and manages the assets of the Partnership pursuant to its K4D-15V Program, the Trading Advisor’s proprietary, trend-following trading program.  A description of the trading activities and focus of the Trading Advisor is included on page 27 under “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each a “Class” or collectively the “Classes”).  The Class of Units that a limited partner receives depends on aggregate subscription amount made by such limited partner in the Partnership.
         Class of Units                         Aggregate Investment
A                                           Up to $4,999,999
D                                           $5,000,000 and above

As of March 31, 2012, all Units are considered Class A Units.  The General Partner may, in its discretion, offer additional Classes of Units.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three months ended March 31, 2012 and 2011 were as follows:
                         For the Quarters Ended March 31,

	2012	2011
Per Unit operating performance:
Net asset value, January 1:	$ 22.38	$ 28.87

Interest Income	– (3)	0.01
Expenses	(0.42)	(0.53)
Realized/Unrealized Income (Loss) (1)	0.63	(0.37) (4)
Net Income (Loss)	0.21	(0.89)

Net asset value, March 31:	$ 22.59	$ 27.98

Ratios to average net assets:
Net Investment Loss (2)	(7.5)%	(7.5)%
Expenses before Incentive Fees (2)	7.5%	7.6%
Expenses after Incentive Fees (2)	7.5%	7.6%
Net Income (Loss) (2)	4.0%	(12.9)%
Total return before incentive fees	0.9%	(3.1)%
Total return after incentive fees	0.9%	(3.1)%

   (1) Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
   (2) Annualized (except for incentive fees, if applicable).

   (3) Amounts less than $0.005 per Unit.

         (4) These amounts have been reclassified from the prior year financial statements to conform to the current year       presentation. Specifically, realized and unrealized income (loss) per Unit amounts were combined in the 2011 Financial Highlights presentation.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Related Party Transactions
The Partnership’s cash is on deposit with MSSB, MS&Co., and MSIP in Futures Interests trading accounts to meet margin requirements as needed.  Monthly, MSSB credits the Partnership with interest income received from MSSB, MS&Co. and MSIP.  Such amount is based on 100% of its average daily funds held at MSSB, MS&Co. and MSIP to meet margin requirements at a rate approximately equivalent to what the commodity brokers pay or charge other similar customers on margin deposits.  In addition, MSSB credits the Partnership at each month end with interest income on 100% of the Partnership’s assets not deposited as margin at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB retains any interest earned in excess of the interest paid by MSSB to the Partnership.  For purposes of such interest payments, net assets do not include monies owed to the Partnership on forward contracts and other Futures Interests.  The Partnership pays a flat rate brokerage fee to MS&Co.  The Partnership pays MSSB ongoing compensation on a monthly basis equal to a percentage of the net asset value of a limited partner’s Unit as of the beginning of each month.  The applicable rate payable by each limited partner is determined by the Class of Units held by such limited partner.  The Partnership pays the Placement Agent the following percentage in accordance with the following schedule.
   Class of Units                          Annualized Rate (%)
A                                           3.375%
D                                           0.75%

MSSB pays a portion of the ongoing Placement Agent fees it received from the Partnership to the MSSB Financial Advisor or Private Wealth Advisor responsible for selling the Units to the limited partner.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

There was no change in total fees for existing limited partners as all Units outstanding at March 31, 2012 were Class A Units.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized” trading profit (loss) for open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as described in Note 5, Derivatives and
Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	a) One or more “underlyings” and b) one or more “notional amounts” or payment provisions or both;
2)
Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors; and

3)	Terms that require or permit net settlement.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forwards, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Mar. 31, 2012	2,481,644	(2,035,143)	446,501	Jun. 2016	Jun. 2012
Dec. 31, 2011	2,825,771	2,346,309	5,172,080	Mar. 2016	Mar. 2012

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract.  The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gains (losses) amounts reflected in the Partnership’s Statements of Financial Condition.  The net unrealized gains (losses) on open contracts is further disclosed gross by type of contract and corresponding fair value level in Note 6, Fair Value Measurements and Disclosures.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, total cash held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $281,563,531 and $285,874,710 at March 31, 2012, and December 31, 2011, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  The primary terms are based on industry standard master agreements.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject.  These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics.  In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

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

The following tables summarize the valuation of the Partnership’s investments as of March 31, 2012 and December 31, 2011, respectively.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of March 31, 2012:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the three months (absolute quantity)
	$	$	$	$	$
Commodity	1,432,055	(2,538,305)	1,907,858	(1,323,273)	(521,665)	4,188
Equity	3,406,671	(1,319,089)	5,734	(54,198)	2,039,118	3,967
Foreign currency	124,511	(946,022)	85,303	(1,668,815)	(2,405,023)	25,138
Interest rate	2,443,654	(816,792)	95,733	(35,337)	1,687,258	13,496
Total	7,406,891	(5,620,208)	2,094,628	(3,081,623)	799,688

Unrealized currency loss					(353,187)
Total net unrealized gain on open contracts					446,501

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	460,330	(243,164)	2,195,043	(4,380,019)	(1,967,810)	3,139
Equity	1,099,211	(28,750)	26,530	(202,908)	894,083	2,372
Foreign currency	450,444	(341,345)	2,978,910	(594,982)	2,493,027	23,365
Interest rate	4,507,072	(69,188)	20,422	(359,322)	4,098,984	10,389
Total	6,517,057	(682,447)	5,220,905	(5,537,231)	5,518,284

Unrealized currency loss					(346,204)
Total net unrealized gain on open contracts					5,172,080

The following tables summarize the net trading results of the Partnership for the quarters ended March 31, 2012 and 2011, respectively.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2012 included in Total Trading Results:

Type of Instrument	$

Commodity	4,085,597
Equity	21,017,351
Foreign currency	(6,188,518)
Interest rate	(11,018,251)
Unrealized currency loss	(6,983)
Total	7,889,196

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2012:
Trading Results	$

Net realized	12,614,775
Net change in unrealized	(4,725,579)
Total Trading Results	7,889,196

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2011 included in Total Trading Results:

Type of Instrument	$

Commodity	8,115,889
Equity	(4,947,448)
Foreign currency	(4,932,384)
Interest rate	(2,720,724)
Unrealized currency loss	(262,587)
Total	(4,747,254)

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2011:
Trading Results	$

Net realized	(739,071)
Net change in unrealized	(4,008,183)
Total Trading Results	(4,747,254)

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Fair Value Measurements and Disclosures
Effective January 1, 2012, the Partnership adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant  impact on the Partnership’s financial statements.

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

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

March 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	9,329,737	–	n/a	9,329,737
Forwards	–	171,782	n/a	171,782

Total Assets	9,329,737	171,782	n/a	9,501,519

Liabilities
Futures	6,494,906	–	n/a	6,494,906
Forwards	–	2,206,925	n/a	2,206,925

Total Liabilities	6,494,906	2,206,925	n/a	8,701,831

Unrealized currency loss				(353,187)

*Net fair value	2,834,831	(2,035,143)	n/a	446,501

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	8,457,018	–	n/a	8,457,018
Forwards	–	3,280,944	n/a	3,280,944

Total Assets	8,457,018	3,280,944	n/a	11,737,962

Liabilities
Futures	5,285,043	–	n/a	5,285,043
Forwards	–	934,635	n/a	934,635

Total Liabilities	5,285,043	934,635	n/a	6,219,678

Unrealized currency loss				(346,204)

*Net fair value	3,171,975	2,346,309	n/a	5,172,080

* This amount comprises the “Total net unrealized gain on open contracts” on the Statements of Financial Condition.

During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

7.  Other Pronouncements
In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”) and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented.  The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements.  In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company be required to consolidate another investment company if it holds a controlling financial interest in the entity.  The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8.  Restricted and Unrestricted Cash
As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options contracts and offset unrealized losses on offset LME positions.  All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

9.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2012 and December 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Expenses.  Generally, the 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of March 31, 2012, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 22.05%; Currency 12.37%; Equity 32.56%; and Commodity 33.02%.

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

As of March 31, 2012, approximately 89.53% of the Partnership’s total investments are futures contracts which are exchange-traded while approximately 10.47% are forward contracts which are off-exchange traded.

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

The following presents a summary of the Partnership’s operations for the quarters ended March 31, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the
Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 24 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” for open contracts, and recorded as “Net realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2012
The Partnership recorded total trading results including interest income totaling $7,922,993 and expenses totaling $5,183,292, resulting in net income of $2,739,701 for the quarter ended March 31, 2012.  The Partnership’s net asset value per Unit increased from $22.38 at December 31, 2011 to $22.59 at March 31, 2012.

During the first quarter, the Partnership posted a gain in net asset value per Unit as profits in stock indices and energies offset losses within the global interest rate, metals, currency, and agricultural markets.

The most significant gains were recorded within the global stock index sector throughout the majority of the quarter from long positions in U.S., European, and Japanese equity index futures as prices were buoyed by better-than-expected economic reports in these regions. Prices also rose after China cut banks’ reserve requirements to fuel lending and the U.S. Federal Reserve Board raised its assessment of the U.S. economy. Within the energy markets, gains were achieved throughout the majority of the quarter from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S. Additional gains were experienced during February from long futures positions in RBOB (unleaded) gas and brent crude as prices increased on concerns over inventory levels and rising tensions in the Middle East.

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global interest rate sector in February and March from long positions in U.S., European, and Australian fixed-

income futures. During February, prices fell amid optimism that Greece would receive a second bailout, thereby diminishing demand for the relative “safety” of government bonds. Meanwhile, prices fell further during March after the U.S. Federal Reserve upwardly revised the U.S. economic outlook. Within the metals markets, losses were recorded primarily in January from short positions in zinc, aluminum, and copper futures as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Losses were experienced within the currency markets during January from short positions in the British pound and Swiss franc versus the U.S. dollar as the value of these currencies reversed higher against the U.S. dollar. During March, long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar resulted in losses as the value of these commodity-linked currencies fell against the U.S. dollar after concern over earnings in China reduced demand for higher-yielding currency assets. Additional losses were incurred within the agricultural complex, primarily during January, from short positions in cocoa futures as prices advanced on concern supplies from the Ivory Coast, the world’s largest cocoa growing country, may weaken.

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

The Partnership’s past performance is no guarantee of its future results.  Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading.  The Partnership’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date as discussed under the “Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk (“VaR”) tables disclosed.

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

VaR is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Partnership’s experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to VaR or by the Partnership’s attempts to manage its market risk.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2012 and the highest, lowest and average values during the three months ended March 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.  As of March 31, 2012, the Partnership’s total capitalization was approximately $273 million.
Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$6,550,768	2.40%

Interest Rate	11,674,312	4.28%

Equity	17,227,820	6.32%

Commodity	17,456,786	6.41%

Total	$52,909,686	19.41%

                               Three Months Ended March 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$16,754,949	$6,414,673	$11,129,761
Interest Rate	$20,879,321	$10,087,498	$15,874,522
Equity	$22,573,887	$11,623,705	$17,294,544
Commodity	$18,966,451	$12,085,759	$15,414,900
*Average of month-end VaR

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
Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$14,674,961	5.25%

Interest Rate	17,427,276	6.23%

Equity	11,744,133	4.20%

Commodity	18,504,511	6.62%

Total	$62,350,881	22.30%

                         Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$30,536,383	$3,927,145	$10,555,409
Interest Rate	$17,693,704	$2,776,605	$5,662,832
Equity	$20,093,626	$1,659,106	$5,304,603
Commodity	$18,582,106	$3,768,786	$8,334,303
*Average of month-end VaR.

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

The Partnership also maintains a substantial portion of its available assets in unrestricted cash at MSSB; as of March 31, 2012, such amount was equal to approximately 82% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors through the selection of a commodity trading advisor and by daily monitoring of its performance.  In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisor.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2012.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
There were no additional information to supplement or amend the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of unregistered securities sold to the limited partners through March 31, 2012 was $71,435,011.  The Partnership received $325,000 in consideration from the sale of Units to the General Partner.

The following chart sets forth the purchases of Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable	Dollar Value) of
			Units Purchased as	Redeemable Units
	(a) Total Number	(b) Average	Part of Publicly	That May Yet Be
	of Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2012 – January 31, 2012	188,469.842	$22.42	N/A	N/A
February 1, 2012-February 29, 2012	233,023.857	$23.06	N/A	N/A
March 1, 2012 – March 31, 2012	234,428.725	$22.59	N/A	N/A

	655,922.424	$22.71

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

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

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

Managed Futures Charter Graham L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 11, 2012	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.