Form 10-Q
period 2012-06-30
MANAGED FUTURES CHARTER GRAHAM L.P.
filed 2012-08-13
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission file number: 0-25603

MANAGED FUTURES CHARTER GRAHAM L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4018068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ceres Managed Futures LLC
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(855) 672-4468

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

MANAGED FUTURES CHARTER GRAHAM L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2012 and December 31, 2011	2

	Condensed Schedule of Investments as of June 30, 2012	3

	Condensed Schedule of Investments as of December 31, 2011	4

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2012 and 2011	5

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2012 and 2011	6

	Notes to Financial Statements	7-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33-41

Item 4.	Controls and Procedures	41-42

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43-51

Item 1A.	Risk Factors	51-53

Item 2.	Unregistered Sales of Securities and Use of Proceeds	53-54

Item 4.	Mine Safety Disclosures	54

Item 6.	Exhibits	54-55

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES CHARTER GRAHAM L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS	$	$

Trading Equity:

Unrestricted cash	218,237,526	233,838,381
Restricted cash	37,885,031	49,210,558

Total cash	256,122,557	283,048,939

Net unrealized gain (loss) on open contracts (MS&Co.)	(1,282,303)	4,459,890
Net unrealized gain on open contracts (MSIP)	250,708	712,190

Total net unrealized gain (loss) on open contracts	(1,031,595)	5,172,080

Total Trading Equity	255,090,962	288,221,019

Interest receivable (MSSB)	5,026	–

Total Assets	255,095,988	288,221,019

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	6,240,088	6,926,802
Accrued placement agent fees	748,548	799,278
Accrued brokerage fees (MS&Co.)	443,584	473,647
Accrued management fees	443,584	473,647
Interest payable (MSSB)	–	1,358

Total Liabilities	7,875,804	8,674,732

Partners’ Capital:

Limited Partners (11,460,103.049 and 12,354,601.303 Units, respectively)	244,462,632	276,443,739
General Partner (129,280.441 and 138,656.441 Units, respectively)	2,757,552	3,102,548

Total Partners’ Capital	247,220,184	279,546,287

Total Liabilities and Partners’ Capital	255,095,988	288,221,019

NET ASSET VALUE PER UNIT	21.33	22.38

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2012 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	2,479,960	1.00
Equity	4,113,131	1.66
Foreign currency	678,061	0.27
Interest rate	(100,162)	(0.04)

Total Futures and Forward Contracts Purchased	7,170,990	2.89

Futures and Forward Contracts Sold

Commodity	(4,658,098)	(1.88)
Equity	(2,394,560)	(0.97)
Foreign currency	(773,951)	(0.31)
Interest rate	(105,878)	(0.04)

Total Futures and Forward Contracts Sold	(7,932,487)	(3.20)

Unrealized Currency Loss	(270,098)	(0.11)

Net fair value	(1,031,595)	(0.42)

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

MANAGED FUTURES CHARTER GRAHAM L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2012	2011	2012	2011
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	19,098	3,183	52,895	95,295

EXPENSES
Placement agent fee	2,295,736	–	4,667,750	–
Brokerage fees (MS&Co.)	1,360,435	4,969,876	2,766,074	9,892,216
Management fees	1,360,435	1,849,257	2,766,074	3,680,826

Total Expenses	5,016,606	6,819,133	10,199,898	13,573,042

NET INVESTMENT LOSS	(4,997,508)	(6,815,950)	(10,147,003)	(13,477,747)

TRADING RESULTS
Trading profit (loss):
Net realized	(8,513,507)	(4,459,247)	4,101,268	(5,198,318)
Net change in unrealized	(1,478,096)	(6,714,983)	(6,203,675)	(10,723,166)

Total Trading Results	(9,991,603)	(11,174,230)	(2,102,407)	(15,921,484)

NET LOSS	(14,989,111)	(17,990,180)	(12,249,410)	(29,399,231)

NET LOSS ALLOCATION

Limited Partners	(14,814,338)	(17,805,871)	(12,104,404)	(29,101,168)
General Partner	(174,773)	(184,309)	(145,006)	(298,063)

NET LOSS PER UNIT *

Limited Partners	(1.26)	(1.36)	(1.05)	(2.25)
General Partner	(1.26)	(1.36)	(1.05)	(2.25)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	12,062,681.916	13,033,204.699	12,246,469.388	12,847,465.986

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2011	12,493,257.744	276,443,739	3,102,548	279,546,287

Subscriptions	492,077.804	11,125,530	–	11,125,530

Net Loss	–	(12,104,404)	(145,006)	(12,249,410)

Redemptions	(1,395,952.058)	(31,002,233)	(199,990)	(31,202,223)

Partners’ Capital,
June 30, 2012	11,589,383.490	244,462,632	2,757,552	247,220,184

Partners’ Capital,
December 31, 2010	12,523,668.457	357,913,170	3,688,624	361,601,794

Subscriptions	1,116,015.999	31,496,588	300,000	31,796,588

Net Loss	–	(29,101,168)	(298,063)	(29,399,231)

Redemptions	(547,181.786)	(15,522,250)	–	(15,522,250)

Partners’ Capital,
June 30, 2011	13,092,502.670	344,786,340	3,690,561	348,476,901

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Managed Futures Charter Graham L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011 (the “Form 10-K”).

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

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

MSSB is the principal subsidiary of MSSBH.  MS&Co. and MSIP are wholly-owned subsidiaries of Morgan Stanley.  Graham Capital Management, L.P. (“Graham” or the “Trading Advisor”) is the trading advisor to the Partnership and manages the assets of the Partnership pursuant to its K4D-15V Program, the Trading Advisor’s proprietary, trend-following trading program.  A description of the trading activities and focus of the Trading Advisor is included on page 26 under “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each a “Class” or collectively the “Classes”).  The Class of Units that a limited partner receives depends on aggregate subscription amount made by such limited partner in the Partnership.
  Class of Units                                   Aggregate Investment
A                                           Up to $4,999,999
D                                           $5,000,000 and above

As of June 30, 2012, all Units are considered Class A Units.  The General Partner may, in its discretion, offer additional Classes of Units.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three and six months ended June 30, 2012 and 2011 were as follows:

                           For the Three                                                     For the Six
                 Months Ended June 30,                                     Months Ended June 30,

	2012	2011	2012	2011
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 22.59	$ 27.98	$ 22.38	$ 28.87

Interest Income	– (3)	– (3)	– (3)	0.01
Expenses	(0.42)	(0.53)	(0.84)	(1.07)
Realized/Unrealized Loss (1)	(0.84)	(0.83) (4)	(0.21)	(1.19) (4)
Net Loss	(1.26)	(1.36)	(1.05)	(2.25)

Net asset value, June 30:	$ 21.33	$ 26.62	$ 21.33	$ 26.62

Ratios to average net assets:
Net Investment Loss (2)	(7.7)%	(7.6)%	(7.6)%	(7.5)%
Expenses before Incentive Fees (2)	7.7%	7.6%	7.6%	7.6%
Expenses after Incentive Fees (2)	7.7%	7.6%	7.6%	7.6%
Net Loss (2)	(23.0)%	(20.0)%	(9.1)%	(16.4)%
Total return before incentive fees	(5.6)%	(4.9)%	(4.7)%	(7.8)%
Total return after incentive fees	(5.6)%	(4.9)%	(4.7)%	(7.8)%

(1)	Realized/Unrealized Loss is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Units.

(4)
These amounts have been reclassified from the prior year financial statements to conform to the current year presentation.  Specifically, realized and unrealized income (loss) per Unit amounts were combined in the 2011 Financial Highlights presentation.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Related Party Transactions
The Partnership’s cash may be on deposit with MSSB, MS&Co., and/or MSIP in Futures Interests trading accounts to meet margin requirements as needed.  Monthly, MSSB credits the Partnership with interest income received from MSSB, MS&Co. and MSIP.  Such amount is based on 100% of its average daily funds held at MSSB, MS&Co. and MSIP to meet margin requirements at a rate approximately equivalent to what the commodity brokers pay or charge other similar customers on margin deposits.  In addition, MSSB credits the Partnership at each month end with interest income on 100% of the Partnership’s assets not deposited as margin at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB retains any interest earned in excess of the interest paid by MSSB to the Partnership.  For purposes of such interest payments, net assets do not include monies owed to the Partnership on forward contracts and other Futures Interests.  The Partnership pays a flat rate brokerage fee to MS&Co.  The Partnership pays MSSB ongoing compensation on a monthly basis equal to a percentage of the net asset value of a limited partner’s Unit as of the beginning of each month.  The applicable rate payable by each limited partner is determined by the Class of Units held by such limited partner.  The Partnership pays the Placement Agent the following percentage in accordance with the following schedule.
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

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

There was no change in total fees for existing limited partners as all Units outstanding at June 30, 2012 were Class A Units.

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

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as described in Note 5, Derivatives and
Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2012	(1,147,769)	116,174	(1,031,595)	Sep. 2016	Sep. 2012
Dec. 31, 2011	2,825,771	2,346,309	5,172,080	Mar. 2016	Mar. 2012

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

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, total cash held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $254,974,788 and $285,874,710 at June 30, 2012, and December 31, 2011, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  The primary terms are based on industry standard master agreements.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as of June 30, 2012 and December 31, 2011, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2012:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the six months (absolute quantity)
	$	$	$	$	$
Commodity	2,521,435	(41,475)	849,059	(5,507,157)	(2,178,138)	4,178
Equity	4,113,131	–	–	(2,394,560)	1,718,571	3,682
Foreign currency	948,064	(270,003)	212,318	(986,269)	(95,890)	20,960
Interest rate	1,217,114	(1,317,276)	6,808	(112,686)	(206,040)	13,697
Total	8,799,744	(1,628,754)	1,068,185	(9,000,672)	(761,497)

Unrealized currency loss					(270,098)
Total net unrealized loss on open contracts					(1,031,595)

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	460,330	(243,164)	2,195,043	(4,380,019)	(1,967,810)	3,139
Equity	1,099,211	(28,750)	26,530	(202,908)	894,083	2,372
Foreign currency	450,444	(341,345)	2,978,910	(594,982)	2,493,027	23,365
Interest rate	4,507,072	(69,188)	20,422	(359,322)	4,098,984	10,389
Total	6,517,057	(682,447)	5,220,905	(5,537,231)	5,518,284

Unrealized currency loss					(346,204)
Total net unrealized gain on open contracts					5,172,080

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2012 and 2011, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2012 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2012	Ended June 30, 2012
Type of Instrument	$	$

Commodity	(8,227,123)	(4,141,526)
Equity	(20,177,578)	839,773
Foreign currency	(5,205,353)	(11,393,871)
Interest rate	23,535,346	12,517,095
Unrealized currency gain	83,105	76,122
Total	(9,991,603)	(2,102,407)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2012:

	For the Three Months	For the Six Months
	Ended June 30, 2012	Ended June 30, 2012
Trading Results	$	$

Net realized	(8,513,507)	4,101,268
Net change in unrealized	(1,478,096)	(6,203,675)
Total Trading Results	(9,991,603)	(2,102,407)

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Type of Instrument	$	$

Commodity	(12,734,993)	(4,619,104)
Equity	(5,634,716)	(10,582,165)
Foreign currency	2,096,255	(2,836,128)
Interest rate	5,067,122	2,346,398
Unrealized currency gain (loss)	32,102	(230,485)
Total	(11,174,230)	(15,921,484)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011:

	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Trading Results	$	$

Net realized	(4,459,247)	(5,198,318)
Net change in unrealized	(6,714,983)	(10,723,166)
Total Trading Results	(11,174,230)	(15,921,484)

6.  Fair Value Measurements and Disclosures
Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the accounting principles generally accepted in the United States of America  (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”).  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

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

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	8,798,154	–	n/a	8,798,154
Forwards	–	1,069,775	n/a	1,069,775

Total Assets	8,798,154	1,069,775	n/a	9,867,929

Liabilities
Futures	9,675,825	–	n/a	9,675,825
Forwards	–	953,601	n/a	953,601

Total Liabilities	9,675,825	953,601	n/a	10,629,426

Unrealized currency loss				(270,098)

*Net fair value	(877,671)	116,174	n/a	(1,031,595)

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	8,457,018	–	n/a	8,457,018
Forwards	–	3,280,944	n/a	3,280,944

Total Assets	8,457,018	3,280,944	n/a	11,737,962

Liabilities
Futures	5,285,043	–	n/a	5,285,043
Forwards	–	934,635	n/a	934,635

Total Liabilities	5,285,043	934,635	n/a	6,219,678

Unrealized currency loss				(346,204)

*Net fair value	3,171,975	2,346,309	n/a	5,172,080

* This amount comprises the “Total net unrealized gain (loss) on open contracts” on the Statements of Financial Condition.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2012 to June 30, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

7.  Other Pronouncements
In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented.  The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

9.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2012 and December 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of June 30, 2012, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 26.00%; Currency 14.38%; Equity 23.73%; and Commodity 35.89%.

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

As of June 30, 2012, approximately 87.33% of the Partnership’s total investments are futures contracts which are exchange-traded while approximately 12.67% are forward contracts which are off-exchange traded.

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

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2012
The Partnership recorded total trading results including interest income totaling $(9,972,505) and expenses totaling $5,016,606, resulting in a net loss of $14,989,111 for the three months ended June 30, 2012.  The Partnership’s net asset value per Unit decreased from $22.59 at March 31, 2012 to $21.33 at June 30, 2012.

The most significant trading losses were incurred within the global stock index markets during April and May from long positions in U.S., European, and Pacific Rim equity index futures as prices declined amid an unexpected rise in the U.S. unemployment rate and weakening economic data from China and Europe. Within the energy sector, losses were recorded during April and May from long positions in RBOB (unleaded) gasoline, gas oil, and Brent crude futures as prices fell on signs that manufacturing is slowing in China and Europe, spurring concern fuel demand may decline. Additional energy losses were experienced in June from short positions in natural gas futures as prices advanced to the highest level since January on forecasts of above-normal temperatures across the U.S. Within the currency markets, losses were incurred during June from short positions in the euro and Swiss franc versus the U.S. dollar as the value of these European currencies increased against the U.S. dollar after European Union leaders eased terms on Spanish bank loans and moved towards resolving the region’s debt crisis. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global interest rate sector during April and May from long positions in European, U.S., and Australian fixed income futures as prices advanced after Standard & Poor’s cut Spain’s credit rating and Greece failed to form a unified government, adding to concern central banks and politicians are failing to contain the European debt crisis. Within the metals markets, gains were recorded during May from short positions in aluminum and zinc futures as prices fell on concern that Europe’s worsening debt crisis and a slowing U.S. recovery signal weaker demand for the metals. Meanwhile, short positions in silver and gold futures resulted in additional gains during May as prices declined amid a rise in the value of the U.S. dollar, which diminished demand for the precious metals. Additional gains were achieved within the agricultural complex during April from short positions in wheat futures as prices dropped after warm weather boosted crop expectations.

The Partnership recorded total trading results including interest income totaling $(2,049,512) and expenses totaling $10,199,898, resulting in a net loss of $12,249,410 for the six months ended June 30, 2012.  The Partnership’s net asset value per Unit decreased from $22.38 at December 31, 2011 to $21.33 at June 30, 2012.

The most significant trading losses were incurred within the currency markets during January from short positions in the British pound and Swiss franc versus the U.S. dollar as the value of these currencies reversed higher against the U.S. dollar. During March, long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar resulted in losses as the value of these commodity-linked currencies fell against the U.S. dollar after concern over earnings in China reduced demand for higher-yielding currency assets. Additional currency losses were recorded during June from short positions in the euro and Swiss franc versus the U.S. dollar as the value of these European currencies increased against the U.S. dollar after European Union leaders eased terms on Spanish bank loans and moved towards resolving the region’s debt crisis. Within the agricultural complex, losses were experienced during January from short positions in cocoa futures as prices advanced on concern supplies from the Ivory Coast, the world’s largest cocoa growing country, may weaken. Additional agricultural losses were incurred during May from long futures positions in the soybean complex as prices fell amid favorable growing conditions in the U.S. Within the metals markets, losses were experienced primarily during January from short positions in zinc, aluminum, and copper futures as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Meanwhile, losses were incurred within the global stock index markets during April and May from long positions in U.S., European, and Pacific Rim equity index futures as prices declined amid an unexpected rise in the U.S. unemployment rate and weakening economic data from China and Europe. Elsewhere, losses were recorded within the energy complex during April and May from long positions in RBOB (unleaded) gasoline, gas oil, and Brent crude futures as prices declined on signs that manufacturing is slowing in China and Europe, spurring concern fuel demand may decline. Additional energy losses were experienced in June from short positions in natural gas futures as prices advanced to the highest level since January on forecasts of above-normal temperatures across the U.S. A portion of the Partnership’s losses during the first half of the year was offset by gains achieved within the global interest rate sector during April and May from long positions in European, U.S., and Australian fixed income futures as prices advanced after Standard & Poor’s cut Spain’s credit rating and Greece failed to form a unified government, adding to concern central banks and politicians are failing to contain the European debt crisis.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of June 30, 2012 and December 31, 2011, and the highest, lowest and average values during the three months ended June 30, 2012 and for the twelve months ended December 31, 2011.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of June 30, 2012, the Partnership’s total capitalization was approximately $247 million.
                         June 30, 2012
Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$6,238,329	2.52%

Interest Rate	11,278,698	4.56%

Equity	10,294,232	4.16%

Commodity	15,569,794	6.30%

Total	$43,381,053	17.54%

                         Three Months Ended June 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	10,083,836	4,626,231	6,883,155
Interest Rate	17,584,033	10,890,124	13,816,282
Equity	16,498,906	8,787,105	12,504,969
Commodity	18,325,307	9,847,326	13,742,372
*Average of month-end VaR

As of December 31, 2011, the Partnership’s total capitalization was approximately $280 million.

                         December 31, 2011
Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$14,674,961	5.25%

Interest Rate	17,427,276	6.23%

Equity	11,744,133	4.20%

Commodity	18,504,511	6.62%

Total	$62,350,881	22.30%

                         Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	30,536,383	3,927,145	10,555,409
Interest Rate	17,693,704	2,776,605	5,662,832
Equity	20,093,626	1,659,106	5,304,603
Commodity	18,582,106	3,768,786	8,334,303
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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2012.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or concern new actions that have been filed since December 31, 2011:

The Company
Residential Mortgage and Credit Crisis Related Matters.
Class Actions.
On March 26, 2012, defendants filed a renewed motion to dismiss the complaint in In re Morgan Stanley ERISA Litigation.

On April 24, 2012, the court presiding in In re Morgan Stanley Pass-Through Certificate Litigation denied defendants’ motion for reconsideration of its denial-in-part of defendants’ motion to dismiss the second amended complaint. On July 16, 2012, the court denied defendants’ motion to dismiss the third amended complaint.

Other Litigation.
On February 29, 2012, U.S. Bank National Association, in its capacity as Trustee (“U.S. Bank”), filed a summons with notice on behalf of Morgan Stanley Mortgage Loan Trust 2006-4SL and Mortgage Pass-Through Certificates, Series 2006-4SL (together, the “Trust”) against the Company. The summons with notice is styled Morgan Stanley Mortgage Loan Trust 2006-4SL, et al. v. Morgan Stanley Mortgage Capital Inc. and is pending in New York Supreme Court, New York County. The notice asserts claims for breach of contract and alleges, among other things, that the loans in the Trust, which had an original principal balance of approximately $303 million, breached various representations and warranties. The notice seeks, among other relief, an order requiring the Company to comply with the loan breach remedy procedures in the transaction documents, unspecified damages, and interest.

On March 5, 2012, the plaintiff in The Charles Schwab Corp. v. BNP Paribas Securities Corp., et al. filed a second amended complaint. On April 10, 2012, the Company filed a demurrer to certain causes of action in the amended complaint.

On March 12, 2012, the court presiding in Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, the Company and other defendants filed a second motion to dismiss the amended complaints.

On March 9, 2012, in Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al., the United States District Court for the District of Massachusetts denied plaintiff’s motion to remand the case to state court.

On March 20, 2012, the Company filed answers to the complaints in both cases styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc., denying their allegations. On June 13, 2012, the Company removed Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan

Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. to the United States District Court for the Southern District of Texas. On June 21, 2012, the Company moved to transfer the action to the United States District Court for the Southern District of New York (the “SDNY”). On July 12, 2012, plaintiff moved to remand the action to Texas state court.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $757 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates.

On May 1, 2012, Asset Management Fund d/b/a AMF Funds and certain of its affiliated funds filed a summons with notice against the Company in the Supreme Court of the State of New York, styled Asset Management Fund d/b/a AMF Funds et al v. Morgan Stanley et al. The notice alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $122 million. The notice identifies causes of action against the Company for, among other things, common-law fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation. The notice identifies the relief sought to include, among other things, monetary damages, punitive damages and rescission.

On May 4, 2012, the court in Abu Dhabi Commercial Bank v. Morgan Stanley & Co. Inc., et al. granted the Company’s motion to dismiss claims against the Company for breach of fiduciary duty and negligence, and denied the Company’s motion to dismiss claims against the Company for negligent misrepresentation. On July 2, 2012, plaintiffs filed supplemental disclosures with the Court alleging that they are seeking approximately $811 million in compensatory damages. Plaintiffs are also seeking punitive damages.

On May 4, 2012, the court in King County, Washington, et al. v. IKB Deutsche Industriebank AG, et al., granted the Company’s motion to dismiss claims against the Company for breach of fiduciary duty and negligence, and denied the Company’s motion to dismiss claims against the Company for negligent misrepresentation.

On June 28, 2012, the court in Federal Home Loan Bank of Chicago v. Bank of America Securities LLC, et al. overruled defendants’ demurrer to plaintiff’s first amended complaint, which demurrer was limited to statute of limitations and statute of repose grounds.

On May 21, 2012, the Company filed a motion to dismiss the complaint in Western and Southern Life Insurance Company, et al. v, Morgan Stanley Mortgage Capital Inc., et al.

On July 13, 2012, the Company filed a motion to dismiss the complaint in Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. On May 11, 2012, plaintiff withdrew its motion to remand in that action as well as in Federal Housing Finance Agency as Conservator v. General Electric Company et al.

Other Matters.
On April 2, 2012, the Company entered into a Consent Order (“Order”) with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) relating to the servicing of residential mortgage loans. The terms of the Order are substantially similar and, in many respects, identical to the orders entered into with the Federal Reserve Board by other large U.S. financial institutions. The

Order, which is available on the Federal Reserve Board’s website, sets forth various allegations of improper conduct in servicing by Saxon, requires that the Company and its affiliates cease and desist such conduct, and requires that the Company, and its Board of Directors and affiliates, take various affirmative steps. The Order requires (i) the Company to engage an independent third-party consultant to conduct a review of certain foreclosure actions or proceedings that occurred or were pending between January 1, 2009 and December 31, 2010; (ii) the adoption of policies and procedures related to management of third parties used to outsource residential mortgage servicing, loss mitigation or foreclosure; (iii) a “validation report” from an independent third-party consultant regarding compliance with the Order for the first year; and (iv) submission of quarterly progress reports as to compliance with the Order by the Company’s Board of Directors. The Order also provides that the Company will be responsible for the payment of any civil money penalties or compensatory payments assessed by the Federal Reserve Board related to such alleged conduct, which penalties or payments have not yet been determined.

Commercial Mortgage Related Matter.
On January 25, 2011, the Company was named as a defendant in The Bank of New York Mellon Trust, National Association v. Morgan Stanley Mortgage Capital, Inc., a litigation pending in the SDNY. The suit, brought by a trustee of a series of commercial mortgage pass-through certificates, alleges that the Company breached certain representations and warranties with respect to an $81 million commercial mortgage loan that was originated and transferred to the trust by the Company. The complaint seeks, among other things, to have the Company repurchase the loan and pay additional monetary damages. On June 27, 2011, the court denied the Company’s motion to dismiss, but directed the filing of an amended complaint. On July 29, 2011, the Company filed its answer to the first amended complaint. Factual discovery concluded on June 18, 2012. The court has indicated that motions for summary judgment are due to be filed by September 21, 2012.

Shareholder Derivative Matter.
On March 22, 2012, the Appellate Division of the Supreme Court of the State of New York affirmed the dismissal of the complaint in Security, Police and Fire Professionals of America Retirement Fund, et al. v. John J. Mack et al.

China Matter.
As disclosed in February 2009, the Company uncovered actions initiated by an employee based in China in an overseas real estate subsidiary that appeared to have violated the Foreign Corrupt Practices Act. The Company terminated the employee, reported the activity to appropriate authorities and cooperated with the investigations by the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”). On April 25, 2012, the DOJ announced that the former employee had pled guilty to certain criminal charges, and the SEC announced that it had brought certain civil charges against the former employee, which have been settled. On the same day, the DOJ and SEC announced that they will not take any action against the Company in connection with this matter.

Item 1A.  RISK FACTORS
In addition to the risk factors previously referenced in the Form 10-K , the risk factors below may also apply to an investment in the Partnership.

Trading Swaps Creates Distinctive Risks.  Graham may trade in certain swaps.  Currently, swaps are not traded on exchanges and are not subject to the same type of government regulation as exchange markets.  As a result, many of the protections afforded to participants on organized exchanges and in a regulated environment are not available in connection with these transactions.  The swap markets are “principals’ markets,” in which performance with respect to a swap is the responsibility only of the counterparty to the contract, and not of any exchange or clearinghouse.  The Partnership is subject to the risk of the inability or refusal to perform with respect to swaps on the part of the counterparties, and until such time as these transactions are cleared or guaranteed by an exchange, the Partnership will be subject to the risk of counterparty default on its swaps.  In some swap transactions the counterparty may require the Partnership to deposit collateral to support the Partnership’s obligations under the swap agreement.  If the counterparty to such a swap defaults, the Partnership would lose the net amount of payments that the Partnership is contractually entitled to receive and could lose, in addition, any collateral deposits made with the counterparty.  There are no limitations on daily price movements in swaps.  Speculative position limits are not applicable to swaps.  Participants in the swap markets are not required to make continuous markets in the swaps they trade.

However, the regulation of swaps will be subject to substantial change under recently-enacted legislation and regulatory action.  These new requirements will alter the manner in which swaps will be traded.  Under the Dodd-Frank Act, many commodity swaps will be required to be cleared through clearing houses and executed on designated contract markets or swap execution facilities.  Security-based swaps will be subject to similar requirements as will apply to commodity swaps.  Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not.  These include margin, collateral and capital requirements, reporting obligations, for certain swaps, speculative position limits, and other regulatory requirements.  Swaps which are not offered for clearing by a clearing house will continue to be able to be traded bi-laterally.  Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraph.

Partnership Performance May Be Hindered by Increased Competition for Positions.  Assets in managed futures have grown from an estimated $300 million in 1980 to over $291 billion in 2011.  This increase has occurred primarily among trend-following advisors like Graham.  This has resulted in increased trading competition.  Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Partnership’s trading advisor to obtain the best prices for the Partnership.  Graham is required to use an allocation methodology that is fair to all customers.

You Will Not Have Access to the Partnership’s Positions and Must Rely on the General Partner to Monitor the Trading Advisor.  As a Limited Partner, you will not have access to the Partnership’s trade positions.  Consequently, you will not know whether the trading advisor is adhering to the Partnership’s trading policies and must rely on the ability of the General Partner to monitor trading and protect your investment.

Item 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of unregistered securities sold to the limited partners through June 30, 2012 was $77,441,826.  The Partnership received $325,000 in consideration from the sale of Units to the General Partner.

The following chart sets forth the purchases of Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable	Dollar Value) of
			Units Purchased as	Redeemable Units
	(a) Total Number	(b) Average	Part of Publicly	That May Yet Be
	of Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2012 – April 30, 2012	156,493.867	22.68	N/A	N/A
May 1, 2012 – May 31, 2012	290,985.931	22.40	N/A	N/A
June 1, 2012 – June 30, 2012	292,549.836	21.33	N/A	N/A

	740,029.634	22.04

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

Managed Futures Charter Graham L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 13, 2012	By:	/s/Damian George
Damian George
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.