Form 10-Q
period 2012-09-30
MANAGED FUTURES CHARTER GRAHAM L.P.
filed 2012-11-13
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012 or

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

MANAGED FUTURES CHARTER GRAHAM L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2012 and December 31, 2011	2

	Condensed Schedule of Investments as of September 30, 2012	3

	Condensed Schedule of Investments as of December 31, 2011	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012 and 2011	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2012 and 2011	6

	Notes to Financial Statements	7-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34-42

Item 4.	Controls and Procedures	42-43

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44-47

Item 1A.	Risk Factors	47-48

Item 2.	Unregistered Sales of Securities and Use of Proceeds	48-49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49-50

Item 6.	Exhibits	50-51

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES CHARTER GRAHAM L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS	$	$

Trading Equity:

Unrestricted cash	211,796,674	233,838,381
Restricted cash	39,836,933	49,210,558

Total cash	251,633,607	283,048,939

Net unrealized gain (loss) on open contracts (MS&Co.)	(8,745,107)	4,459,890
Net unrealized gain on open contracts (MSIP)	–	712,190

Total net unrealized gain (loss) on open contracts	(8,745,107)	5,172,080

Total Trading Equity	242,888,500	288,221,019

Interest receivable (MS&Co. & MSSB)	13,771	–

Total Assets	242,902,271	288,221,019

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	3,679,738	6,926,802
Accrued placement agent fees	716,081	799,278
Accrued brokerage fees (MS&Co.)	424,344	473,647
Accrued management fees	424,344	473,647
Interest payable (MS&Co. & MSSB)	–	1,358

Total Liabilities	5,244,507	8,674,732

Partners’ Capital:

Limited Partners (11,100,074.430 and 12,354,601.303 Units, respectively)	235,119,607	276,443,739
General Partner (119,837.441 and 138,656.441 Units, respectively)	2,538,157	3,102,548

Total Partners’ Capital	237,657,764	279,546,287

Total Liabilities and Partners’ Capital	242,902,271	288,221,019

NET ASSET VALUE PER UNIT	21.18	22.38

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2012 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(5,693,010)	(2.40)
Equity	(2,047,371)	(0.86)
Foreign currency	1,094,529	0.46
Interest rate	3,533,807	1.49

Total Futures and Forward Contracts Purchased	(3,112,045)	(1.31)

Futures and Forward Contracts Sold

Commodity	(2,283,698)	(0.96)
Equity	(41,129)	(0.02)
Foreign currency	(2,924,724)	(1.23)
Interest rate	(2,948)	–

Total Futures and Forward Contracts Sold	(5,252,499)	(2.21)

Unrealized Currency Loss	(380,563)	(0.16)

Net fair value	(8,745,107)	(3.68)

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

MANAGED FUTURES CHARTER GRAHAM L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2012	2011	2012	2011
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & MSSB)	45,105	7,166	98,000	102,461

EXPENSES
Placement agent fees	2,151,155	–	6,818,905	–
Brokerage fees (MS&Co.)	1,274,761	4,713,813	4,040,835	14,606,029
Management fees	1,274,761	1,753,977	4,040,835	5,434,803

Total Expenses	4,700,677	6,467,790	14,900,575	20,040,832

NET INVESTMENT LOSS	(4,655,572)	(6,460,624)	(14,802,575)	(19,938,371)

TRADING RESULTS
Trading profit (loss):
Net realized	10,933,535	(23,088,567)	15,034,803	(28,286,885)
Net change in unrealized	(7,713,512)	4,521,335	(13,917,187)	(6,201,831)

Total Trading Results	3,220,023	(18,567,232)	1,117,616	(34,488,716)

NET LOSS	(1,435,549)	(25,027,856)	(13,684,959)	(54,427,087)

NET LOSS ALLOCATION

Limited Partners	(1,416,157)	(24,762,617)	(13,520,561)	(53,863,785)
General Partner	(19,392)	(265,239)	(164,398)	(563,302)

NET LOSS PER UNIT *

Limited Partners	(0.15)	(1.92)	(1.20)	(4.17)
General Partner	(0.15)	(1.92)	(1.20)	(4.17)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	11,512,592.964	13,204,585.532	12,000,058.326	12,967,813.965

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2011	12,493,257.744	276,443,739	3,102,548	279,546,287

Subscriptions	582,889.713	13,137,285	–	13,137,285

Net Loss	–	(13,520,561)	(164,398)	(13,684,959)

Redemptions	(1,856,235.586)	(40,940,856)	(399,993)	(41,340,849)

Partners’ Capital,
September 30, 2012	11,219,911.871	235,119,607	2,538,157	237,657,764

Partners’ Capital,
December 31, 2010	12,523,668.457	357,913,170	3,688,624	361,601,794

Subscriptions	1,597,401.690	44,263,039	300,000	44,563,039

Net Loss	–	(53,863,785)	(563,302)	(54,427,087)

Redemptions	(1,113,091.117)	(30,392,782)	–	(30,392,782)

Partners’ Capital,
September 30, 2011	13,007,979.030	317,919,642	3,425,322	321,344,964

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

1.  Organization
Managed Futures Charter Graham L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, Financial Instruments).  Ceres Managed Futures LLC, a Delaware limited liability company, acts as a general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC  (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.
As of September 26, 2012, Morgan Stanley Smith Barney LLC (“MSSB”) is doing business as Morgan Stanley Wealth Management.  This entity, where the Partnership continues to maintain a cash account previously acted as a non-clearing commodity broker for the Partnership and currently acts as the placement

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

agent for the Partnership.  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).   MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”).   Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.  MS&Co. and MSIP are wholly-owned subsidiaries of Morgan Stanley.  Graham Capital Management, L.P. (“Graham” or the “Trading Advisor”) is the trading advisor to the Partnership and manages the assets of the Partnership pursuant to its K4D-15V Program, the Trading Advisor’s proprietary, trend-following trading program.  A description of the trading activities and focus of the Trading Advisor is included on page 26 under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each a “Class” or collectively the “Classes”).  The Class of Units that a limited partner receives depends on aggregate subscription amount made by such limited partner in the Partnership.
  Class of Units                                                      Aggregate Investment
A                                                  Up to $4,999,999
D                                                  $5,000,000 and above

As of September 30, 2012, all Units are considered Class A Units.  The General Partner may, in its discretion, offer additional Classes of Units.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three and nine months ended September 30, 2012 and 2011 were as follows:

                      For the Three Months                            For the Nine Months
                      Ended September 30,                                                        Ended September 30,

	2012	2011	2012	2011
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 21.33	$ 26.62	$ 22.38	$ 28.87

Interest Income	– (3)	– (3)	0.01	0.01
Expenses	(0.41)	(0.50)	(1.26)	(1.56)
Realized/Unrealized Income (Loss) (1)	0.26	(1.42)	0.05	(2.62)
Net Loss	(0.15)	(1.92)	(1.20)	(4.17)

Net asset value, September 30:	$ 21.18	$ 24.70	$ 21.18	$ 24.70

Ratios to average net assets:
Net Investment Loss (2)	(7.4)%	(7.6)%	(7.5)%	(7.6)%
Expenses before Incentive Fees (2)	7.4%	7.6%	7.6%	7.6%
Expenses after Incentive Fees (2)	7.4%	7.6%	7.6%	7.6%
Net Loss (2)	(2.3)%	(29.4)%	(6.9)%	(20.6)%
Total return before incentive fees	(0.7)%	(7.2)%	(5.4)%	(14.4)%
Total return after incentive fees	(0.7)%	(7.2)%	(5.4)%	(14.4)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Unit.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Related Party Transactions
The Partnership’s cash is deposit with MS&Co. in Futures Interests trading accounts to meet margin requirements as needed. Monthly, MS&Co. pays the Partnership interest income on 100% of the average daily  equity maintained in cash in the Partnership’s account during each months at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate.  For purposes of such interest payments, daily funds do not include monies due to the Partnership on or with respect to futures, forwards or options contracts that have not been received.  MS&Co. retains any interest earned in excess of the interest paid to the Partnership.  The Partnership pays a flat rate brokerage fee to MS&Co.  The Partnership pays MS&Co. ongoing compensation on a monthly basis equal to a percentage of the net asset value of a limited partner’s Unit as of the beginning of each month.  The applicable rate payable by each limited partner is determined by the Class of Units held by such limited partner.  The Partnership pays the Placement Agent the following percentage in accordance with the following schedule.

   Class of Units                      Annualized Rate (%)
A                                           3.375%
D                                             0.75%

Morgan Stanley Wealth Management pays a portion of the ongoing Placement Agent fees it received from the Partnership to the Morgan Stanley Financial Advisor or Private Wealth Advisor responsible for selling the Units to the limited partner.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

There was no change in total fees for existing limited partners as all Units outstanding at September 30, 2012 were Class A Units.

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2012	(6,894,485)	(1,850,622)	(8,745,107)	Dec. 2016	Dec. 2012
Dec. 31, 2011	2,825,771	2,346,309	5,172,080	Mar. 2016	Mar. 2012

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

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, total cash held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $244,739,122 and $285,874,710 at September 30, 2012, and December 31, 2011, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  The primary terms are based on industry standard master agreements.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2012 and December 31, 2011, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2012:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$
Commodity	832,884	(6,525,894)	180,854	(2,464,552)	(7,976,708)	3,931
Equity	287,039	(2,334,410)	3,303	(44,432)	(2,088,500)	3,545
Foreign currency	1,216,872	(122,343)	70,637	(2,995,361)	(1,830,195)	17,951
Interest rate	3,553,720	(19,913)	1,329	(4,277)	3,530,859	13,587
Total	5,890,515	(9,002,560)	256,123	(5,508,622)	(8,364,544)

Unrealized currency loss					(380,563)
Total net unrealized loss on open contracts					(8,745,107)

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	460,330	(243,164)	2,195,043	(4,380,019)	(1,967,810)	3,139
Equity	1,099,211	(28,750)	26,530	(202,908)	894,083	2,372
Foreign currency	450,444	(341,345)	2,978,910	(594,982)	2,493,027	23,365
Interest rate	4,507,072	(69,188)	20,422	(359,322)	4,098,984	10,389
Total	6,517,057	(682,447)	5,220,905	(5,537,231)	5,518,284

Unrealized currency loss					(346,204)
Total net unrealized gain on open contracts					5,172,080

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2012 and 2011, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Type of Instrument	$	$

Commodity	(6,763,652)	(10,905,178)
Equity	6,938,899	7,778,672
Foreign currency	(1,877,569)	(13,271,440)
Interest rate	5,032,809	17,549,904
Unrealized currency loss	(110,464)	(34,342)
Total	3,220,023	1,117,616

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012:

	For the Three Months	For the Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Trading Results	$	$

Net realized	10,933,535	15,034,803
Net change in unrealized	(7,713,512)	(13,917,187)
Total Trading Results	3,220,023	1,117,616

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Type of Instrument	$	$

Commodity	(573,114)	(5,192,218)
Equity	(18,948,096)	(29,530,261)
Foreign currency	(11,596,080)	(14,432,209)
Interest rate	12,523,762	14,870,161
Unrealized currency gain (loss)	26,296	(204,189)
Total	(18,567,232)	(34,488,716)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011:

	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Trading Results	$	$

Net realized	(23,088,567)	(28,286,885)
Net change in unrealized	4,521,335	(6,201,831)
Total Trading Results	(18,567,232)	(34,488,716)

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

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	4,977,088	–	n/a	4,977,088
Forwards	–	1,169,550	n/a	1,169,550

Total Assets	4,977,088	1,169,550	n/a	6,146,638

Liabilities
Futures	11,491,010	–	n/a	11,491,010
Forwards	–	3,020,172	n/a	3,020,172

Total Liabilities	11,491,010	3,020,172	n/a	14,511,182

Unrealized currency loss				(380,563)

* Net fair value	(6,513,922)	(1,850,622)	n/a	(8,745,107)

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	8,457,018	–	n/a	8,457,018
Forwards	–	3,280,944	n/a	3,280,944

Total Assets	8,457,018	3,280,944	n/a	11,737,962

Liabilities
Futures	5,285,043	–	n/a	5,285,043
Forwards	–	934,635	n/a	934,635

Total Liabilities	5,285,043	934,635	n/a	6,219,678

Unrealized currency loss				(346,204)

* Net fair value	3,171,975	2,346,309	n/a	5,172,080

* This amount comprises the “Total net unrealized gain (loss) on open contracts” on the Statements of Financial Condition.

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2012 to September 30, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

MANAGED FUTURES CHARTER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements.  In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company be required to consolidate another investment company if it holds a controlling financial interest in the entity.  In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance.  The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2012 and December 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2012, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 30.08%; Currency 14.22%; Equity 32.43%; and Commodity 23.27%.

Liquidity.  The Partnership deposits its assets with MS&Co. and MSIP as clearing commodity brokers in separate futures, forward and options trading accounts established for the Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of September 30, 2012, approximately 87.59% of the Partnership’s total investments are futures contracts which are exchange-traded while approximately 12.41% are forward contracts which are off-exchange traded.

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

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2012
The Partnership recorded total trading results including interest income totaling $3,265,128 and expenses totaling $4,700,677 resulting in a net loss of $1,435,549 for the three months ended September 30, 2012.  The Partnership’s net asset value per Unit decreased from $21.33 at June 30, 2012 to $21.18 at September 30, 2012.

The most significant trading losses were incurred within the metals complex during September from short futures positions in copper, aluminum, and zinc as prices moved higher amid signs of increased infrastructure spending by the Chinese government. Within the currency markets, losses were recorded during August and September from short positions in the euro and Swiss franc versus the U.S. dollar as the value of these European currencies rose against the U.S. dollar amid optimism the European Central Bank will win support from policy makers to take steps to ease the euro-area’s debt crisis. Within the energy sector, losses were experienced during July from short futures positions in crude oil and its related products as prices advanced on concern that instability in the Middle East will disrupt energy supplies. A portion of the Partnership’s losses during the third quarter was offset by gains achieved within the global stock index markets during August and September from long positions in U.S. and European equity index futures as prices moved higher on better-than-expected reports of U.S. corporate earnings and after the U.S. Federal Reserve’s plan to buy mortgage securities fueled demand for “riskier” assets. Within the global interest rate sector, gains were experienced during July from long positions in European and U.S. fixed income futures as prices advanced on concern the global economic recovery is slowing. Gains were also recorded within the agricultural complex during July from long futures positions in the soybean complex, wheat, and corn after prices rose as a heat wave and drought in the U.S. Midwest threatened to limit output.

The Partnership recorded total trading results including interest income totaling $1,215,616 and expenses totaling $14,900,575, resulting in a net loss of $13,684,959 for the nine months ended September 30, 2012.  The Partnership’s net asset value per Unit decreased from $22.38 at December 31, 2011 to $21.18 at September 30, 2012.

The most significant trading losses were incurred within the currency markets during June from short positions in the euro and Swiss franc versus the U.S. dollar as the value of these European currencies increased against the U.S. dollar after European Union leaders eased terms on Spanish bank loans and moved towards resolving the region’s debt crisis. Additional currency losses were recorded during August and September from short positions in the euro and Swiss franc versus the U.S. dollar as the value of these European currencies resumed their climb higher against the U.S. dollar amid optimism the European Central Bank will win support from policy makers to take steps to ease the euro-area’s debt crisis. Within the metals markets, losses were experienced primarily during January from short positions in zinc, aluminum, and copper futures as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. During September, short futures positions in copper, aluminum, and zinc resulted in further losses as prices moved higher amid signs of increased infrastructure spending by the Chinese government. Elsewhere, losses were recorded within the energy complex during April and May from long positions in RBOB (unleaded) gasoline, gas oil, and Brent crude futures as prices declined on signs manufacturing is slowing in China and Europe. Additional energy losses were experienced in June from short positions in natural gas futures as prices advanced to the highest level since January on forecasts of above-normal temperatures across the U.S. Within the agricultural complex, losses were experienced during September from long futures positions in the soybean complex and corn as prices fell on speculation favorable weather in August limited crop damage caused by the severe drought in June and July in the U.S. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the global interest rate sector during April and May from long positions in European, U.S., and Australian fixed income futures as prices advanced after Greece failed to form a unified government, adding to concern central banks and politicians are failing to contain the European debt crisis. During July, long positions in European and U.S. fixed income futures resulted in gains as prices advanced on concern the global economic recovery is slowing. Within the global stock index markets, gains were experienced during the first quarter from long positions in U.S., European, and Japanese equity index futures as prices were buoyed by better-than-expected economic reports in these regions. Additional gains were recorded during August and September from long positions in U.S. and European equity index futures as prices moved higher on better-than-expected reports of U.S. corporate earnings.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2012 and December 31, 2011, and the highest, lowest and average values during the three months ended September 30, 2012 and for the twelve months ended December 31, 2011.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2012, the Partnership’s total capitalization was approximately $238 million.

                               September 30, 2012
Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$6,167,695	2.60%

Interest Rate	13,043,604	5.49%

Equity	14,067,096	5.92%

Commodity	10,092,146	4.25%

Total	$43,370,541	18.26%

                                  Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	9,893,131	4,985,683	7,392,693
Interest Rate	15,602,438	10,470,226	13,346,308
Equity	15,685,986	9,518,844	12,946,582
Commodity	17,468,366	10,092,146	13,853,024
*Average of month-end VaR

As of December 31, 2011, the Partnership’s total capitalization was approximately $280 million.

                               December 31, 2011
Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$14,674,961	5.25%

Interest Rate	17,427,276	6.23%

Equity	11,744,133	4.20%

Commodity	18,504,511	6.62%

Total	$62,350,881	22.30%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	30,536,383	3,927,145	10,555,409
Interest Rate	17,693,704	2,776,605	5,662,832
Equity	20,093,626	1,659,106	5,304,603
Commodity	18,582,106	3,768,786	8,334,303
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

Item 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2012.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, those described in the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 (the “Second Quarter Form 10-Q”), and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or the Second Quarter Form 10-Q or concern new actions that have been filed since the Second Quarter Form 10-Q:

The Company
Residential Mortgage and Credit Crisis Related Matters.
Class Actions.
On September 12, 2012, the Company filed its answer to the third amended complaint in In re Morgan Stanley Pass-Through Certificates Litigation. On September 20, 2012, the plaintiffs filed a motion seeking to expand the offerings at issue in the litigation, relying on recent precedent from the United States Court of Appeals for the Second Circuit (“Second Circuit”). Defendants have opposed the motion. If the motion is granted, plaintiffs will be purporting to represent investors who purchased approximately $7.82 billion in mortgage pass through certificates issued in 2006 by thirteen trusts.

Other Litigation.
On August 17, 2012, the court in Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. granted the Company’s motion for summary judgment with respect to the plaintiffs’ fraud claim, denied the Company’s motion for summary judgment with respect to the plaintiffs’ aiding and abetting fraud claim, and ordered plaintiffs to show cause why the negligent misrepresentation claim should not be dismissed. The court dismissed all or part of the claims of three of the fifteen plaintiffs based on lack of standing or reliance and plaintiffs have moved for reconsideration of the dismissal. On September 17, 2012, plaintiffs filed expert reports with the court alleging that they are seeking $713 million in compensatory damages on behalf of all fifteen plaintiffs. On October 5, 2012, the court ruled that plaintiffs sufficiently showed cause as to why the negligent misrepresentation claim against the Company should not be dismissed.

On October 2, 2012, the court in Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. denied, in substantial part, defendants’ motion to dismiss plaintiff’s amended complaints.

On October 11, 2012, defendants filed motions to dismiss the amended complaint in Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in Part II, Item 1A, Risk Factors in the Partnership’s Report on Form 10-Q for the quarter ended June 30, 2012 other than as set forth below.

Speculative position and trading limits may reduce profitability.
The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures.  The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits.  Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

In October 2011, the CFTC adopted new rules governing position limits.  In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration.  It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling.  The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of unregistered securities sold to the limited partners through September 30, 2012 was $79,453,581.  The Partnership received $325,000 in consideration from the sale of Units to the General Partner.

The following chart sets forth the purchases of Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable	Dollar Value) of
			Units Purchased as	Redeemable Units
	(a) Total Number	(b) Average	Part of Publicly	That May Yet Be
	of Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2012 – July 31, 2012	126,885.820	22.78	N/A	N/A
August 1, 2012 – August 31, 2012	159,661.270	22.35	N/A	N/A
September 1, 2012 – September 30, 2012	173,736.438	21.18	N/A	N/A
	460,283.528	22.03

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

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION
The registrant does not have a board of directors.  The registrant’s general partner, Ceres Managed Futures LLC, is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George will be appointed a director of Ceres.

Damian George, age 45, has been a Director of the General Partner since November 2012.  Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association.  Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group.  Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney.  From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group.  From November 2004 through July 2009, Mr. George was registered as an associated person of Citigroup Global Markets Inc.  Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of
Business Administration degree in International Finance in February 1998 from Fordham University.  Mr. George is a Certified Public Accountant.

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

-  51 -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Charter Graham L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 13, 2012	By:	/s/Damian George
Damian George
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.