Form 10-Q
period 2013-03-31
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2013-05-13
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission file number: 000-25603

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

As of March 31, 2013, 9,695,416.744 Limited Partnership Redeemable Units were outstanding.

MANAGED FUTURES PREMIER GRAHAM L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2013 and December 31, 2012	2

	Condensed Schedule of Investments as of March 31, 2013	3

	Condensed Schedule of Investments as of December 31, 2012	4

	Statements of Income and Expenses for the Quarters Ended March 31, 2013 and 2012	5

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2013 and 2012	6

	Notes to Financial Statements	7-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34-41

Item 4.	Controls and Procedures	41-42

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43-52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Securities and Use of Proceeds	52-53

Item 4.	Mine Safety Disclosures	53

Item 6.	Exhibits	53-54

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES PREMIER GRAHAM L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS	$	$

Trading Equity:

Unrestricted cash	170,722,581	179,658,788
Restricted cash	40,521,901	29,732,655

Total cash	211,244,482	209,391,443

Net unrealized gain on open contracts (MS&Co.)	5,809,300	4,254,515

Total Trading Equity	217,053,782	213,645,958

Interest receivable (MS&Co.)	12,697	6,331

Total Assets	217,066,479	213,652,289

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	3,139,600	6,066,814
Accrued placement agent fees	582,677	582,310
Accrued brokerage fees (MS&Co.)	345,290	345,073
Accrued management fees	345,290	345,073

Total Liabilities	4,412,857	7,339,270

Partners’ Capital:

Limited Partners (9,695,416.744 and 10,270,907.385 Units, respectively)	210,056,745	203,933,047
General Partner (119,837.441 and 119,837.441Units, respectively)	2,596,877	2,379,972

Total Partners’ Capital	212,653,622	206,313,019

Total Liabilities and Partners’ Capital	217,066,479	213,652,289

NET ASSET VALUE PER UNIT	21.67	19.86

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2013 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(1,173,938)	(0.55)
Equity	2,116,223	0.99
Foreign currency	14,564	0.01
Interest rate	4,395,613	2.07

Total Futures and Forward Contracts Purchased	5,352,462	2.52

Futures and Forward Contracts Sold

Commodity	2,881,385	1.36
Equity	2,791	– (1)
Foreign currency	(2,037,861)	(0.96)
Interest rate	(182,610)	(0.09)

Total Futures and Forward Contracts Sold	663,705	0.31

Unrealized Currency Loss	(206,867)	(0.10)

Net fair value	5,809,300	2.73

(1)  Amounts less than 0.005%.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2012

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	610,834	0.30
Equity	4,266,356	2.07
Foreign currency	(257,699)	(0.13)
Interest rate	526,806	0.25

Total Futures and Forward Contracts Purchased	5,146,297	2.49

Futures and Forward Contracts Sold

Commodity	(1,724,776)	(0.84)
Equity	(173,208)	(0.08)
Foreign currency	1,501,352	0.73
Interest rate	(325)	– (1)

Total Futures and Forward Contracts Sold	(396,957)	(0.19)

Unrealized Currency Loss	(494,825)	(0.24)

Net fair value	4,254,515	2.06

(1)  Amounts less than 0.005%.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2013	2012
	$	$
INVESTMENT INCOME
Interest income (MS&Co. & Morgan Stanley Wealth Management)	34,480	33,797

EXPENSES
Placement agent fees	1,738,467	2,372,014
Brokerage fees (MS&Co.)	1,030,203	1,405,639
Management fees	1,030,203	1,405,639

Total Expenses	3,798,873	5,183,292

NET INVESTMENT LOSS	(3,764,393)	(5,149,495)

TRADING RESULTS
Trading profit (loss):
Net realized	20,489,211	12,614,775
Net change in unrealized	1,554,785	(4,725,579)

Total Trading Results	22,043,996	7,889,196

NET INCOME	18,279,603	2,739,701

NET INCOME ALLOCATION

Limited Partners	18,062,698	2,709,934
General Partner	216,905	29,767

NET INCOME PER UNIT *

Limited Partners	1.81	0.21
General Partner	1.81	0.21

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	10,182,506.908	12,430,256.860

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2013 and 2012
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2012	10,390,744.826	203,933,047	2,379,972	206,313,019

Subscriptions	71,025.932	1,436,298	–	1,436,298

Net Income	–	18,062,698	216,905	18,279,603

Redemptions	(646,516.573)	(13,375,298)	–	(13,375,298)

Partners’ Capital,
March 31, 2013	9,815,254.185	210,056,745	2,596,877	212,653,622

Partners’ Capital,
December 31, 2011	12,493,257.744	276,443,739	3,102,548	279,546,287

Subscriptions	225,707.114	5,118,715	–	5,118,715

Net Income	–	2,709,934	29,767	2,739,701

Redemptions	(655,922.424)	(14,894,769)	–	(14,894,769)

Partners’ Capital,
March 31, 2012	12,063,042.434	269,377,619	3,132,315	272,509,934

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Managed Futures Premier Graham L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”).

1.  Organization
Managed Futures Premier Graham L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments).  Ceres Managed Futures LLC, a Delaware limited liability company, acts as a general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC  (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. (“Citigroup”).  Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup’s remaining interest in MSSBH.  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”).  This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing commodity broker for the Partnership, and

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

currently acts as the placement agent (the “Placement Agent”) for the Partnership.  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).   MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”).   Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.  MS&Co. and MSIP are wholly-owned subsidiaries of Morgan Stanley.  Graham Capital Management, L.P. (“Graham” or the “Trading Advisor”) is the trading advisor to the Partnership and manages the assets of the Partnership pursuant to its K4D-15V Program, the Trading Advisor’s proprietary, trend-following trading program.  A description of the trading activities and focus of the Trading Advisor is included on page 29 under Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each a “Class” or collectively the “Classes”).  The Class of Units that a limited partner receives depends on aggregate subscription amount made by such limited partner in the Partnership.

  Class of Units                                   Aggregate Investment
A                                           Up to $4,999,999
D                                           $5,000,000 and above

As of March 31, 2013, all Units are considered Class A Units.  The General Partner may, in its discretion, offer additional Classes of Units.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the quarters ended March 31, 2013 and 2012 were as follows:
                                                                    For the Quarters Ended March 31,

	2013	2012
Per Unit operating performance:
Net asset value, January 1:	$ 19.86	$ 22.38

Interest Income	– (3)	– (3)
Expenses	(0.38)	(0.42)
Realized/Unrealized Income (1)	2.19	0.63
Net Income	1.81	0.21

Net asset value, March 31:	$ 21.67	$ 22.59

Ratios to average net assets:
Net Investment Loss (2)	(7.4)%	(7.5)%
Expenses before Incentive Fees (2)	7.4%	7.5%
Expenses after Incentive Fees (2)	7.4%	7.5%
Net Income (2)	35.7%	4.0%
Total return before incentive fees	9.1%	0.9%
Total return after incentive fees	9.1%	0.9%

(1)	Realized/Unrealized Income is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Unit.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Related Party Transactions
The Partnership’s cash is on deposit in commodity brokerage accounts with Morgan Stanley. Monthly, MS&Co. credits the Partnership with interest income on 100% of the average daily  equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate.  MS&Co. retains any interest earned in excess of the interest paid by MS&Co. to the Partnership.  For purposes of these interest credits, net assets do not include monies due to the Partnership on Futures Interests that have not been received.  The Partnership pays a flat rate brokerage fee to Morgan Stanley Wealth Management.  The Partnership pays the Placement Agent ongoing compensation on a monthly basis equal to a percentage of the net asset value of a limited partner’s Unit as of the beginning of each month.  The applicable rate payable by each limited partner is determined by the Class of Units held by such limited partner.  The Partnership pays the Placement Agent the following percentage in accordance with the following schedule.

   Class of Units                                 Annualized Rate (%)
A                                           3.375%
D                                           0.75%

The Placement Agent pays a portion of the ongoing Placement Agent fees it received from the Partnership to the Morgan Stanley Financial Advisor or Private Wealth Advisor responsible for selling the Units to the limited partner.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

There was no change in total fees for existing limited partners as all Units outstanding at March 31, 2013, were Class A Units.

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

MANAGED FUTURES PREMIER GRAHAM L.P.
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

The Partnership’s contracts are accounted for on a trade-date basis.  The Partnership accounts for its derivative investments as described in Note 5. Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	a) One or more “underlyings” and b) one or more “notional amounts” or payment provisions or both;
2)
Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors; and

3)	Terms that require or permit net settlement.

MANAGED FUTURES PREMIER GRAHAM L.P.
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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Mar. 31, 2013	8,047,495	(2,238,195)	5,809,300	Jun. 2017	Jun. 2013
Dec. 31, 2012	3,098,093	1,156,422	4,254,515	Mar. 2017	Mar. 2013

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract.  The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gains (losses) amounts reflected in the Partnership’s Statements of Financial Condition.  The net unrealized gains (losses) on open contracts are further disclosed gross by type of contract and corresponding fair value level in Note 6. Fair Value Measurements and Disclosures.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with

MANAGED FUTURES PREMIE GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, total cash held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which in the aggregate, totaled $219,291,977 and $212,489,536 at March 31, 2013, and December 31, 2012, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. for the benefit of MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  The primary terms are based on industry standard master agreements.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

MANAGED FUTURES PREMIER GRAHAM L.P.
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

MANAGED FUTURES PREMIER GRAHAM L.P.
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

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”.  ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of accounting principles generally accepted in the United States of America

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(“U.S. GAAP”) and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The new guidance did not have a significant impact on the Partnership’s financial statements.

The following tables summarize the valuation of the Partnership’s investments as of March 31, 2013 and December 31, 2012, respectively.

Offsetting of Derivative Assets and Liabilities as of March 31, 2013:
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	9,575,938	(4,064,355)	5,511,583
Forwards	254,038	(413,159)	(159,121)

Total Assets	9,829,976	(4,477,514)	5,352,462

Liabilities
Futures	3,262,962	(520,183)	2,742,779
Forwards	202,632	(2,281,706)	(2,079,074)

Total Liabilities	3,465,594	(2,801,889)	663,705

Unrealized currency loss			(206,867)

Total net unrealized gain on
open contracts			5,809,300

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of December 31, 2012:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	7,418,402	(1,965,998)	5,452,404
Forwards	1,170,151	(1,476,258)	(306,107)

Total Assets	8,588,553	(3,442,256)	5,146,297

Liabilities
Futures	1,006,078	(2,865,564)	(1,859,486)
Forwards	1,512,372	(49,843)	1,462,529

Total Liabilities	2,518,450	(2,915,407)	(396,957)

Unrealized currency loss			(494,825)

Total net unrealized gain on
open contracts			4,254,515

The Effect of Trading Activities on the Statements of Financial Condition as of March 31, 2013:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average Number of Contracts Outstanding for the Three Months(Absolute Quantity)
	$	$	$	$	$
Commodity	585,886	(1,759,824)	3,178,349	(296,964)	1,707,447	2,994
Equity	4,273,374	(2,157,151)	2,811	(20)	2,119,014	3,615
Foreign currency	427,730	(413,166)	284,282	(2,322,143)	(2,023,297)	9,861
Interest rate	4,542,986	(147,373)	152	(182,762)	4,213,003	11,005
Total	9,829,976	(4,477,514)	3,465,594	(2,801,889)	6,016,167

Unrealized currency loss					(206,867)
Total net unrealized gain on open contracts					5,809,300

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2012:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average Number of Contracts Outstanding for the Year (Absolute Quantity)
	$	$	$	$	$
Commodity	802,059	(191,225)	966,315	(2,691,091)	(1,113,942)	3,749
Equity	5,120,882	(854,526)	–	(173,208)	4,093,148	3,326
Foreign currency	1,218,559	(1,476,258)	1,552,135	(50,783)	1,243,653	16,674
Interest rate	1,447,053	(920,247)	–	(325)	526,481	12,900
Total	8,588,553	(3,442,256)	2,518,450	(2,915,407)	4,749,340

Unrealized currency loss					(494,825)
Total net unrealized gain on open contracts					4,254,515

The following tables summarize the net trading results of the Partnership for the quarters ended March 31, 2013 and 2012, respectively.
The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2013 included in Total Trading Results:

Type of Instrument	$

Commodity	(3,574,241)
Equity	21,227,355
Foreign currency	2,229,811
Interest rate	1,873,113
Unrealized currency gain	287,958
Total	22,043,996

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2013:
Trading Results	$

Net realized	20,489,211
Net change in unrealized	1,554,785
Total Trading Results	22,043,996

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2012 included in Total Trading Results:

Type of Instrument	$

Commodity	4,085,597
Equity	21,017,351
Foreign currency	(6,188,518)
Interest rate	(11,018,251)
Unrealized currency loss	(6,983)
Total	7,889,196

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2012:
Trading Results	$

Net realized	12,614,775
Net change in unrealized	(4,725,579)
Total Trading Results	7,889,196

6.  Fair Value Measurements and Disclosures
Effective January 1, 2012, the Partnership adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the U.S. GAAP and IFRS.”  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

On October 1, 2012, the FASB issued ASU 2012-04 “Technical Corrections and Improvements”, which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. The ASU also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of  cash flows.  Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a significant impact on the Partnership’s financial statements.

Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates and credit risk); and Level 3 -

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	12,838,900	–	n/a	12,838,900
Forwards	–	456,670	n/a	456,670

Total Assets	12,838,900	456,670	n/a	13,295,570

Liabilities
Futures	4,584,538	–	n/a	4,584,538
Forwards	–	2,694,865	n/a	2,694,865

Total Liabilities	4,584,538	2,694,865	n/a	7,279,403

Unrealized currency loss				(206,867)

*Net fair value	8,254,362	(2,238,195)	n/a	5,809,300

December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	8,424,480	–	n/a	8,424,480
Forwards	–	2,682,523	n/a	2,682,523
Total Assets	8,424,480	2,682,523	n/a	11,107,003

Liabilities
Futures	4,831,562	–	n/a	4,831,562
Forwards	–	1,526,101	n/a	1,526,101
Total Liabilities	4,831,562	1,526,101	n/a	6,357,663

Unrealized currency loss				(494,825)

*Net fair value	3,592,918	1,156,422	n/a	4,254,515

* This amount comprises the “Net unrealized gain on open contracts” on the Statements of Financial Condition.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2013 to March 31, 2013, and the twelve months ended December 31, 2012,  there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

MANAGED FUTURES PREMIER GRAHAM L.P.
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

9.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues and expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2013 and December 31, 2012.  If applicable, the Partnership recognizes interest accrued related to unrecognized

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of March 31, 2013, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 25.96%; Currency 13.97%; Equity 37.89%; and Commodity 22.18%.

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

As of March 31, 2013, approximately 87.84% of the Partnership’s total investment  exposure is futures contracts which are exchange-traded while approximately 12.16% is forward contracts which are off-exchange traded.

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

The following presents a summary of the Partnership’s operations for the quarters ended March 31, 2013 and 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 26 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized” trading profit (loss) for open contracts, and recorded as “Net realized” trading profit (loss) when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2013
The Partnership recorded total trading results including interest income totaling $22,078,476 and expenses totaling $3,798,873 resulting in net income of $18,279,603 for the quarter ended March 31, 2013.  The Partnership’s net asset value per Unit increased from $19.86 at December 31, 2012 to $21.67 at March 31, 2013.

During the first quarter, the Partnership posted a gain in Net Asset Value per Unit as profits in stock indices, currencies, interest rates, metals, and agriculturals offset losses in energies. The most significant gains were recorded within the global stock index markets during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Additional gains were experienced during March from long positions in U.S. and Asian equity index futures as prices advanced after U.S. jobless claims unexpectedly dropped and amid speculation the Bank of Japan would announce further stimulus. Within the currency markets, gains were achieved primarily during January from short positions in the Japanese yen versus the U.S. dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further. Gains were also achieved within the global interest rate sector during February from long positions in European and U.S. fixed income futures as prices rose on uncertainty about political stability in Europe due to a stalemate in the Italian elections. Within the metals markets, gains were experienced during February from short positions in gold and silver futures as prices declined after signs of U.S. economy improvement eroded demand for precious metals as a store of value. Within the agricultural complex, gains were recorded during February from short positions in wheat futures as prices traded near the lowest level in almost eight months after snowfall in the U.S. Great Plains eased drought concerns.

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy sector, primarily during February, from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and as manufacturing expanded less than forecast in China and contracted in Europe.

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

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global interest rate sector in February and March from long positions in U.S., European, and Australian fixed-income futures. During February, prices fell amid optimism that Greece would receive a second bailout, thereby diminishing demand for the relative “safety” of government bonds. Meanwhile, prices fell further during March after the U.S. Federal Reserve upwardly revised the U.S. economic outlook. Within the metals markets, losses were recorded primarily in January from short positions in zinc, aluminum, and copper futures as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Losses were experienced within the currency markets during January from short positions in the British pound and Swiss franc versus the U.S. dollar as the value of these currencies reversed higher against the U.S. dollar. During March, long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar resulted in losses as the value of these commodity-linked currencies fell against the U.S. dollar after concern over earnings in China reduced demand for higher-yielding currency assets. Additional losses were incurred within the agricultural complex, primarily during January, from short positions in cocoa futures as prices advanced on concern supplies from the Ivory Coast, the world’s largest cocoa growing country, may weaken.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended March 31, 2013 and for the twelve months ended December 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of March 31, 2013, the Partnership’s total capitalization was approximately $213 million.

                                        March 31, 2013
Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$6,079,548	2.86%

Interest Rate	11,294,158	5.31%

Equity	16,486,150	7.75%

Commodity	9,647,023	4.54%

Total	$43,506,879	20.46%

                                        Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	10,818,786	5,843,899	8,379,809
Interest Rate	11,303,760	6,390,288	7,714,108
Equity	18,133,300	11,649,325	14,194,415
Commodity	11,276,563	5,754,772	8,602,349
*Average of month-end VaR

As of December 31, 2012, the Partnership’s total capitalization was approximately $206 million.
                                     December 31, 2012
Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$10,564,799	5.12%

Interest Rate	8,051,448	3.90%

Equity	12,485,576	6.05%

Commodity	8,755,653	4.24%

Total	$39,857,476	19.31%

                                  Twelve Months Ended December 31, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	16,754,949	4,626,231	8,541,689
Interest Rate	20,879,321	8,051,448	13,597,966
Equity	22,573,887	8,677,413	13,857,648
Commodity	18,966,451	7,155,185	13,243,437
*Average of month-end VaR.

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range ofn varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to the following:
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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2013.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for fiscal years 2012, 2011, 2010, 2009, and 2008.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or concern new actions that have been filed since the Form 10-K:

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff's purchase of such certificates.  On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants' demurrers with respect to claims brought under the Securities Act, and overruled defendants' demurrers with respect to all other claims. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $356 million, and the certificates had incurred actual losses of approximately $1.7 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $356 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff's affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff's affiliates' clients by the Company in the two matters was approximately $344 million. The complaints raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff's purchase of such certificates.  On October 14, 2011, plaintiffs filed an amended complaint in each action. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants' motion to dismiss with respect to plaintiff's standing to bring suit. Defendants sought interlocutory appeal from that decision on

April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the as yet undetermined unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB's obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company's motion to dismiss the complaint and on March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court's decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million.  The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff's purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. On May 27, 2011, defendants filed a motion to dismiss the amended complaint, which motion was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this case was approximately $103 million and certain certificates had incurred actual losses of approximately $700,000. Based on currently available information, the Company believes it could incur a loss up to the difference between the $103 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs' purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date of November 2013. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this case was approximately $122 million, and the certificates had incurred actual losses of approximately $55,000. Based on currently available information, the Company believes it could incur a loss up to the difference between the $122 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The

complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York and on October 26, 2011, the FHFA moved to remand the action back to the Supreme Court of NY. On May 11, 2012, plaintiff withdrew its motion to remand. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $2.87 billion, and the certificates had incurred actual losses of approximately $54 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $2.87 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs' purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 23, 2013, defendants filed a motion to dismiss the amended complaint, which was denied on March 15, 2013. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV.  On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of unregistered securities sold to the limited partners through March 31, 2013 was $83,121,525.  The Partnership received $325,000 in consideration from the sale of Units to the General Partner.

The following chart sets forth the purchases of Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable	Dollar Value) of
			Units Purchased as	Redeemable Units
	(a) Total Number	(b) Average	Part of Publicly	That May Yet Be
	of Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2013 – January 31, 2013	(271,635.571)	20.07	N/A	N/A
February 1, 2013 – February 28, 2013	(229,998.664)	20.80	N/A	N/A
March 1, 2013 – March 31, 2013	(144,882.338)	21.67	N/A	N/A
	(646,516.573)	20.71

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

-  54 -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Premier Graham L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 13, 2013	By:	/s/Damian George
Damian George
Chief Financial Officer and Director

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.