Form 10-Q
period 2013-06-30
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2013-08-12
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013 or

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

As of June 30, 2013, 9,367,316.794 Limited Partnership Redeemable Units were outstanding.

MANAGED FUTURES PREMIER GRAHAM L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2013 and December 31, 2012	2

	Condensed Schedule of Investments as of June 30, 2013	3

	Condensed Schedule of Investments as of December 31, 2012	4

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2013 and 2012	5

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2013 and 2012	6

	Notes to Financial Statements	7-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35-42

Item 4.	Controls and Procedures	42-43

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44-54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Securities and Use of Proceeds	54-55

Item 4.	Mine Safety Disclosures	55

Item 5.	Other Information	55-59

Item 6.	Exhibits	59-60

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES PREMIER GRAHAM L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS	$	$

Trading Equity:

Unrestricted cash	164,955,136	179,658,788
Restricted cash	27,257,696	29,732,655

Total cash	192,212,832	209,391,443

Net unrealized gain (loss) on open contracts (MS&Co.)	(3,457,825)	4,254,515

Total Trading Equity	188,755,007	213,645,958

Interest receivable (MS&Co.)	5,132	6,331

Total Assets	188,760,139	213,652,289

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	2,817,967	6,066,814
Accrued placement agent fees	585,653	582,310
Accrued brokerage fees (MS&Co.)	347,055	345,073
Accrued management fees	347,055	345,073

Total Liabilities	4,097,730	7,339,270

Partners’ Capital:

Limited Partners (9,367,316.794 and 10,270,907.385 Units, respectively)	182,598,897	203,933,047
General Partner (105,875.441 and 119,837.441Units, respectively)	2,063,512	2,379,972

Total Partners’ Capital	184,662,409	206,313,019

Total Liabilities and Partners’ Capital	188,760,139	213,652,289

NET ASSET VALUE PER UNIT	19.49	19.86

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2013 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(947,124)	(0.52)
Equity	(2,493,858)	(1.35)
Foreign currency	(3,072,955)	(1.66)
Interest rate	(4,521,009)	(2.45)

Total Futures and Forward Contracts Purchased	(11,034,946)	(5.98)

Futures and Forward Contracts Sold

Commodity	7,019,898	3.80
Equity	(482,555)	(0.26)
Foreign currency	1,235,065	0.67
Interest rate	41,074	0.02

Total Futures and Forward Contracts Sold	7,813,482	4.23

Unrealized Currency Loss	(236,361)	(0.13)

Net fair value	(3,457,825)	(1.88)

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

MANAGED FUTURES PREMIER GRAHAM L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2013	2012	2013	2012
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & Morgan Stanley Wealth Management)	15,469	19,098	49,949	52,895

EXPENSES
Placement agent fee	1,803,464	2,295,736	3,541,931	4,667,750
Brokerage fees (MS&Co.)	1,068,720	1,360,435	2,098,923	2,766,074
Management fees	1,068,720	1,360,435	2,098,923	2,766,074

Total Expenses	3,940,904	5,016,606	7,739,777	10,199,898

NET INVESTMENT LOSS	(3,925,435)	(4,997,508)	(7,689,828)	(10,147,003)

TRADING RESULTS
Trading profit (loss):
Net realized	(7,572,499)	(8,513,507)	12,916,712	4,101,268
Net change in unrealized	(9,267,125)	(1,478,096)	(7,712,340)	(6,203,675)

Total Trading Results	(16,839,624)	(9,991,603)	5,204,372	(2,102,407)

NET LOSS	(20,765,059)	(14,989,111)	(2,485,456)	(12,249,410)

NET LOSS ALLOCATION

Limited Partners	(20,531,719)	(14,814,338)	(2,469,021)	(12,104,404)
General Partner	(233,340)	(174,773)	(16,435)	(145,006)

NET LOSS PER UNIT *

Limited Partners	(2.18)	(1.26)	(0.37)	(1.05)
General Partner	(2.18)	(1.26)	(0.37)	(1.05)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	9,720,292.158	12,062,681.916	9,950,122.697	12,246,469.388

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2012	10,390,744.826	203,933,047	2,379,972	206,313,019

Subscriptions	147,209.186	3,106,007	–	3,106,007

Net Loss	–	(2,469,021)	(16,435)	(2,485,456)

Redemptions	(1,064,761.777)	(21,971,136)	(300,025)	(22,271,161)

Partners’ Capital,
June 30, 2013	9,473,192.235	182,598,897	2,063,512	184,662,409

Partners’ Capital,
December 31, 2011	12,493,257.744	276,443,739	3,102,548	279,546,287

Subscriptions	492,077.804	11,125,530	–	11,125,530

Net Loss	–	(12,104,404)	(145,006)	(12,249,410)

Redemptions	(1,395,952.058)	(31,002,233)	(199,990)	(31,202,223)

Partners’ Capital,
June 30, 2012	11,589,383.490	244,462,632	2,757,552	247,220,184

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

1.  Organization
Managed Futures Premier Graham L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments).  Ceres Managed Futures LLC, a Delaware limited liability company, acts as a general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC  (“MSSBH”).  MSSBH is wholly-owned indirectly by Morgan Stanley.  Prior to June 2013, Citigroup Inc. was the indirect minority owner of MSSBH.  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”).  This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing commodity broker for the Partnership, and

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

currently acts as the placement agent (the “Placement Agent”) for the Partnership.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.

The clearing commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”).  Morgan Stanley & Co. International plc (“MSIP”) previously served as a clearing commodity broker for the Partnership.  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.  MS&Co. is a wholly-owned subsidiary of Morgan Stanley.  Graham Capital Management, L.P. (“Graham” or the “Trading Advisor”) is the trading advisor to the Partnership and manages the assets of the Partnership pursuant to its K4D-15V Program, the Trading Advisor’s proprietary, trend-following trading program.  A description of the trading activities and focus of the Trading Advisor is included on page 27 under Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each a “Class” or collectively the “Classes”).  The Class of Units that a limited partner receives depends on aggregate subscription amount made by such limited partner in the Partnership.

  Class of Units                                   Aggregate Investment
A                                           Up to $4,999,999
D                                           $5,000,000 and above

As of June 30, 2013, all Units are considered Class A Units.  The General Partner may, in its discretion, offer additional Classes of Units.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three and six months ended June 30, 2013 and 2012 were as follows:

        For the Three                                                                           For the Six
Months Ended June 30,                                                       Months Ended June 30,

	2013	2012	2013	2012
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 21.67	$ 22.59	$ 19.86	$ 22.38

Interest Income	– (3)	– (3)	0.01	– (3)
Expenses	(0.41)	(0.42)	(0.78)	(0.84)
Realized/Unrealized Income (Loss) (1)	(1.77)	(0.84)	0.40	(0.21)
Net Loss	(2.18)	(1.26)	(0.37)	(1.05)

Net asset value, June 30:	$ 19.49	$ 21.33	$ 19.49	$ 21.33

Ratios to average net assets:
Net Investment Loss (2)	(7.7)%	(7.7)%	(7.5)%	(7.6)%
Expenses before Incentive Fees (2)	7.8%	7.7%	7.6%	7.6%
Expenses after Incentive Fees (2)	7.8%	7.7%	7.6%	7.6%
Net Loss (2)	(40.9)%	(23.0)%	(2.4)%	(9.1)%
Total return before incentive fees	(10.1)%	(5.6)%	(1.9)%	(4.7)%
Total return after incentive fees	(10.1)%	(5.6)%	(1.9)%	(4.7)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Unit.

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

All Units outstanding at June 30, 2013, were Class A Units.

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2013	(2,009,049)	(1,448,776)	(3,457,825)	Sep. 2017	Sep. 2013
Dec. 31, 2012	3,098,093	1,156,422	4,254,515	Mar. 2017	Mar. 2013

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

The Partnership also has credit risk because MS&Co. acts as the futures commission merchant or the counterparty with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with

MANAGED FUTURES PREMIE GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

variations in value settled on a daily basis. MS&Co. which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which in the aggregate, totaled $190,203,783 and $212,489,536 at June 30, 2013, and December 31, 2012, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. for the benefit of MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a master netting agreement with MS&Co.  The primary terms are based on industry standard master agreements.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”.  ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of accounting principles generally accepted in the United States of America

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(“U.S. GAAP”) and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Partnership’s financial statements.

The following tables summarize the valuation of the Partnership’s investments as of June 30, 2013 and December 31, 2012, respectively.

Offsetting of Derivative Assets and Liabilities as of June 30, 2013:
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	429,920	(8,405,757)	(7,975,837)
Forwards	3,038	(3,062,147)	(3,059,109)

Total Assets	432,958	(11,467,904)	(11,034,946)

Liabilities
Futures	7,249,542	(1,046,393)	6,203,149
Forwards	1,907,550	(297,217)	1,610,333

Total Liabilities	9,157,092	(1,343,610)	7,813,482

Unrealized currency loss			(236,361)

Total net unrealized loss on
open contracts			(3,457,825)

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of December 31, 2012:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	7,418,402	(1,965,998)	5,452,404
Forwards	1,170,151	(1,476,258)	(306,107)

Total Assets	8,588,553	(3,442,256)	5,146,297

Liabilities
Futures	1,006,078	(2,865,564)	(1,859,486)
Forwards	1,512,372	(49,843)	1,462,529

Total Liabilities	2,518,450	(2,915,407)	(396,957)

Unrealized currency loss			(494,825)

Net unrealized gain on
open contracts			4,254,515

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2013:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the six months (absolute quantity)
	$	$	$	$	$
Commodity	3,065	(950,189)	7,108,073	(88,175)	6,072,774	3,464
Equity	384,398	(2,878,256)	7,171	(489,726)	(2,976,413)	3,662
Foreign currency	3,155	(3,076,110)	1,928,608	(693,543)	(1,837,890)	9,976
Interest rate	42,340	(4,563,349)	113,240	(72,166)	(4,479,935)	10,255
Total	432,958	(11,467,904)	9,157,092	(1,343,610)	(3,221,464)

Unrealized currency loss					(236,361)
Total net unrealized loss on open contracts					(3,457,825)

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2012:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average Number of Contracts Outstanding for the Year (Absolute Quantity)
	$	$	$	$	$
Commodity	802,059	(191,225)	966,315	(2,691,091)	(1,113,942)	3,749
Equity	5,120,882	(854,526)	–	(173,208)	4,093,148	3,326
Foreign currency	1,218,559	(1,476,258)	1,552,135	(50,783)	1,243,653	16,674
Interest rate	1,447,053	(920,247)	–	(325)	526,481	12,900
Total	8,588,553	(3,442,256)	2,518,450	(2,915,407)	4,749,340

Unrealized currency loss					(494,825)
Total net unrealized gain on open contracts					4,254,515

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2013 and 2012, respectively.
The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2013 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2013	Ended June 30, 2013
Type of Instrument	$	$

Commodity	12,596,239	9,021,998
Equity	4,110,361	25,337,716
Foreign currency	(13,547,366)	(11,317,555)
Interest rate	(19,969,364)	(18,096,251)
Unrealized currency gain (loss)	(29,494)	258,464
Total	(16,839,624)	5,204,372

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2013:
	For the Three Months	For the Six Months
	Ended June 30, 2013	Ended June 30, 2013
Trading Results	$	$

Net realized	(7,572,499)	12,916,712
Net change in unrealized	(9,267,125)	(7,712,340)
Total Trading Results	(16,839,624)	5,204,372

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

6.  Fair Value Measurements and Disclosures
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

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.
June 30, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	7,679,462	–	n/a	7,679,462
Forwards	–	1,910,588	n/a	1,910,588

Total Assets	7,679,462	1,910,588	n/a	9,590,050

Liabilities
Futures	9,452,150	–	n/a	9,452,150
Forwards	–	3,359,364	n/a	3,359,364

Total Liabilities	9,452,150	3,359,364	n/a	12,811,514

Unrealized currency loss				(236,361)

*Net fair value	(1,772,688)	(1,448,776)	n/a	(3,457,825)

December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	8,424,480	–	n/a	8,424,480
Forwards	–	2,682,523	n/a	2,682,523

Total Assets	8,424,480	2,682,523	n/a	11,107,003

Liabilities
Futures	4,831,562	–	n/a	4,831,562
Forwards	–	1,526,101	n/a	1,526,101

Total Liabilities	4,831,562	1,526,101	n/a	6,357,663

Unrealized currency loss				(494,825)

*Net fair value	3,592,918	1,156,422	n/a	4,254,515

* This amount comprises the “Net unrealized gain (loss) on open contracts” on the Statements of Financial Condition.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2013 to June 30, 2013, and the twelve months ended December 31, 2012,  there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

7.  Other Pronouncements
In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”.  ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

8.  Restricted and Unrestricted Cash
As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options contracts and offset unrealized losses on offset London Metal Exchange positions.  All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

9.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues and expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2013 and December 31, 2012.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of June 30, 2013, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 13.92%; Currency 16.10%; Equity 35.75%; and Commodity 34.23%.

Liquidity.  The Partnership deposits its assets with MS&Co. as clearing commodity broker in separate futures, forward and options trading accounts established for the Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of June 30, 2013, approximately 85.03% of the Partnership’s total investment  exposure is futures contracts which are exchange-traded while approximately 14.97% is forward contracts which are off-exchange traded.

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

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2013 and 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2013
The Partnership recorded total trading results including interest income totaling $(16,824,155) and expenses totaling $3,940,904 resulting in a net loss of $20,765,059 for the three months ended June 30, 2013.  The Partnership’s net asset value per Unit decreased from $21.67 at March 31, 2013 to $19.49 at June 30, 2013.

During the second quarter, the Partnership posted a loss in Net Asset Value per Unit as losses in global interest rates, currencies, and energies offset gains within the metals, global stock index, and agricultural markets. The most significant losses were incurred within the global interest rate markets during May and June from long positions in U.S. and European interest rate futures as prices declined on speculation central banks across Europe, the U.S., and Japan would curtail their asset purchase programs. Within the currency markets losses were recorded during May due to long positions in Australian dollar and New Zealand dollar versus the U.S. dollar as the value of these South Pacific currencies declined after the Reserve Bank of Australia cut interest rates. Additional losses were recorded in the currency sector during June due to long positions in the British pound and the euro versus the U.S. dollar as the value of these European currencies moved lower relative to the U.S. dollar during the latter half of the month on concern of weakness in European economies. Within the energy markets losses were recorded in April due to long positions in gasoline futures as prices fell after reports showed the U.S. economy grew at a slower than expected rate in the first quarter. Losses in the sector during May were attributed to long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. A portion of the Partnership’s losses was offset by gains achieved within the metals sector during April and June primarily due to short positions in gold and silver futures as prices declined sharply following the resolution to the Cyprus debt crisis and U.S. economic data topped estimates, eroding the appeal of the metals as a store of value. Within the global stock index sector, gains were achieved in May due to long positions in U.S. and European stock index futures as prices rose after gauges of U.S. leading economic indicators and consumer sentiment advanced more than estimated. Additional gains in the sector were recorded due to long positions in Asian stock index futures during April as prices increased.  Within the agricultural markets, gains were recorded during May from long positions in soybean futures as prices increased towards the end of the month amid planting delays in the U.S. and sustained demand from China.  Additional gains in the agriculturals were recorded during May from short positions in coffee and wheat futures.

The Partnership recorded total trading results including interest income totaling $5,254,321 and expenses totaling $7,739,777, resulting in a net loss of $2,485,456 for the six months ended June 30, 2013.  The Partnership’s net asset value per Unit decreased from $19.86 at December 31, 2012 to $19.49 at June 30, 2013.

During the first six months of the year, the Partnership posted a loss in Net Asset Value per Unit as trading gains across the global stock index, metals, and agricultural markets were offset by losses in global interest rates, energy futures, and currencies. The most significant trading losses were recorded in global interest rate futures as prices declined during January amidst continued investor demand for risk assets. Additional losses in the sector were recorded in May and June from long positions in European and U.S. debt futures as prices fell following remarks by U.S. Federal Reserve chief, Ben Bernanke, which indicated a possible curtailing of the central bank’s bond buying program. Within the energy markets, losses were recorded during February from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and manufacturing expanded less than forecast in China and contracted in Europe, bolstering concern that fuel demand will decline.  Smaller losses were recorded in the energy sector during the second quarter.  Within the currency sector, losses were recorded during May primarily due to long positions in Australian dollar and New Zealand dollar versus the U.S. dollar as the relative value of these Pacific Rim currencies declined following an interest rate cut by the Australian central bank. Additional losses in the sector were incurred during June due to long positions in the euro and British pound versus the U.S. dollar as the value of most European currencies fell following reports showing an unexpected slowdown in the growth of European economies.  The Partnership’s trading losses for the first six months of the year were offset by trading gains achieved within the global stock index markets during January from long positions in U.S and Asian stock index futures as prices increased significantly amid positive economic sentiment following the resolution to the U.S. ‘fiscal cliff’ crisis and as Japan’s Prime Minister voiced his commitment to the devaluation of the yen. Additional gains in the sector were recorded during April from long positions in U.S. and European stock index futures as prices advanced after reports showed the U.S. economy was gaining strength. Within the metals sector, gains were achieved from short positions in gold and silver futures as prices of the precious metals declined during April and June on decreased investor demand. Additional gains in the sector were recorded during April from short positions in copper futures as prices fell on reports during the month of a weakening of the Chinese economy. Within the agricultural sector, gains were achieved primarily during May due to long positions in soybean futures as prices advanced over concerns of a delayed harvest in the U.S. Midwest.  Additional gains in this sector were recorded from short futures positions in coffee and wheat during May.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of June 30, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended June 30, 2013 and for the twelve months ended December 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of June 30, 2013, the Partnership’s total capitalization was approximately $185 million.

June 30, 2013
Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$4,885,804	2.65

Interest Rate	4,224,990	2.29

Equity	10,850,153	5.88

Commodity	10,390,568	5.63

Total	$30,351,515	16.45

Three Months Ended June 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	7,728,341	3,277,358	5,820,335
Interest Rate	12,858,549	4,224,990	10,171,921
Equity	19,754,306	9,803,079	15,845,742
Commodity	12,970,418	9,599,904	11,232,030
*Average of month-end VaR

As of December 31, 2012, the Partnership’s total capitalization was approximately $206 million.

December 31, 2012
Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$10,564,799	5.12

Interest Rate	8,051,448	3.90

Equity	12,485,576	6.05

Commodity	8,755,653	4.24

Total	$39,857,476	19.31

Twelve Months Ended December 31, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	16,754,949	4,626,231	8,541,689
Interest Rate	20,879,321	8,051,448	13,597,966
Equity	22,573,887	8,677,413	13,857,648
Commodity	18,966,451	7,155,185	13,243,437
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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2013.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”).  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules

432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $345 million, and the certificates had incurred actual losses of approximately $2.8 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $345 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs.

The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $216 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $216 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $100 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $100 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $121 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $121 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.86 billion, and the certificates had incurred actual losses of approximately $59 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.86 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $369 million, and the certificates incurred actual losses of approximately $28.3 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $369 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $674 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $674 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of unregistered securities sold to the limited partners through June 30, 2013 was $84,791,234.  The Partnership received $325,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following chart sets forth the purchases of Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable	Dollar Value) of
			Units Purchased as	Redeemable Units
	(a) Total Number	(b) Average	Part of Publicly	That May Yet Be
	of Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2013 – April 30, 2013	(153,157.927)	$22.65	N/A	N/A
May 1, 2013 – May 31, 2013	(120,502.012)	$21.65	N/A	N/A
June 1, 2013 – June 30, 2013	(144,585.265)	$19.49	N/A	N/A
	(418,245.204)	$21.27

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

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION

The Partnership does not have officers or a board of directors. The General Partner of the Partnership is managed by officers and a board of directors.

Effective August 8, 2013, Walter Davis resigned his position as President and Chairman of the Board of Directors of the General Partner. Effective August 8, 2013, Alper Daglioglu was appointed President of the General Partner and Jeremy Beal was appointed Chairman of the Board of Directors of the General Partner. Also effective August 8, 2013, Douglas Ketterer resigned his position as Director of the General Partner.

Effective September 13, 2013, Damian George will be resigning his position as Chief Financial Officer and Director of the General Partner.  Effective September 13, 2013, Alice Ng will be appointed Chief Financial Officer of the General Partner.

Business background descriptions for the newly appointed officers and director are included below.

Alper Daglioglu, age 36, has been a Director, and listed as a principal, of the General Partner since December 2010.  He was appointed President of the General Partner in August 2013.  Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013.  Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group.  From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group.  From December 2003 through

June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009.  Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management.  Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies.  In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures.  Mr. Daglioglu wrote and published numerous research papers on alternative investments.  Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 38, has been Chairman of the Board of Directors of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal (pending) since July 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities.  Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. From October 2012 through May 2013, he was employed by JE Moody & Company LLC (“JE Moody”), a hedge fund and commodity trading advisor, where his responsibilities included acting as the Chief Operating Officer.  Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Alice Ng, age 30, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Before joining Morgan Stanley Smith Barney LLC, Ms. Ng was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Ng was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Ng earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

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

Managed Futures Premier Graham L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 12, 2013	By:	/s/Damian George
Damian George
Chief Financial Officer and Director

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.