Form 10-Q
period 2013-09-30
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2013-11-13
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013 or

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

As of September 30, 2013, 8,938,913.318 Limited Partnership Units were outstanding.

MANAGED FUTURES PREMIER GRAHAM L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2013 and December 31, 2012	2

	Condensed Schedule of Investments as of September 30, 2013	3

	Condensed Schedule of Investments as of December 31, 2012	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013 and 2012	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2013 and 2012	6

	Notes to Financial Statements	7-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34-42

Item 4.	Controls and Procedures	42-43

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44-55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Securities and Use of Proceeds	55-56

Item 4.	Mine Safety Disclosures	56

Item 6.	Exhibits	56-57

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES PREMIER GRAHAM L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS	$	$

Trading Equity:

Unrestricted cash	154,711,850	179,658,788
Restricted cash	26,322,482	29,732,655

Total cash	181,034,332	209,391,443

Net unrealized gain on open contracts (MS&Co.)	3,633,182	4,254,515

Total Trading Equity	184,667,514	213,645,958

Interest receivable (MS&Co.)	1,378	6,331

Total Assets	184,668,892	213,652,289

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	2,832,969	6,066,814
Accrued placement agent fees	497,483	582,310
Accrued brokerage fees (MS&Co.)	294,805	345,073
Accrued management fees	294,805	345,073

Total Liabilities	3,920,062	7,339,270

Partners’ Capital:

Limited Partners (8,938,913.318 and 10,270,907.385 Units, respectively)	178,633,439	203,933,047
General Partner (105,875.441 and 119,837.441Units, respectively)	2,115,391	2,379,972

Total Partners’ Capital	180,748,830	206,313,019

Total Liabilities and Partners’ Capital	184,668,892	213,652,289

NET ASSET VALUE PER UNIT	19.98	19.86

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2013 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(2,954,988)	(1.64)
Equity	(747,491)	(0.41)
Foreign currency	4,394,856	2.43
Interest rate	2,690,968	1.49

Total Futures and Forward Contracts Purchased	3,383,345	1.87

Futures and Forward Contracts Sold

Commodity	2,592,047	1.43
Equity	24,453	0.01
Foreign currency	309,371	0.17
Interest rate	(2,411,162)	(1.33)

Total Futures and Forward Contracts Sold	514,709	0.28

Unrealized Currency Loss	(264,872)	(0.14)

Net fair value	3,633,182	2.01

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

MANAGED FUTURES PREMIER GRAHAM L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2013	2012	2013	2012
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & Morgan Stanley Wealth Management)	10,017	45,105	59,966	98,000

EXPENSES
Placement agent fee	1,534,446	2,151,155	5,076,377	6,818,905
Brokerage fees (MS&Co.)	909,301	1,274,761	3,008,224	4,040,835
Management fees	909,301	1,274,761	3,008,224	4,040,835

Total Expenses	3,353,048	4,700,677	11,092,825	14,900,575

NET INVESTMENT LOSS	(3,343,031)	(4,655,572)	(11,032,859)	(14,802,575)

TRADING RESULTS
Trading profit (loss):
Net realized	773,541	10,933,535	13,690,253	15,034,803
Net change in unrealized	7,091,007	(7,713,512)	(621,333)	(13,917,187)

Total Trading Results	7,864,548	3,220,023	13,068,920	1,117,616

NET INCOME (LOSS)	4,521,517	(1,435,549)	2,036,061	(13,684,959)

NET INCOME (LOSS) ALLOCATION

Limited Partners	4,469,638	(1,416,157)	2,000,617	(13,520,561)
General Partner	51,879	(19,392)	35,444	(164,398)

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.49	(0.15)	0.12	(1.20)
General Partner	0.49	(0.15)	0.12	(1.20)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	9,329,935.103	11,512,592.964	9,741,121.749	12,000,058.326

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2012	10,390,744.823	203,933,047	2,379,972	206,313,019

Subscriptions	235,720.903	4,828,787	–	4,828,787

Net Income	–	2,000,617	35,444	2,036,061

Redemptions	(1,581,676.967)	(32,129,012)	(300,025)	(32,429,037)

Partners’ Capital,
September 30, 2013	9,044,788.759	178,633,439	2,115,391	180,748,830

Partners’ Capital,
December 31, 2011	12,493,257.744	276,443,739	3,102,548	279,546,287

Subscriptions	582,889.713	13,137,285	–	13,137,285

Net Loss	–	(13,520,561)	(164,398)	(13,684,959)

Redemptions	(1,856,235.586)	(40,940,856)	(399,993)	(41,340,849)

Partners’ Capital,
September 30, 2012	11,219,911.871	235,119,607	2,538,157	237,657,764

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

1.  Organization
Managed Futures Premier Graham L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments).  Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC  (“MSSBH”).  MSSBH is wholly-owned indirectly by Morgan Stanley.  Prior to June 2013, Citigroup Inc. was the indirect minority owner of MSSBH.  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”).  This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing commodity broker for

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the Partnership, and currently acts as the placement agent (the “Placement Agent”) for the Partnership.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.

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

  Class of Units                                   Aggregate Investment
A                                           Up to $4,999,999
D                                           $5,000,000 and above

As of September 30, 2013, all Units are considered Class A Units.  The General Partner may, in its discretion, offer additional Classes of Units.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three and nine months ended September 30, 2013 and 2012 were as follows:

For the Three Months                                                        For the Nine Months
Ended September 30,                                                          Ended September 30,

	2013	2012	2013	2012
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 19.49	$ 21.33	$ 19.86	$ 22.38

Interest Income	– (3)	– (3)	0.01	0.01
Expenses	(0.36)	(0.41)	(1.15)	(1.26)
Realized/Unrealized Income (1)	0.85	0.26	1.26	0.05
Net Income (Loss)	0.49	(0.15)	0.12	(1.20)

Net asset value, September 30:	$ 19.98	$ 21.18	$ 19.98	$ 21.18

Ratios to average net assets:
Net Investment Loss (2)	(7.4)%	(7.4)%	(7.5)%	(7.5)%
Expenses before Incentive Fees (2)	7.4%	7.4%	7.5%	7.6%
Expenses after Incentive Fees (2)	7.4%	7.4%	7.5%	7.6%
Net Income (Loss) (2)	10.0%	(2.3)%	1.4%	(6.9)%
Total return before incentive fees	2.5%	(0.7)%	0.6%	(5.4)%
Total return after incentive fees	2.5%	(0.7)%	0.6%	(5.4)%

(1)	Realized/Unrealized Income is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Unit.

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

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

All Units outstanding at September 30, 2013, were Class A Units.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until the settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized” trading profit (loss) for open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2013	(453,080)	4,086,262	3,633,182	Dec. 2017	Dec. 2013
Dec. 31, 2012	3,098,093	1,156,422	4,254,515	Mar. 2017	Mar. 2013

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract.  The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gains (losses) amounts reflected in the Partnership’s Statements of Financial Condition.  The net unrealized gains (losses) on open contracts are further disclosed by type of contract and corresponding fair value level in Note 6. Fair Value Measurements and Disclosures.

The Partnership also has credit risk because MS&Co. acts as the futures commission merchant or the counterparty with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which in the aggregate, totaled $180,581,252 and $212,489,536 at September 30, 2013 and December 31, 2012, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. for the benefit of MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a master netting agreement with MS&Co.  The primary terms are based on industry standard master agreements.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2013 and December 31, 2012, respectively.

Offsetting of Derivative Assets and Liabilities as of September 30, 2013:
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	3,915,466	(4,864,163)	(948,696)
Forwards	4,373,272	(41,230)	4,332,041

Total Assets	8,288,738	(4,905,393)	3,383,345

Liabilities
Futures	4,368,085	(3,607,596)	760,489
Forwards	21,818	(267,598)	(245,780)

Total Liabilities	4,389,903	(3,875,194)	514,709

Unrealized currency loss			(264,872)

Total net unrealized gain on
open contracts			3,633,182

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of December 31, 2012:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	7,418,402	(1,965,998)	5,452,404
Forwards	1,170,151	(1,476,258)	(306,107)

Total Assets	8,588,553	(3,442,256)	5,146,297

Liabilities
Futures	1,006,078	(2,865,564)	(1,859,486)
Forwards	1,512,372	(49,843)	1,462,529

Total Liabilities	2,518,450	(2,915,407)	(396,957)

Unrealized currency loss			(494,825)

Net unrealized gain on
open contracts			4,254,515

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2013:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months(absolute quantity)
	$	$	$	$	$
Commodity	414,496	(3,369,484)	3,784,406	(1,192,359)	(362,941)	3,638
Equity	746,652	(1,494,143)	27,303	(2,850)	(723,038)	3,325
Foreign currency	4,436,622	(41,766)	578,194	(268,823)	4,704,227	8,338
Interest rate	2,690,968	–	–	(2,411,162)	279,806	9,337
Total	8,288,738	(4,905,393)	4.389,903	(3,875,194)	3,898,054

Unrealized currency loss					(264,872)
Total net unrealized gain on open contracts					3,633,182

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2012:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average Number of Contracts Outstanding for the Year (Absolute Quantity)
	$	$	$	$	$
Commodity	802,059	(191,225)	966,315	(2,691,091)	(1,113,942)	3,749
Equity	5,120,882	(854,526)	–	(173,208)	4,093,148	3,326
Foreign currency	1,218,559	(1,476,258)	1,552,135	(50,783)	1,243,653	16,674
Interest rate	1,447,053	(920,247)	–	(325)	526,481	12,900
Total	8,588,553	(3,442,256)	2,518,450	(2,915,407)	4,749,340

Unrealized currency loss					(494,825)
Total net unrealized gain on open contracts					4,254,515

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2013 and 2012, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Type of Instrument	$	$

Commodity	(6,276,495)	2,745,503
Equity	8,675,628	34,013,344
Foreign currency	2,388,044	(8,929,511)
Interest rate	3,105,882	(14,990,369)
Unrealized currency gain (loss)	(28,511)	229,953
Total	7,864,548	13,068,920

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013:

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Trading Results	$	$

Net realized	773,541	13,690,253
Net change in unrealized	7,091,007	(621,333)
Total Trading Results	7,864,548	13,068,920

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

Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates and credit risk); and Level 3 -unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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
September 30, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	8,283,550	–	n/a	8,283,550
Forwards	–	4,395,091	n/a	4,395,091

Total Assets	8,283,550	4,395,091	n/a	12,678,641

Liabilities
Futures	8,471,758	–	n/a	8,471,758
Forwards	–	308,829	n/a	308,829

Total Liabilities	8,471,758	308,829	n/a	8,780,587

Unrealized currency loss				(264,872)

*Net fair value	(188,208)	4,086,262	n/a	3,633,182

December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	8,424,480	–	n/a	8,424,480
Forwards	–	2,682,523	n/a	2,682,523

Total Assets	8,424,480	2,682,523	n/a	11,107,003

Liabilities
Futures	4,831,562	–	n/a	4,831,562
Forwards	–	1,526,101	n/a	1,526,101

Total Liabilities	4,831,562	1,526,101	n/a	6,357,663

Unrealized currency loss				(494,825)

*Net fair value	3,592,918	1,156,422	n/a	4,254,515

* This amount comprises the “Net unrealized gain on open contracts” on the Statements of Financial Condition.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2013 to September 30, 2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2013 and December 31, 2012.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2013, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 9.51%; Currency 29.12%; Equity 33.18%; and Commodity 28.19%.

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

As of September 30, 2013, approximately 73.12% of the Partnership’s total investment  exposure is futures contracts which are exchange-traded while approximately 26.88% is forward contracts which are off-exchange traded.

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

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2013 and 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2013
The Partnership recorded total trading results including interest income totaling $7,874,565 and expenses totaling $3,353,048 resulting in a net income of $4,521,517 for the three months ended September 30, 2013.  The Partnership’s net asset value per Unit increased from $19.49 at June 30, 2013 to $19.98 at September 30, 2013.

During the third quarter, the Partnership posted a gain in net asset value per Unit as gains in global stock index futures, global interest rates, currencies and agriculturals offset losses within the metals and energy markets. The most significant gains were achieved within the global stock index markets during July and September from long positions in U.S., European and Asian equity index futures as prices advanced on signs of a strengthening global economy and after U.S. Federal Reserve Chairman Ben Bernanke said the central bank would not taper its asset purchase program as early as investors previously expected. Within the global interest rate sector, gains were recorded primarily during August due to short positions in European and U.K. bond futures as prices declined as signs the global economy was improving lessened demand for the euro region’s “safest” fixed income assets. Additional gains were recorded in the currency sector during September due to long positions in the British pound, euro and Swiss franc as the value of these European currencies advanced relative to the U.S. dollar after an unexpected drop in the region’s unemployment rate. Within the agricultural markets, gains were recorded in August due to long positions in soybean futures as prices moved higher over concern persistent hot, dry weather in the Midwest would threaten crop yields in the U.S. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals sector during August primarily due to short positions in gold and silver futures as prices increased as political tension over Syria increased demand for the precious metals as a store of value. Additional losses were recorded from short positions in copper futures as prices advanced on signs of increased Chinese demand for the industrial metal. Within the energy markets, losses were experienced in September due to long futures positions in crude oil and its related products as prices declined over concern a potential shutdown of the U.S. government would reduce demand from the world’s largest oil consuming country.

The Partnership recorded total trading results including interest income totaling $13,128,886 and expenses totaling $11,092,825 resulting in a net income of $2,036,061 for the nine months ended September 30, 2013.  The Partnership’s net asset value per Unit increased from $19.86 at December 31, 2012 to $19.98 at September 30, 2013.

During the first nine months of the year, the Partnership posted a gain in net asset value per Unit as trading profits across the global stock index, metals, and agricultural markets more than offset losses in global interest rates, energy futures, and currencies. The most significant trading gains were recorded within the global stock index markets during January from long positions in U.S and Asian stock index futures as prices increased significantly amid positive economic sentiment following the resolution to the U.S. ‘fiscal cliff’ crisis and as Japan’s Prime Minister voiced his commitment to the devaluation of the yen.. Additional gains in the sector were recorded in July from long positions in European and U.S. equity index futures as prices advanced following the U.S. Federal Reserve’s decision to delay curtailing of the central bank’s bond buying program. Within the metals markets, gains were recorded from short futures positions in gold and silver as prices of the precious metals declined during April and June on decreased investor demand. Additional gains in the sector were recorded during April from short positions in copper futures as prices fell on reports during the month of a weakening of the Chinese economy.  Within the agricultural markets, gains were recorded during May primarily due to long positions in soybean futures as prices advanced amid planting delays in the U.S. and sustained demand from China. Additional gains were achieved during August from long soybean futures positions as prices moved higher over concern persistent hot, dry weather in the Midwest would threaten U.S. crop yields. The Partnership’s trading gains for the first nine months of the year were partially offset by trading losses incurred within the global interest rate sector in May from long positions in U.S. and European fixed income futures as prices declined following positive U.S. employment reports, a rise in German economic sentiment, and as Federal Reserve Chairman Bernanke indicated the U.S. central bank would taper its monetary stimulus program. Additional losses were recorded in June from long positions in U.S., European, and Asian bond futures as prices declined on speculation central banks across Europe, the U.S., and Japan would curtail their asset purchase programs.  Within the energy sector, losses were from long futures positions in crude oil and its related products during September as prices declined over concern the potential government shutdown would reduce the nation’s energy consumption. Additional losses were recorded in February from long positions in crude oil and gasoline futures as prices fell on weakening global demand. Within the currency markets, losses were incurred primarily during May from long positions in the

Australian dollar and New Zealand dollar versus the U.S. dollar as the relative value of these Pacific Rim currencies declined following an interest rate cut by the Australian central bank.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed upon settlement date.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended September 30, 2013 and for the twelve months ended December 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2013, the Partnership’s total capitalization was approximately $181 million.

September 30, 2013
Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	10,483,637	5.80

Interest Rate	3,424,083	1.89

Equity	11,947,461	6.61

Commodity	10,149,543	5.62

Total	36,004,724	19.92

Three Months Ended September 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	11,707,370	3,731,269	7,992,090
Interest Rate	6,018,196	2,230,853	4,476,392
Equity	12,450,593	5,617,874	10,627,053
Commodity	12,111,323	1,087,790	10,237,673
*Average of month-end VaR.

As of December 31, 2012, the Partnership’s total capitalization was approximately $206 million.

December 31, 2012
Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$10,564,799	5.12

Interest Rate	8,051,448	3.90

Equity	12,485,576	6.05

Commodity	8,755,653	4.24

Total	$39,857,476	19.31

Twelve Months Ended December 31, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	16,754,949	4,626,231	8,541,689
Interest Rate	20,879,321	8,051,448	13,597,966
Equity	22,573,887	8,677,413	13,857,648
Commodity	18,966,451	7,155,185	13,243,437
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

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2013.

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

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the Securities and Exchange Commission (“SEC”) that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP).  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, over-the-counter (“OTC”) swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated

CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and

Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New

Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of unregistered securities sold to the limited partners through September 30, 2013 was $86,514,013.  The Partnership received $325,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following chart sets forth the purchases of Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Units	Dollar Value) of
			Purchased as	Units that May
		(b) Average	Part of Publicly	Yet Be Purchased
	(a) Total Number	Price Paid per	Announced	Under the
Period	of Units Purchased*	Unit**	Plans or Programs	Plans or Programs
July 1, 2013 – July 31, 2013	(211,738.698)	19.74	N/A	N/A
August 1, 2013 – August 31, 2013	(163,386.268)	19.25	N/A	N/A
September 1, 2013 – September 30, 2013	(141,790.226)	19.98	N/A	N/A
	(516,915.192)	19.65

*
Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.	EXHIBITS

10.01	Commodity Futures Customer Agreement, between Morgan Stanley & Co. LLC and the Funds listed on Appendix A thereto dated as of November 12, 2013.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Managed Futures Premier Graham L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 13, 2013	By:	/s/Alice Lonero
Alice Lonero
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.