Form 10-Q
period 2014-03-31
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2014-05-13
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014 or

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

As of March 31, 2014, 7,929,097.498 Limited Partnership Units were outstanding.

MANAGED FUTURES PREMIER GRAHAM L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2014

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2014 and December 31, 2013	2

	Condensed Schedule of Investments as of March 31, 2014	3

	Condensed Schedule of Investments as of December 31, 2013	4

	Statements of Income and Expenses for the Quarters Ended March 31, 2014 and 2013	5

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2014 and 2013	6

	Notes to Financial Statements	7-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-39

Item 4.	Controls and Procedures	39-40

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41-53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Securities and Use of Proceeds	54

Item 4.	Mine Safety Disclosures	54

Item 6.	Exhibits	55

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES PREMIER GRAHAM L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS	$	$

Trading Equity:

Unrestricted cash	140,434,745	156,238,893
Restricted cash	20,467,814	29,924,799

Total cash	160,902,559	186,163,692

Net unrealized gain (loss) on open contracts (MS&Co.)	(141,763)	8,014,894

Total Trading Equity	160,760,796	194,178,586

Interest receivable (MS&Co.)	3,888	1,722

Total Assets	160,764,684	194,180,308

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	6,522,028	3,710,954
Accrued placement agent fees	468,712	547,086
Accrued brokerage fees (MS&Co.)	277,755	324,198
Accrued management fees	277,755	324,198

Total Liabilities	7,546,250	4,906,436

Partners’ Capital:

Limited Partners (7,929,097.498 and 8,627,682.375 Units, respectively)	151,199,501	186,979,337
General Partner (105,875.441 and 105,875.441 Units, respectively)	2,018,933	2,294,535

Total Partners’ Capital	153,218,434	189,273,872

Total Liabilities and Partners’ Capital	160,764,684	194,180,308

NET ASSET VALUE PER UNIT	19.07	21.67

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2014 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	665,599	0.43
Equity	650,491	0.42
Foreign currency	(791,082)	(0.51)
Interest rate	248,428	0.16

Total Futures and Forward Contracts Purchased	773,436	0.50

Futures and Forward Contracts Sold

Commodity	2,307	– (1)
Equity	(599,183)	(0.39)
Foreign currency	2,527	– (1)
Interest rate	(59,046)	(0.03)

Total Futures and Forward Contracts Sold	(653,395)	(0.42)

Unrealized Currency Loss	(261,804)	(0.17)

Net fair value	(141,763)	(0.09)

(1)  Amount less than 0.005%.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2013

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(1,060,877)	(0.56)
Equity	6,045,517	3.19
Foreign currency	1,215,434	0.64
Interest rate	(1,782,576)	(0.94)

Total Futures and Forward Contracts Purchased	4,417,498	2.33

Futures and Forward Contracts Sold

Commodity	2,302,256	1.22
Equity	(542,082)	(0.29)
Foreign currency	1,326,009	0.70
Interest rate	795,570	0.42

Total Futures and Forward Contracts Sold	3,881,753	2.05

Unrealized Currency Loss	(284,357)	(0.15)

Net fair value	8,014,894	4.23

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2014	2013
	$	$
INVESTMENT INCOME
Interest income (MS&Co.)	10,990	34,480

EXPENSES
Placement agent fees	1,488,218	1,738,467
Brokerage fees (MS&Co.)	881,907	1,030,203
Management fees	881,907	1,030,203

Total Expenses	3,252,032	3,798,873

NET INVESTMENT LOSS	(3,241,042)	(3,764,393)

TRADING RESULTS
Trading profit (loss):
Net realized	(11,064,900)	20,489,211
Net change in unrealized	(8,156,657)	1,554,785

Total Trading Results	(19,221,557)	22,043,996

NET INCOME (LOSS)	(22,462,599)	18,279,603

NET INCOME (LOSS) ALLOCATION

Limited Partners	(22,186,997)	18,062,698
General Partner	(275,602)	216,905

NET INCOME (LOSS) PER UNIT *

Limited Partners	(2.60)	1.81
General Partner	(2.60)	1.81

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	8,596,259.749	10,182,506.908

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2014 and 2013
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2013	8,733,557.816	186,979,337	2,294,535	189,273,872

Subscriptions	88,858.412	1,794,734	–	1,794,734

Net Loss	–	(22,186,997)	(275,602)	(22,462,599)

Redemptions	(787,443.289)	(15,387,573)	–	(15,387,573)

Partners’ Capital,
March 31, 2014	8,034,972.939	151,199,501	2,018,933	153,218,434

Partners’ Capital,
December 31, 2012	10,390,744.826	203,933,047	2,379,972	206,313,019

Subscriptions	71,025.932	1,436,298	–	1,436,298

Net Income	–	18,062,698	216,905	18,279,603

Redemptions	(646,516.573)	(13,375,298)	–	(13,375,298)

Partners’ Capital,
March 31, 2013	9,815,254.185	210,056,745	2,596,877	212,653,622

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Managed Futures Premier Graham L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”).

1.  Organization
Managed Futures Premier Graham L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments).  Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC  (“MSSBH”).  MSSBH is wholly-owned indirectly by Morgan Stanley.  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”).  Morgan

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Stanley Wealth Management acts as the placement agent (the “Placement Agent”) for the Partnership.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.

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

Units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”).  The Class of Units that a limited partner receives depends on the aggregate subscription amount made by such limited partner in the Partnership.

  Class of Units                                   Aggregate Investment
A                                           Up to $4,999,999
D                                           $5,000,000 and above

As of March 31, 2014, all Units are considered Class A Units.  The General Partner may, in its discretion, offer additional Classes of Units.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective April 1, 2014, the ongoing Placement Agent fee paid by the Partnership to Morgan Stanley Wealth Management was reduced for Class A Unit holders from an annual rate of 3.375% to an annual rate of 2.00% of the net asset value of a limited partner’s Class A Units.

Effective April 1, 2014, the monthly management fee paid by the Partnership to Graham was reduced from 1/12th of 2.00% (a 2.00% annual rate) to 1/12th of 1.75% (a 1.75% annual rate) of the net assets of the Partnership (plus “notional” funds, if any) as of the beginning of each month.

2.	Financial Highlights
Financial Highlights for the quarters ended March 31, 2014 and 2013 were as follows:

                         For the Quarters Ended March 31,

	2014	2013
Per Unit operating performance:
Net asset value, January 1:	$ 21.67	$ 19.86

Interest Income	– (3)	– (3)
Expenses	(0.39)	(0.38)
Realized/Unrealized Income (Loss) (1)	(2.21)	2.19
Net Income (Loss)	(2.60)	1.81

Net asset value, March 31:	$ 19.07	$ 21.67

Ratios to average net assets:
Net Investment Loss (2)	(8.0)%	(7.4)%
Expenses before Incentive Fees (2)	8.1%	7.4%
Expenses after Incentive Fees (2)	8.1%	7.4%
Total return before incentive fees	(12.0)%	9.1%
Total return after incentive fees	(12.0)%	9.1%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amount less than $0.005 per Unit.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Related Party Transactions
The Partnership’s cash is on deposit in commodity brokerage accounts with Morgan Stanley. Monthly, MS&Co. credits the Partnership with interest income on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate.  MS&Co. retains any interest earned in excess of the interest paid by MS&Co. to the Partnership.  For purposes of these interest credits, daily funds do not include monies due to the Partnership on Futures Interests that have not been received.  The Partnership pays a flat rate brokerage fee to Morgan Stanley Wealth Management and/or its affiliates.  The Partnership pays the Placement Agent ongoing compensation on a monthly basis equal to a percentage of the net asset value of a limited partner’s Unit as of the beginning of each month.  The applicable rate payable by each limited partner is determined by the Class of Units held by such limited partner.  The Partnership pays the Placement Agent the following percentage in accordance with the following schedule.

   Class of Units                                Annualized Rate (%)
A                                           3.375%
D                                           0.75%

The Placement Agent pays a portion of the ongoing Placement Agent fees it received from the Partnership to the Morgan Stanley Financial Advisor or Private Wealth Advisor responsible for selling the Units to the limited partner.  Effective April 1, 2014, the ongoing Placement Agent fee paid by the Partnership to Morgan Stanley Wealth Management was reduced for Class A Unit holders from an annual rate 3.375% to an annual rate of 2.00% of the net asset value of limited partner’s Class A Units.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

All Units outstanding at March 31, 2014 were Class A Units.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until the settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized” trading profit (loss) for open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

The fair value of an exchange-traded contract is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined.  If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal to the settlement price on the first subsequent day on which the contract could be liquidated.  The fair value of an off-exchange-traded contract is based on the fair value quoted by the counterparty.

The Partnership’s contracts are accounted for on a trade-date basis.  The Partnership accounts for its derivative investments as described in Note 5. Derivatives and Hedging as required by the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Mar. 31, 2014	537,080	(678,843)	(141,763)	Jun. 2018	Jun. 2014
Dec. 31, 2013	5,557,421	2,457,473	8,014,894	Mar. 2018	Mar. 2014

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

The Partnership also has credit risk because MS&Co. acts as the futures commission merchant or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which, in the aggregate, totaled $161,439,639 and $191,721,113 at March 31, 2014 and December 31, 2013, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  The primary terms are based on industry standard master agreements.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject.  These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics.  In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

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

The following tables summarize the valuation of the Partnership’s investments as of March 21, 2014, and December 31, 2013, respectively.

Offsetting of Derivative Assets and Liabilities as of March 31, 2014
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	4,396,157	(3,652,917)	743,240
Forwards	2,844,511	(2,844,511)	–

Total Assets	7,240,668	(6,497,428)	743,240

Liabilities
Futures	(3,652,917)	3,652,917	–
Forwards	(3,467,710)	2,844,511	(623,199)

Total Liabilities	(7,120,627)	6,497,428	(623,199)

Unrealized currency loss			(261,804)

Total net unrealized loss on
open contracts			(141,763)

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of December 31, 2013:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
	$	$	$
Assets
Futures	10,656,264	(4,814,486)	5,841,778
Forwards	2,817,116	(359,643)	2,457,473

Total Assets	13,473,380	(5,174,129)	8,299,251

Liabilities
Futures	(4,814,486)	4,814,486	–
Forwards	(359,643)	359,643	–

Total Liabilities	(5,174,129)	5,174,129	–

Unrealized currency loss			(284,357)

Total net unrealized gain on
open contracts			8,014,894

The effect of Trading Activities on the Statements of Financial Condition as of March 31, 2014:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the three months(absolute quantity)
	$	$	$	$	$
Commodity	2,285,810	(1,620,211)	1,546,922	(1,544,615)	667,906	3,803
Equity	1,145,216	(494,725)	1,777	(600,960)	51,308	2,027
Foreign currency	876,682	(1,667,764)	477,750	(475,223)	(788,555)	3,191
Interest rate	807,512	(559,084)	98,999	(158,045)	189,382	6,989
Total	5,115,220	(4,341,784)	2,125,448	(2,778,843)	120,041

Unrealized currency loss					(261,804)
Total net unrealized loss on open contracts					(141,763)

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2013:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	384,705	(1,445,582)	2,808,187	(505,931)	1,241,379	3,708
Equity	6,045,517	–	440	(542,522)	5,503,435	3,144
Foreign currency	1,399,755	(184,321)	1,526,651	(200,642)	2,541,443	7,647
Interest rate	9,355	(1,791,931)	1,298,770	(503,200)	(987,006)	8,798
Total	7,839,332	(3,421,834)	5,634,048	(1,752,295)	8,299,251

Unrealized currency loss					(284,357)
Total net unrealized gain on open contracts					8,014,894

The following tables summarize the net trading results of the Partnership for the quarters ended March 31, 2014 and 2013, respectively.
The effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2014 included in Total Trading Results:

Type of Instrument	$

Commodity	(12,416,678)
Equity	(9,881,631)
Foreign currency	1,647,444
Interest rate	1,406,756
Unrealized currency gain	22,552
Total	(19,221,557)

Line items on the Statements of Income and Expenses for the Quarter Ended March 31, 2014:
Trading Results	$

Net realized	(11,064,900)
Net change in unrealized	(8,156,657)
Total Trading Results	(19,221,557)

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2013 included in Total Trading Results:

Type of Instrument	$

Commodity	(3,574,241)
Equity	21,227,355
Foreign currency	2,229,811
Interest rate	1,873,113
Unrealized currency gain	287,958
Total	22,043,996

Line items on the Statements of Income and Expenses for the Quarter Ended March 31, 2013:
Trading Results	$

Net realized	20,489,211
Net change in unrealized	1,554,785
Total Trading Results	22,043,996

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
March 31, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	4,396,157	–	n/a	4,396,157
Forwards	1,515,851	1,328,660	n/a	2,844,511

Total Assets	5,912,008	1,328,660	n/a	7,240,668

Liabilities
Futures	3,652,917	–	n/a	3,652,917
Forwards	1,460,207	2,007,503	n/a	3,467,710

Total Liabilities	5,113,124	2,007,503	n/a	7,120,627

Unrealized currency loss				(261,804)

*Net fair value	798,884	(678,843)	n/a	(141,763)

December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	10,656,264	–	n/a	10,656,264
Forwards	–	2,817,116	n/a	2,817,116

Total Assets	10,656,264	2,817,116	n/a	13,473,380

Liabilities
Futures	4,814,486	–	n/a	4,814,486
Forwards	–	359,643	n/a	359,643

Total Liabilities	4,814,486	359,643	n/a	5,174,129

Unrealized currency loss				(284,357)

*Net fair value	5,841,778	2,457,473	n/a	8,014,894

* This amount comprises the “Net unrealized gain (loss) on open contracts” on the Statements of Financial Condition.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period from January 1, 2014 to March 31, 2014, and the twelve months ended December 31, 2013, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

7.  Investment Company Status
Effective January 1, 2014, the Partnership adopted ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.   ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of this ASU did not have a material impact on the Partnership’s financial statements.  Based on management’s assessment, the Partnership has been deemed to be an investment company since inception.  It has all of the fundamental and typical characteristics of an investment company.

8.  Restricted and Unrestricted Cash
As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options contracts and offset unrealized losses only on the offsetting London Metal Exchange positions.  All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2014 and December 31, 2013.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of March 31, 2014, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 20.42%; Currency 33.04%; Equity 26.44%; and Commodity 20.10%.

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

As of March 31, 2014, approximately 68.45% of the Partnership’s total investment  exposure is futures contracts which are exchange-traded while approximately 31.55% is forward contracts which are off-exchange traded.

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

The following presents a summary of the Partnership’s operations for the quarters ended March 31, 2014 and 2013, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Quarter Ended March 31, 2014
The Partnership recorded total trading results including interest income totaling $(19,210,567) and expenses totaling $3,252,032 resulting in a net loss of $22,462,599 for the quarter ended March 31, 2014.  The Partnership’s net asset value per Unit decreased from $21.67 at December 31, 2013 to $19.07 at March 31, 2014.

During the first quarter, the Partnership recorded a loss in net asset value per Unit as trading losses in global stock index, agricultural, metals, and energy futures more than offset trading gains in the currency and global interest rate sectors.  The most significant losses were recorded within the global stock index sector during January primarily from long positions in U.S. and Asian equity index futures as prices declined amid growing concern the global economic recovery is faltering. Additional losses were incurred from long positions in European equity index futures during January after reports showed German industrial confidence during the previous quarter was lower than forecasts predicted. Losses in this sector were also incurred during March from long positions in European equity index futures as prices declined over concern the situation in Ukraine would escalate hostilities between the U.S. and Russia. Within the agricultural markets, losses were incurred during January, February and March from short positions in coffee futures as prices advanced sharply as drought conditions in Brazil constricted crop production. Within the metals complex, losses were experienced during February from short positions in silver and gold futures as priced moved higher as increased geo-political tensions and discouraging economic data in the U.S. spurred investor demand for the precious metals. Additional losses in the metals sector were incurred during January from long positions in copper futures as prices declined over concerns flagging manufacturing production in emerging market countries would reduce demand for the industrial metal. Within the energy markets, losses were experienced primarily during February from short positions in crude oil futures as prices rose after Energy Information Administration data indicated crude stockpiles declined during January.  A portion of the Partnership’s losses for the quarter was offset by gains achieved within the currency markets primarily during February from long positions in the British pound, Swiss franc, and euro versus the U.S. dollar as the relative value of the European currencies strengthened against the dollar. Within the global interest rate sector, gains were recorded during February from long positions in European fixed income futures as prices advanced as slowing euro-area inflation boosted speculation the European Central Bank will take more measures to stimulate the economy.  Additional gains in the this sector were experienced during January from long positions in European fixed income futures as prices advanced amid concerns for stability in many emerging market economies.

For the Quarter Ended March 31, 2013
The Partnership recorded total trading results including interest income totaling $22,078,476 and expenses totaling $3,798,873 resulting in net income of $18,279,603 for the quarter ended March 31, 2013.  The Partnership’s net asset value per Unit increased from $19.86 at December 31, 2012 to $21.67 at March 31, 2013.

During the first quarter, the Partnership posted a gain in net asset value per Unit as profits in stock indices, currencies, interest rates, metals, and agriculturals offset losses in energies. The most significant gains were recorded within the global stock index markets during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Additional gains were experienced during March from long positions in U.S. and Asian equity index futures as prices advanced after U.S. jobless claims unexpectedly dropped and amid speculation the Bank of Japan would announce further stimulus. Within the currency markets, gains were achieved primarily during January from short positions in the Japanese yen versus the U.S. dollar as the value of the yen declined on speculation the Bank of Japan would ease monetary policy further. Gains were also achieved within the global interest rate sector during February from long positions in European and U.S. fixed income futures as prices rose on uncertainty about political stability in Europe due to a stalemate in the Italian elections. Within the metals markets, gains were experienced during February from short positions in gold and silver futures as prices declined after signs of U.S. economy improvement eroded demand for precious metals as a store of value. Within the agricultural complex, gains were recorded during February from short positions in wheat futures as prices traded near the lowest level in almost eight months after snowfall in the U.S. Great Plains eased drought concerns.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

VaR is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership could result in actual trading or non-trading losses far beyond the indicated VaR or the Partnership’s experience to date (i.e., “risk of ruin”).  In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to VaR or by the Partnership’s attempts to manage its market risk.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2014 and December 31, 2013, and the highest, lowest and average values during the quarter ended March 31, 2014 and for the twelve months ended December 31, 2013.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of March 31, 2014, the Partnership’s total capitalization was approximately $153 million.

March 31, 2014
Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$9,567,334	6.24%

Interest Rate	5,913,549	3.86%

Equity	7,654,655	5.00%

Commodity	5,819,218	3.80%

Total	$28,954,756	18.90%

Three Months Ended March 31, 2014

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$11,867,128	$8,779,227	$10,284,999
Interest Rate	$7,867,490	$4,790,003	$6,453,151
Equity	$12,069,433	$6,871,377	$9,777,965
Commodity	$13,592,604	$5,100,449	$9,430,464
*Average of month-end VaR.

As of December 31, 2013, the Partnership’s total capitalization was approximately $189 million.

December 31, 2013

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$11,867,128	6.27%

Interest Rate	5,759,227	3.04%

Equity	11,225,519	5.93%

Commodity	12,418,337	6.56%

Total	$41,270,211	21.80%

                               Twelve Months Ended December 31, 2013
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$12,324,428	$3,277,358	$8,099,096
Interest Rate	$12,858,549	$2,396,602	$6,818,397
Equity	$19,754,306	$8,249,279	$13,243,272
Commodity	$13,831,861	$5,754,772	$10,350,721
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

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31,2014.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2014.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of NFA.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al.  The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million.  The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates.  On October 18, 2010, defendants filed a motion to dismiss the action.  By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had not yet incurred actual losses.  Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively.  Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively.  The complaints raise claims under both the federal securities laws and

California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates.  On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice.  The defendants filed answers to the amended complaints on October 7, 2011.  On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled.  On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice.  A bellwether trial is currently scheduled to begin in September 2014.  MS&Co. is not a defendant in connection with the securitizations at issue in that trial.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million.  Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al.  The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million.  The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates.  On March 24, 2011, the court granted plaintiff leave to file an amended complaint.  MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes.  The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”).  An amended complaint was filed on October 22, 2012.  The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013.  On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification.  On January 31, 2014, plaintiffs filed a second amended complaint.  The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure.  In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors.  The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing.  On March 25, 2014, the court denied defendants’ petition seeking permission to appeal the court’s decision granting class certification.  Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al.  An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million.  The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates.  On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts.  On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013.  The defendants filed an answer to the amended complaint on December 16, 2013.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of $1 million.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al.  An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million.  The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates.  On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013.  On May 3, 2013, MS&Co. filed its answer to the amended complaint.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al.  An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans.  The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million.  The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates.  MS&Co. filed its answer on August 17, 2012.  Trial is currently scheduled to begin in May 2015.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $115 million, and the certificates had incurred actual losses of approximately $1 million.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs.  MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates.  On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated.  On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims.  On February 6, 2013, the FDIC filed an amended consolidated complaint.  On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013.  On May 3, 2013, the FDIC filed a second amended consolidated complaint.  Trial is currently scheduled to begin in November 2014.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al.  An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million.  The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates.  On January 23, 2014, the parties reached an agreement in principle to settle the litigation.  On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al.  The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion.  The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates.  On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages.  On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint.  On April 26, 2013, the defendants filed an answer to the amended complaint.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al.  The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million.  The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages.  On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY.  The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million.  The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013.  On

January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of $25 million.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future.  In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co.  MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of unregistered securities sold to the limited partners through March 31, 2014 was $94,339,998.  The Partnership received $325,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following chart sets forth the purchases of Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Units	Dollar Value) of
			Purchased as	Units that May
		(b) Average	Part of Publicly	Yet Be Purchased
	(a) Total Number	Price Paid per	Announced	Under the
Period	of Units Purchased*	Unit**	Plans or Programs	Plans or Programs
January 1, 2014 – January 31, 2014	(115,395.201)	19.94	N/A	N/A
February 1, 2014 – February 28, 2014	(330,043.461)	19.89	N/A	N/A
March 1, 2014 – March 31, 2014	(342,004.627)	19.07	N/A	N/A
	(787,443.289)	19.54

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

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.	EXHIBITS

10.01	Amendment No. 1 to Management Agreement, dated as of April 1, 2014, among the Partnership, the General Partner and Graham.

10.02	Alternative Investment Placement Agent Agreement, dated as of April 1, 2014, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Managed Futures Premier Graham L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 13, 2014	By:	/s/Alice Lonero
Alice Lonero
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.