Form 10-Q
period 2014-06-30
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2014-08-13
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014 or

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

As of June 30, 2014, 7,297,484.305 Limited Partnership Units were outstanding.

MANAGED FUTURES PREMIER GRAHAM L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2014 and December 31, 2013	2

	Condensed Schedule of Investments as of June 30, 2014	3

	Condensed Schedule of Investments as of December 31, 2013	4

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2014 and 2013	5

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2014 and 2013	6

	Notes to Financial Statements	7-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35-42

Item 4.	Controls and Procedures	42-43

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44-56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Securities and Use of Proceeds	57

Item 4.	Mine Safety Disclosures	57

Item 5.	Other Information	58-59

Item 6.	Exhibits	59

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES PREMIER GRAHAM L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS	$	$

Trading Equity:

Unrestricted cash	121,747,007	156,238,893
Restricted cash	26,657,529	29,924,799

Total cash	148,404,536	186,163,692

Net unrealized gain on open contracts	7,696,140	8,014,894

Total Trading Equity	156,100,676	194,178,586

Interest receivable	2,196	1,722

Total Assets	156,102,872	194,180,308

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	2,662,432	3,710,954
Accrued placement agent fees	253,405	547,086
Accrued brokerage fees	253,405	324,198
Accrued management fees	221,730	324,198

Total Liabilities	3,390,972	4,906,436

Partners’ Capital:

Limited Partners (7,297,484.305 and 8,627,682.375 Units, respectively)	150,527,967	186,979,337
General Partner (105,875.441 and 105,875.441 Units, respectively)	2,183,933	2,294,535

Total Partners’ Capital	152,711,900	189,273,872

Total Liabilities and Partners’ Capital	156,102,872	194,180,308

NET ASSET VALUE PER UNIT	20.63	21.67

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2014 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	1,326,598	0.87
Equity	916,327	0.60
Foreign currency	2,886,938	1.89
Interest rate	3,223,137	2.11

Total Futures and Forward Contracts Purchased	8,353,000	5.47

Futures and Forward Contracts Sold

Commodity	(302,811)	(0.20)
Equity	(13,454)	(0.01)
Foreign currency	(86,047)	(0.05)
Interest rate	2,547	– (1)

Total Futures and Forward Contracts Sold	(399,765)	(0.26)

Unrealized Currency Loss	(257,095)	(0.17)

Net fair value	7,696,140	5.04

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

MANAGED FUTURES PREMIER GRAHAM L.P.
  STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2014	2013	2014	2013
	$	$	$	$
INVESTMENT INCOME
Interest income	5,322	15,469	16,312	49,949

EXPENSES
Placement agent fee	762,860	1,803,464	2,251,078	3,541,931
Brokerage fees	762,860	1,068,720	1,644,767	2,098,923
Management fees	667,503	1,068,720	1,549,410	2,098,923

Total Expenses	2,193,223	3,940,904	5,445,255	7,739,777

NET INVESTMENT LOSS	(2,187,901)	(3,925,435)	(5,428,943)	(7,689,828)

TRADING RESULTS
Trading profit (loss):
Net realized	6,495,020	(7,572,499)	(4,569,880)	12,916,712
Net change in unrealized	7,837,903	(9,267,125)	(318,754)	(7,712,340)

Total Trading Results	14,332,923	(16,839,624)	(4,888,634)	5,204,372

NET INCOME (LOSS)	12,145,022	(20,765,059)	(10,317,577)	(2,485,456)

NET INCOME (LOSS) ALLOCATION

Limited Partners	11,980,022	(20,531,719)	(10,206,975)	(2,469,021)
General Partner	165,000	(233,340)	(110,602)	(16,435)

NET INCOME (LOSS) PER UNIT *

Limited Partners	1.56	(2.18)	(1.04)	(0.37)
General Partner	1.56	(2.18)	(1.04)	(0.37)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	7,799,801.748	9,720,292.158	8,195,830.588	9,950,122.697

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2013	8,733,557.816	186,979,337	2,294,535	189,273,872

Subscriptions	191,999.194	3,796,321	–	3,796,321

Net Loss	–	(10,206,975)	(110,602)	(10,317,577)

Redemptions	(1,522,197.264)	(30,040,716)	–	(30,040,716)

Partners’ Capital,
June 30, 2014	7,403,359.746	150,527,967	2,183,933	152,711,900

Partners’ Capital,
December 31, 2012	10,390,744.826	203,933,047	2,379,972	206,313,019

Subscriptions	147,209.186	3,106,007	–	3,106,007

Net Loss	–	(2,469,021)	(16,435)	(2,485,456)

Redemptions	(1,064,761.777)	(21,971,136)	(300,025)	(22,271,161)

Partners’ Capital,
June 30, 2013	9,473,192.235	182,598,897	2,063,512	184,662,409

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

  Class of Units                                   Aggregate Investment
A                                           Up to $4,999,999
D                                           $5,000,000 and above

As of June 30, 2014, all Units are considered Class A Units.  The General Partner may, in its discretion, offer additional Classes of Units.

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective April 1, 2014, the monthly management fee paid by the Partnership to Graham was reduced from 1/12th of 2.00% (a 2.00% annual rate) to 1/12th of 1.75% (a 1.75% annual rate) of the net assets of the Partnership (plus “notional” funds, if any) as of the beginning of each month.

2.	Financial Highlights
Financial Highlights for the quarters ended June 30, 2014 and 2013 were as follows:

                For the Three                                               For the Six
                Months Ended June 30,                                                       Months Ended June 30,

	2014	2013	2014	2013
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 19.07	$ 21.67	$ 21.67	$ 19.86

Interest Income	– (3)	– (3)	– (3)	0.01
Expenses	(0.29)	(0.41)	(0.69)	(0.78)
Realized/Unrealized Income (Loss) (1)	1.85	(1.77)	(0.35)	0.40
Net Income (Loss)	1.56	(2.18)	(1.04)	(0.37)

Net asset value, June 30:	$ 20.63	$ 19.49	$ 20.63	$ 19.49

Ratios to average net assets:
Net Investment Loss (2)	(5.8)%	(7.7)%	(6.9)%	(7.5)%
Expenses before Incentive Fees (2)	5.8%	7.8%	7.0%	7.6%
Expenses after Incentive Fees (2)	5.8%	7.8%	7.0%	7.6%
Total return before incentive fees	8.2%	(10.1)%	(4.8)%	(1.9)%
Total return after incentive fees	8.2%	(10.1)%	(4.8)%	(1.9)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amount less than $0.005 per Unit.

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

   Class of Units                               Annualized Rate (%)
A                                           2.00%
D                                           0.75%

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

All Units outstanding at June 30, 2014 were Class A Units.

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

The net unrealized gains on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2014	5,401,887	2,294,253	7,696,140	Sep. 2018	Sep. 2014
Dec. 31, 2013	5,557,421	2,457,473	8,014,894	Mar. 2018	Mar. 2014

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

The Partnership also has credit risk because MS&Co. acts as the futures commission merchant or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which, in the aggregate, totaled $153,806,423 and $191,721,113 at June 30, 2014 and December 31, 2013, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  The primary terms are based on industry standard master netting agreements.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as of June 30, 2014, and December 31, 2013, respectively.

Offsetting of Derivative Assets and Liabilities as of June 30, 2014:
	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
	$	$	$
Assets
Futures	8,905,030	(2,871,429)	6,033,601
Forwards	3,319,081	(1,399,447)	1,919,634

Total Assets	12,224,111	(4,270,876)	7,953,235

Liabilities
Futures	(2,871,429)	2,871,429	–
Forwards	(1,399,447)	1,399,447	–

Total Liabilities	(4,270,876)	4,270,876	–

Unrealized currency loss			(257,095)

Total net unrealized gain on
open contracts			7,696,140

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of December 31, 2013:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
	$	$	$
Assets
Futures	10,656,264	(4,814,486)	5,841,778
Forwards	2,817,116	(359,643)	2,457,473

Total Assets	13,473,380	(5,174,129)	8,299,251

Liabilities
Futures	(4,814,486)	4,814,486	–
Forwards	(359,643)	359,643	–

Total Liabilities	(5,174,129)	5,174,129	–

Unrealized currency loss			(284,357)

Total net unrealized gain on
open contracts			8,014,894

The effect of Trading Activities on the Statements of Financial Condition as of June 30, 2014:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the six months(absolute quantity)
	$	$	$	$	$
Commodity	2,908,546	(1,581,948)	918,711	(1,221,522)	1,023,787	3,631
Equity	1,531,094	(614,767)	–	(13,454)	902,873	2,113
Foreign currency	2,963,830	(76,892)	363,586	(449,633)	2,800,891	3,251
Interest rate	3,304,738	(81,601)	233,606	(231,059)	3,225,684	7,212
Total	10,708,208	(2,355,208)	1,515,903	(1,915,668)	7,953,235

Unrealized currency loss					(257,095)
Total net unrealized gain on open contracts					7,696,140

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2013:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	384,705	(1,445,582)	2,808,187	(505,931)	1,241,379	3,708
Equity	6,045,517	–	440	(542,522)	5,503,435	3,144
Foreign currency	1,399,755	(184,321)	1,526,651	(200,642)	2,541,443	7,647
Interest rate	9,355	(1,791,931)	1,298,770	(503,200)	(987,006)	8,798
Total	7,839,332	(3,421,834)	5,634,048	(1,752,295)	8,299,251

Unrealized currency loss					(284,357)
Total net unrealized gain on open contracts					8,014,894

The following tables summarize the net trading results of the Partnership for the three and six months  ended June 30, 2014 and 2013, respectively.
The effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2014 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2014	Ended June 30, 2014
Type of Instrument	$	$

Commodity	(2,287,302)	(14,703,980)
Equity	6,337,153	(3,544,478)
Foreign currency	1,220,888	2,868,332
Interest rate	9,057,474	10,464,230
Unrealized currency gain	4,710	27,262
Total	14,332,923	(4,888,634)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2014:
	For the Three Months	For the Six Months
	Ended June 30, 2014	Ended June 30, 2014
Trading Results	$	$

Net realized	6,495,020	(4,569,880)
Net change in unrealized	7,837,903	(318,754)
Total Trading Results	14,332,923	(4,888,634)

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

MANAGED FUTURES PREMIER GRAHAM L.P.
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
June 30, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	8,905,030	–	n/a	8,905,030
Forwards	581,300	2,737,781	n/a	3,319,081

Total Assets	9,486,330	2,737,781	n/a	12,224,111

Liabilities
Futures	2,871,429	–	n/a	2,871,429
Forwards	955,919	443,528	n/a	1,399,447

Total Liabilities	3,827,348	443,528	n/a	4,270,876

Unrealized currency loss				(257,095)

*Net fair value	5,658,982	2,294,253	n/a	7,696,140

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	10,656,264	–	n/a	10,656,264
Forwards	–	2,817,116	n/a	2,817,116

Total Assets	10,656,264	2,817,116	n/a	13,473,380

Liabilities
Futures	4,814,486	–	n/a	4,814,486
Forwards	–	359,643	n/a	359,643

Total Liabilities	4,814,486	359,643	n/a	5,174,129

Unrealized currency loss				(284,357)

*Net fair value	5,841,778	2,457,473	n/a	8,014,894

* This amount comprises the “Net unrealized gain on open contracts” on the Statements of Financial Condition.

During the period from January 1, 2014 to June 30, 2014, and the twelve months ended December 31, 2013, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MANAGED FUTURES PREMIER GRAHAM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2014 and December 31, 2013.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of June 30, 2014, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 16.13%; Currency 34.22%; Equity 31.50%; and Commodity 18.15%.

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

As of June 30, 2014, approximately 67.10% of the Partnership’s total investment  exposure is futures contracts which are exchange-traded while approximately 32.90% is forward contracts which are off-exchange traded.

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

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2014 and 2013, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2014
The Partnership recorded total trading results including interest income totaling $14,338,245 and expenses totaling $2,193,223 resulting in net income of $12,145,022 for the three months ended June 30, 2014.  The Partnership’s net asset value per Unit increased from $19.07 at March 31, 2014 to $20.63 at June 30, 2014.

During the second quarter, the Partnership posted a gain in net asset value per Unit as trading profits in the global interest rate, global stock index, currency, and energy sectors more than offset losses within the metals and agricultural markets. The most significant gains were achieved within the global interest rates sector during April, May, and June from long positions in European fixed income futures as prices moved higher after the European Central Bank indicated it would increase stimulus measures to raise inflation. During May additional gains in the global interest rate sector were recorded from long positions in U.S. Treasury bond and Treasury note futures as prices increased amid easing investor concern the U.S. Federal Reserve would raise borrowing costs. Within the global stock index markets, gains were achieved during May from long positions in U.S. and European equity index futures as prices rallied amid speculation stronger than expected retail sales and manufacturing job growth figures during April predicted a rebound in the U.S. economy. Additional gains were experienced during June from long positions in U.S. equity index futures as prices moved higher as indicators of increased manufacturing output signaled renewed economic strength in the U.S. Within the currency markets, gains were achieved primarily during June from long positions in the British pound versus the U.S. dollar as the relative value of the British pound advanced after a report from the U.K. Office for National Statistics showed British business investment surged during the first quarter. Long positions in the British pound were also profitable during April. Within the energy sector, gains were recorded during June from long positions in crude oil and its related contracts as prices rallied on speculation tensions in Iraq and Libya would curtail oil exports from the Middle East. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals markets during June from short positions in silver and gold futures as prices rose after geopolitical unrest in the Ukraine and the Middle East increased investor demand. Within the agricultural markets, losses were recorded during June from long positions in the soybean complex as prices declined after favorable weather throughout much of the U.S. Midwest boosted soybean plantings to near record levels.

The Partnership recorded total trading results including interest income totaling $(4,872,322) and expenses totaling $5,445,255 resulting in a net loss of $10,317,577 for the six months ended June 30, 2014.  The Partnership’s net asset value per Unit decreased from $21.67 at December 31, 2014 to $20.63 at June 30, 2014.

During the first six months of the year, the Partnership recorded a loss in net asset value per Unit as trading losses in metals, agricultural, global stock index, and energy futures more than offset trading gains in the global interest rate and currency sectors.  The most significant losses were incurred within the metals complex during June from short positions in silver and gold futures as prices rose after geopolitical unrest in the Ukraine and the Middle East increased investor demand. Additional losses were recorded during February from short positions in gold and silver futures as prices climbed higher after the release of discouraging economic reports in the U.S. Within the agricultural markets, losses were experienced during February from short positions in coffee futures as prices advanced dramatically as severe drought conditions threatened crops in Brazil. Additional losses were recorded during March from short positions in wheat futures as prices advanced over concern South American crop totals would be adversely affected by drought conditions in Brazil. Within the global stock index sector, losses were incurred primarily during January from long positions in U.S., Asian, and European equity index futures as prices declined as economic growth momentum in China weakened and the U.S. Federal Reserve announced measures to further taper its quantitative easing program. Losses within the energy markets were experienced, primarily during February, from short positions in crude oil and its related contracts as prices rallied late in the month on increased consumer demand. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the global interest rate markets during May from long positions in European fixed income futures as prices moved higher after the European Central Bank indicated it would increase stimulus measures to raise inflation. During May additional gains in the global interest rate sector were recorded from long positions in U.S. Treasury bond and Treasury note futures as prices increased amid easing investor concern the U.S. Federal Reserve would raise borrowing costs. Within the currency markets, gains were achieved during February from long positions in the British pound and euro versus the U.S. dollar as the relative value of the European currencies strengthened against the dollar after the release of weaker-than-expected economic data in the U.S. Additional gains were recorded during June from long positions in the British pound versus the U.S. dollar as the relative value of the pound advanced.

For the Three and Six Months Ended June 30, 2013
The Partnership recorded total trading results including interest income totaling $(16,824,155) and expenses totaling $3,940,904 resulting in a net loss of $20,765,059 for the three months ended June 30, 2013.  The Partnership’s net asset value per Unit decreased from $21.67 at March 31, 2013 to $19.49 at June 30, 2013.

During the second quarter, the Partnership posted a loss in net asset value per Unit as losses in global interest rates, currencies, and energies offset gains within the metals, global stock index, and agricultural markets. The most significant losses were incurred within the global interest rate markets during May and June from long positions in U.S. and European interest rate futures as prices declined on speculation that central banks across Europe, the U.S., and Japan would curtail their asset purchase programs. Within the currency markets losses were recorded during May due to long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the value of these South Pacific currencies declined after the Reserve Bank of Australia cut interest rates. Additional losses were recorded in the currency sector during June due to long positions in the British pound and the euro versus the U.S. dollar as the value of these European currencies moved lower relative to the U.S. dollar during the latter half of the month on concern of weakness in European economies. Within the energy markets losses were recorded in April due to long positions in gasoline futures as prices fell after reports showed the U.S. economy grew at a slower than expected rate in the first quarter. Losses in the sector during May were attributed to long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. A portion of the Partnership’s losses was offset by gains achieved within the metals sector during April and June primarily due to short positions in gold and silver futures as prices declined sharply following the resolution to the Cyprus debt crisis and U.S. economic data topped estimates, eroding the appeal of the metals as a store of value. Within the global stock index sector, gains were achieved in May due to long positions in U.S. and European stock index futures as prices rose after gauges of U.S. leading economic indicators and consumer sentiment advanced more than estimated. Additional gains in the sector were recorded due to long positions in Asian stock index futures during April as prices increased.  Within the agricultural markets, gains were recorded during May from long positions in soybean futures as prices increased towards the end of the month amid planting delays in the U.S. and sustained demand from China.  Additional gains in the agriculturals were recorded during May from short positions in coffee and wheat futures.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of June 30, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended June 30, 2014 and for the twelve months ended December 31, 2013.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of June 30, 2014, the Partnership’s total capitalization was approximately $153 million.
                                  June 30, 2014

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$13,595,464	8.90%

Interest Rate	6,406,650	4.20%

Equity	12,513,275	8.19%

Commodity	7,209,756	4.72%

Total	$39,725,145	26.01%

                                  Three Months Ended June 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$14,334,679	$9,348,306	$12,379,089
Interest Rate	$7,585,077	$5,326,541	$6,364,010
Equity	$12,513,275	$6,893,421	$9,338,339
Commodity	$8,557,640	$5,017,977	$6,622,183
*Average month-end VaR.

As of December 31, 2013, the Partnership’s total capitalization was approximately $189 million.

                                  December 31, 2013

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$11,867,128	6.27%

Interest Rate	5,759,227	3.04%

Equity	11,225,519	5.93%

Commodity	12,418,337	6.56%

Total	$41,270,211	21.80%

Twelve Months Ended December 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$12,324,428	$3,277,358	$8,099,096
Interest Rate	$12,858,549	$2,396,602	$6,818,397
Equity	$19,754,306	$8,249,279	$13,243,272
Commodity	$13,831,861	$5,754,772	$10,350,721
*Average month-end VaR.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2014.

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

The following information supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission (“SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of National Futures Association (“NFA”).

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

The aggregate proceeds of unregistered securities sold to the limited partners through June 30, 2014 was $96,341,585.  The Partnership received $325,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following chart sets forth the purchases of Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Units	Dollar Value) of
			Purchased as	Units that May
		(b) Average	Part of Publicly	Yet Be Purchased
	(a) Total Number	Price Paid per	Announced	Under the
Period	of Units Purchased*	Unit**	Plans or Programs	Plans or Programs
April 1, 2014 – April 30, 2014	(331,005.819)	19.47	N/A	N/A
May 1, 2014 – May 31, 2014	(274,691.812)	20.19	N/A	N/A
June 1, 2014 – June 30, 2014	(129,056.344)	20.63	N/A	N/A
	(734,753.975)	19.94

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

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION
The registrant does not have a board of directors.  The registrant’s General Partner is managed by a board of directors.

Effective July 11, 2014, Ms. Alice Lonero no longer serves as Chief Financial Officer of the General Partner.

Effective July 14, 2014, Mr. Steven Ross was appointed Chief Financial Officer of the General Partner.

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014.  Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley.  Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley.  Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co.  From April 1997 to December 1997, Mr. Ross was

employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms.  Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997.  Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Item 6.	EXHIBITS

10.01	Alternative Investment Placement Agent Agreement, dated as Of October 1, 2014, by among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Managed Futures Premier Graham L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 13, 2014	By:	/s/Steven Ross
Steven Ross
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.