Form 10-Q
period 2015-09-30
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2015-11-12
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015 or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2015, 6,631,208.657 Limited Partnership Units were outstanding.

MANAGED FUTURES PREMIER GRAHAM L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MANAGED FUTURES PREMIER GRAHAM L.P.

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (Unaudited)	December 31, 2014
	$	$
ASSETS

Trading Equity:
Unrestricted cash	157,654,694	144,936,853
Restricted cash	21,421,934	22,479,675
Net unrealized gain on open contracts	5,252,714	11,089,381

Total Trading Equity	184,329,342	178,505,909

Interest receivable	184	813

Total Assets	184,329,526	178,506,722

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable to Limited Partners	1,409,551	2,217,518
Redemptions payable to General Partner	100,000	-
Accrued ongoing placement agent fees	296,588	285,638
Accrued administrative and General Partner’s fees	296,588	285,638
Accrued management fees	259,515	249,934

Total Liabilities	2,362,242	3,038,728

Partners’ Capital:
Limited Partners (6,675,654.747 and 6,404,822.920 Units, respectively)	179,972,343	173,548,977
General Partner (73,997.691 and 70,821.303 Units, respectively)	1,994,941	1,919,017

Total Partners’ Capital	181,967,284	175,467,994

Total Liabilities and Partners’ Capital	184,329,526	178,506,722

NET ASSET VALUE PER UNIT	26.96	27.10

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.

CONDENSED SCHEDULE OF INVESTMENTS

September 30, 2015 (Unaudited)

Futures and Forward Contracts Purchased	Fair Value	% of Partners’ Capital
	$
Commodity	15,778	0.01
Equity	(174,203)	(0.10)
Foreign currency	(499,601)	(0.27)
Interest rate	3,594,329	1.98

Total Futures and Forward Contracts Purchased	2,936,303	1.62

Futures and Forward Contracts Sold
Commodity	1,820,844	1.00
Equity	252,968	0.14
Foreign currency	245,062	0.13
Interest rate	(2,463)	(0.00)	(1)

Total Futures and Forward Contracts Sold	2,316,411	1.27

Net unrealized gain on open contracts	5,252,714	2.89

Net Fair Value	5,252,714	2.89

(1) Amount less than 0.005%.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2014

Futures and Forward Contracts Purchased	Fair Value	% of Partners’ Capital
	$
Commodity	(1,239,297)	(0.71)
Equity	806,619	0.46
Foreign currency	123,343	0.07
Interest rate	5,009,248	2.86

Total Futures and Forward Contracts Purchased	4,699,913	2.68

Futures and Forward Contracts Sold

Commodity	4,929,775	2.81
Equity	(344,353)	(0.20)
Foreign currency	1,793,920	1.02
Interest rate	10,126	0.01

Total Futures and Forward Contracts Sold	6,389,468	3.64

Net unrealized gain on open contracts	11,089,381	6.32

Net Fair Value	11,089,381	6.32

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	$	$	$	$
INVESTMENT INCOME
Interest income	2,251	3,868	8,869	20,180

EXPENSES
Administrative and General Partner’s fees	929,598	736,227	2,949,577	2,380,994
Ongoing placement agent fees	929,598	736,229	2,949,577	2,987,307
Management fees	813,398	644,199	2,580,880	2,193,609

Total Expenses	2,672,594	2,116,655	8,480,034	7,561,910

NET INVESTMENT LOSS	(2,670,343)	(2,112,787)	(8,471,165)	(7,541,730)

TRADING RESULTS
Trading profit (loss):
Net realized	(9,009,576)	4,520,961	13,729,728	(48,919)
Net change in unrealized	8,828,943	5,983,354	(5,724,732)	5,664,600

Total Trading Results	(180,633)	10,504,315	8,004,996	5,615,681

NET INCOME (LOSS)	(2,850,976)	8,391,528	(466,169)	(1,926,049)

NET INCOME (LOSS) ALLOCATION
Limited Partners	(2,819,414)	8,298,987	(455,494)	(1,907,988)
General Partner	(31,562)	92,541	(10,675)	(18,061)
NET INCOME (LOSS) PER UNIT*
Limited Partners	(0.41)	1.20	(0.14)	0.16
General Partner	(0.41)	1.20	(0.14)	0.16

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	6,850,927.457	7,277,188.741	6,936,411.937	7,886,251.651
* Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
		$	$	$
Partners’ Capital, December 31, 2014	6,475,644.223	173,548,977	1,919,017	175,467,994
Subscriptions	933,720.942	25,565,879	186,599	25,752,478
Net Loss	-	(455,494)	(10,675)	(466,169)
Redemptions	(659,712.727)	(18,687,019)	(100,000)	(18,787,019)

Partners’ Capital, September 30, 2015	6,749,652.438	179,972,343	1,994,941	181,967,284

Partners’ Capital, December 31, 2013	8,733,557.816	186,979,337	2,294,535	189,273,872
Subscriptions	220,765.107	4,375,520	-	4,375,520
Net Loss	-	(1,907,988)	(18,061)	(1,926,049)
Redemptions	(2,056,714.093)	(40,443,313)	(730,707)	(41,174,020)

Partners’ Capital, September 30, 2014	6,897,608.830	149,003,556	1,545,767	150,549,323

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PREMIER GRAHAM L.P.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

1.	Organization

Managed Futures Premier Graham L.P. (the “Partnership”) is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 5. Financial Instruments). Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership. Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is wholly-owned indirectly by Morgan Stanley. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). Morgan Stanley Wealth Management acts as the placement agent (the “Placement Agent”) for the Partnership. Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.

The clearing commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. Graham Capital Management, L.P. (“Graham” or the “Trading Advisor”) is the trading advisor to the Partnership and manages the assets of the Partnership pursuant to its K4D-15V Program, the Trading Advisor’s proprietary, trend-following trading program. A description of the trading activities and focus of the Trading Advisor is included on page 22 under Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2015, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). The Class of Units that a limited partner receives depends on the aggregate subscription amount made by such limited partner in the Partnership.

Class of Units	Aggregate Investments
A	Up to $4,999,999
D	$5,000,000 and above

As of September 30, 2015, all Units are considered Class A Units. The General Partner may, in its discretion, offer additional Classes of Units.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative services in connection with the operation of the Partnership, including the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; assistance in connection with certain limited partner communications; calculation and accrual of income, expenses, gains and losses; preparation of financial, performance and other reporting; coordination of the annual audit with the Partnership’s auditor; preparation of the Partnership’s draft annual financial statements and accompanying materials; assistance with updating periodic regulatory filings; provision of tax services as agreed with the General Partner; assistance in opening and operating the Partnership’s bank accounts; provision of daily profit and loss, estimated net asset value and position and reconciliation reports; and reconciliation of daily transactions, positions and cash balances to the Partnership’s brokerage and bank accounts. In addition, the Administrator will maintain certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the administrative and General Partner’s fee (formerly, the administrative fee) it receives, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator will not impact the Partnership’s break-even point.

MANAGED FUTURES PREMIER GRAHAM L.P.

NOTES TO FINANCIAL STATEMENTS

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015 and December 31, 2014, the results of its operations for the three and nine months ended September 30, 2015 and 2014, and changes in partners’ capital for the nine months ended September 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2014, Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts previously presented as unrealized currency gain (loss) on the condensed schedules of investments and included in net unrealized gain (loss) on open contracts on the statements of financial condition are now reported as part of unrestricted cash on the statements of financial condition.

Partnership’s Investments:  The fair value of exchange-traded futures, options and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

Restricted and Unrestricted Cash:  As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(1,607,930) (proceeds of $1,621,933) and $(2,589,487) (proceeds of $2,491,555) as of September 30, 2015 and December 31, 2014, respectively.

Investment Company Status:  The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

MANAGED FUTURES PREMIER GRAHAM L.P.

NOTES TO FINANCIAL STATEMENTS

Income Taxes:  Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit:  Net income (loss) per Unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights”.

Recent Accounting Pronouncement:    In May 2015, the Financial Accounting Standards Board issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at net asset value be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

MANAGED FUTURES PREMIER GRAHAM L.P.

NOTES TO FINANCIAL STATEMENTS

3.	Financial Highlights

Financial highlights for the limited partner class for the three and nine months ended September 30, 2015 and 2014 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Per Unit operating performance:
Net asset value at the beginning of the period:	$27.37	$20.63	$27.10	$21.67

Net Investment Loss (2)	(0.40)	(0.30)	(1.25)	(0.99)
Net Realized/Unrealized Gain (Loss)	(0.01)	1.50	1.11	1.15

Net Income (Loss)	(0.41)	1.20	(0.14)	0.16

Net asset value, September 30:	$26.96	$21.83	$26.96	$21.83

Ratios to average net assets: (1)
Net Investment Loss (2)	(5.8)%	(5.7)%	(5.9)%	(6.5)%

Expenses before Incentive Fees	5.8%	5.7%	5.9%	6.6%
Incentive Fees	-	-	-	-

Expenses after Incentive Fees	5.8%	5.7%	5.9%	6.6%

Total return before Incentive Fees	(1.5)%	5.8%	(0.5)%	0.7%
Incentive Fees	-	-	-	-

Total return after Incentive Fees	(1.5)%	5.8%	(0.5)%	0.7%

(1) Annualized (except for incentive fees, if applicable).
(2) Interest income less total expense.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

MANAGED FUTURES PREMIER GRAHAM L.P.

NOTES TO FINANCIAL STATEMENTS

4.	Related Party Transactions

The Partnership’s cash is on deposit in commodity brokerage accounts with Morgan Stanley and will be maintained in cash, U.S. Treasury bills and/or other permitted investments and segregated as customer funds, to the extent required by the Commodity Futures Trading Commission (“CFTC”) regulations. From time to time, a portion of the Partnership’s excess cash (the Partnership’s assets not used for futures interest trading or required margin for such trading) may be invested by MS&Co. in permitted investments chosen by the General Partner from time to time. The Partnership will receive 100% of the interest income earned on any excess cash invested in permitted investments. For excess cash which is not invested, MS&Co. credits the Partnership with interest income on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. retains any interest earned in excess of the interest paid by MS&Co. to the Partnership. For purposes of these interest credits, daily funds do not include monies due to the Partnership with respect to futures, forwards, or option contracts that have not been received. The Partnership pays an administrative and General Partner’s fee to the General Partner. The Partnership pays the Placement Agent ongoing compensation on a monthly basis equal to a percentage of the net asset value of a limited partner’s Unit as of the beginning of each month. The applicable rate payable by each limited partner is determined by the Class of Units held by such limited partner. The Partnership pays the Placement Agent the following percentage in accordance with the following schedule.

Class of Units	Annualized Rate (%)
A	2.00%
D	0.75%

The Placement Agent pays a portion of the ongoing Placement Agent fees it received from the Partnership to the Morgan Stanley Financial Advisor or Private Wealth Advisor responsible for selling the Units to the limited partner.

All Units outstanding at September 30, 2015 were Class A Units.

MANAGED FUTURES PREMIER GRAHAM L.P.

NOTES TO FINANCIAL STATEMENTS

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2015	5,546,856	(294,142)	5,252,714	Dec. 2019	Dec. 2015
Dec. 31, 2014	9,603,924	1,485,457	11,089,381	Mar. 2019	Mar. 2015

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract. The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition. The net unrealized gain (loss) on open contracts are further disclosed gross by type of contract and corresponding fair value level in Note 7, “Fair Value Measurements”.

MANAGED FUTURES PREMIER GRAHAM L.P.

NOTES TO FINANCIAL STATEMENTS

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward and exchange-traded futures-styled option contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward and exchange-traded futures-styled option contracts, is required, pursuant to regulations of the CFTC, to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward and exchange-traded futures-styled option contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures, exchange-traded forward and exchange-traded futures-styled option contracts, which, in the aggregate, totaled $184,623,484 and $177,020,452 at September 30, 2015 and December 31, 2014, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, and nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of U.S. Treasury bills, futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The futures, forwards and options traded by the Partnership, as well as the U.S. Treasury bills held by the Partnership, involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date.

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

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of September 30, 2015 and December 31, 2014, respectively.

Offsetting of Derivative Assets and Liabilities as of September 30, 2015:

		Gross Amounts Offset in the	Amounts Presented in the		Gross Amounts not Offset in the Statements of Financial Condition
	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition		Financial Instruments	Cash Collateral (Received)/Pledged**	Net Amount
	$	$	$		$	$	$

Assets
Futures	7,084,273	(1,758,395)	5,325,878	*	-	-	5,325,878
Forwards	1,780,822	(1,780,822)	-		-	-	-

Total Assets	8,865,095	(3,539,217)	5,325,878		-	-	5,325,878

Liabilities
Futures	(1,758,395)	1,758,395	-		-	-	-
Forwards	(1,853,986)	1,780,822	(73,164)	*	-	-	(73,164)

Total Liabilities	(3,612,381)	3,539,217	(73,164)		-	-	(73,164)

Net Fair Value							5,252,714	**

MANAGED FUTURES PREMIER GRAHAM L.P.

NOTES TO FINANCIAL STATEMENTS

Offsetting of Derivative Assets and Liabilities as of December 31, 2014:

	Gross Amounts Recognized	Gross Amounts Offset in the	Amounts Presented in the		Gross Amounts not Offset in the Statements of Financial Condition
		Statements of Financial Condition	Statements of Financial Condition		Financial Instruments	Cash Collateral (Received)/Pledged**	Net Amount
	$	$	$		$	$	$
Assets
Futures	12,491,366	(2,280,167)	10,211,199	*	-	-	10,211,199
Forwards	2,508,601	(1,630,419)	878,182	*	-	-	878,182

Total Assets	14,999,967	(3,910,586)	11,089,381		-	-	11,089,381

Liabilities
Futures	(2,280,167)	2,280,167	-		-	-	-
Forwards	(1,630,419)	1,630,419	-		-	-	-

Total Liabilities	(3,910,586)	3,910,586	-		-	-	-

Net Fair Value							11,089,381	**

* Included as a component of “Net unrealized gain on open contracts” on the Statements of Financial Condition.

**

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s off-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

MANAGED FUTURES PREMIER GRAHAM L.P.

NOTES TO FINANCIAL STATEMENTS

The effect of Trading Activities on the Statements of Financial Condition as of September 30, 2015:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$
Commodity	240,861	(225,083)	3,185,131	(1,364,287)	1,836,622	4,182
Equity	57,200	(231,403)	344,422	(91,454)	78,765	1,799
Foreign currency	120,065	(619,666)	1,023,287	(778,225)	(254,539)	2,492
Interest rate	3,894,130	(299,801)	-	(2,463)	3,591,866	7,683

Total net unrealized gain on open contracts	4,312,256	(1,375,953)	4,552,840	(2,236,429)	5,252,714

The effect of Trading Activities on the Statements of Financial Condition as of December 31, 2014:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	200,049	(1,439,346)	5,341,142	(411,367)	3,690,478	3,481
Equity	1,829,639	(1,023,020)	7,571	(351,924)	462,266	2,032
Foreign currency	272,443	(149,100)	1,960,060	(166,140)	1,917,263	3,005
Interest rate	5,377,201	(367,953)	11,862	(1,736)	5,019,374	7,382

Total net unrealized gain on open contracts	7,679,332	(2,979,419)	7,320,635	(931,167)	11,089,381

MANAGED FUTURES PREMIER GRAHAM L.P.

NOTES TO FINANCIAL STATEMENTS

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2015 and 2014, respectively.

The effect of Trading Activities on the Statements of Income and Expenses for the three and nine months ended September 30, 2015 included in Total Trading Results:

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Type of Instrument	$	$
Commodity	5,626,655	(3,334,782)
Equity	(10,905,356)	799,090
Foreign currency	1,673,486	8,803,522
Interest rate	3,424,582	1,737,166

Total	(180,633)	8,004,996

Line items on the Statements of Income and Expenses for the three and nine months ended September 30, 2015:

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Trading Results	$	$
Net realized	(9,009,576)	13,729,728
Net change in unrealized	8,828,943	(5,724,732)

Total Trading Results	(180,633)	8,004,996

MANAGED FUTURES PREMIER GRAHAM L.P.

NOTES TO FINANCIAL STATEMENTS

The effect of Trading Activities on the Statements of Income and Expenses for the three and nine months ended September 30, 2014 included in Total Trading Results:

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Type of Instrument	$	$
Commodity	476,148	(14,227,832)
Equity	(2,385,557)	(5,930,035)
Foreign currency	7,889,195	10,784,789
Interest rate	4,524,529	14,988,759

Total	10,504,315	5,615,681

Line items on the Statements of Income and Expenses for the three and nine months ended September 30, 2014:

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Trading Results	$	$
Net realized	4,520,961	(48,919)
Net change in unrealized	5,983,354	5,664,600

Total Trading Results	10,504,315	5,615,681

MANAGED FUTURES PREMIER GRAHAM L.P.

NOTES TO FINANCIAL STATEMENTS

7.	Fair Value Measurements

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

Transfers between levels are recognized at the end of the reporting period. During the period from January 1, 2015 to September 30, 2015, and the twelve months ended December 31, 2014, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

September 30, 2015	Level 1	Level 2	Level 3	Total
	$	$	$	$
Assets
Futures	7,084,273	-	-	7,084,273
Forwards	733,211	1,047,611	-	1,780,822

Total Assets	7,817,484	1,047,611	-	8,865,095

Liabilities
Futures	1,758,395	-	-	1,758,395
Forwards	512,233	1,341,753	-	1,853,986

Total Liabilities	2,270,628	1,341,753	-	3,612,381

*Net Fair Value	5,546,856	(294,142)	-	5,252,714

MANAGED FUTURES PREMIER GRAHAM L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014	Level 1	Level 2	Level 3	Total
	$	$	$	$
Assets
Futures	12,491,366	-	-	12,491,366
Forwards	742,680	1,765,921	-	2,508,601

Total Assets	13,234,046	1,765,921	-	14,999,967

Liabilities
Futures	2,280,167	-	-	2,280,167
Forwards	1,349,955	280,464	-	1,630,419

Total Liabilities	3,630,122	280,464	-	3,910,586

*Net Fair Value	9,603,924	1,485,457	-	11,089,381

* This amount comprises the “Net unrealized gain on open contracts” on the Statements of Financial Condition.

8.	Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than the event listed below, there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

As of November 1, 2015, the General Partner of the Partnership is offering units in Class Z. Certain limited partners who are not subject to the ongoing placement agent fee are designated to hold Class Z units. Class Z Units are not subject to an ongoing placement agent fee. Each of Class A, D and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2015, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 22.25%; Currency 37.16%; Equity 8.79%; and Commodity 31.80%.

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

The Partnership’s investment in futures, forwards, options and U.S. Treasury bills may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

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

As of September 30, 2015, approximately 64.83% of the Partnership’s total investment exposure is futures contracts which are exchange-traded, while approximately 35.17% is forward contracts which are off-exchange-traded.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are its equity in trading accounts, consisting of restricted and unrestricted cash, net unrealized gain on open contracts and investment in U.S. Treasury bills, if applicable. Redemptions, exchanges, and sales of Units in the future will affect the amount of funds available for investments in futures, forwards, options and U.S. Treasury bills in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2015 and 2014, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 20 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” on open contracts, and recorded as “Net realized trading profit (loss)” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, administrative and General Partner’s fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2015

The Partnership recorded total trading results including interest income totaling $(178,382) and expenses totaling $2,672,594, resulting in a net loss of $2,850,976 for the three months ended September 30, 2015. The Partnership’s net asset value per Unit decreased from $27.37 at June 30, 2015 to $26.96 at September 30, 2015.

During the third quarter, the Partnership posted a loss in net asset value per Unit as trading profits in the metals, global interest rate, currency, and energy sectors were more than offset by losses within the global stock index and agricultural markets. The most significant losses were incurred within the global stock index markets during August and September from long positions in U.S., European, and Asian equity index futures as prices fell amid concern a slowdown in Chinese economic growth would adversely affect the global economy. Within the agricultural complex, losses were recorded during September from short positions in wheat and corn futures as prices moved higher amid concern of potential weather-related crop damage in the U.S. Midwest. Additional losses in this sector were incurred during August from long positions in coffee and sugar futures. A majority of the Partnership’s losses for the quarter was offset by gains achieved within the metals markets primarily during July from short positions in gold and silver futures as prices declined as a strengthening U.S. dollar curbed demand for precious metals as a store of value. Additional gains during July were recorded from short positions in copper and aluminum futures as prices declined amid investor concern of slowing demand from China. Within the global interest rate sector, gain were recorded during September from long positions in European and U.S. fixed income futures as prices rallied after the U.S. Federal Open Market Committee (“FOMC”) decided to leave interest rates unchanged following its September meeting. Gains in the currency markets were primarily recorded during July from short positions in various currencies, particularly the Australian dollar and Canadian dollar, against the U.S. dollar as weakening commodity prices weighed on the Australian and Canadian economies. Within the energy markets, gains were achieved primarily during September from short positions in crude oil and its related products as prices weakened from continued high oil production in the U.S. and Middle East.

The Partnership recorded total trading results including interest income totaling $8,013,865 and expenses totaling $8,480,034, resulting in a net loss of $466,169 for the nine months ended September 30, 2015. The Partnership’s net asset value per Unit decreased from $27.10 at December 31, 2014 to $26.96 at September 30, 2015.

During the first nine months of the year, the Partnership recorded a loss in net asset value per Unit as trading gains in the currency, global interest rate, and metals sectors were more than offset by losses incurred from trading in the energy, agricultural, and global stock index markets. The most significant losses were incurred within the energy markets during February from short positions in crude oil and its related products as prices advanced as cold weather blanketed much of the U.S. and OPEC released a bullish monthly oil-market report. Additional losses in this sector were experienced during August from short positions in crude oil futures as prices surged late in the month after OPEC signaled it would consider production cuts. Within the agricultural complex, losses were recorded during June from short positions in corn, wheat, and soybean futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. Additional losses in this sector were incurred during September from short positions in wheat and corn futures. Within the global stock index markets, losses were experienced during August from long positions in Asian, European, and U.S. equity index futures as prices fell amid concern a slowdown in Chinese economic growth would adversely affect the global economy. Further losses in this sector were recorded during January, June, July, and September. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the currency markets during January from short positions in the euro versus the U.S. dollar as the relative value of the euro moved lower over renewed concerns that political turmoil in Greece could spur that nation’s exit from the Eurozone. Short positions in the Canadian dollar versus the U.S. dollar were also profitable during January as the value of the Canadian currency moved lower amid declining oil prices. Within the global interest rate sector, gains were recorded during January from long positions in European fixed income futures as prices advanced on increased speculation that slow growth in Eurozone economies would spur the European Central Bank to increase its quantitative easing measures. Additional gains were experienced during January from long positions in U.S. Treasury note and Treasury bond futures as prices climbed higher over investor sentiment that record crude oil inventories would dampen inflation projections in the U.S. Gains were also recorded within the global interest rate sector during September. Within the metals market, gains were achieved during July from short positions in copper and aluminum futures as prices declined amid investor concern of slowing demand from China.

For the Three and Nine Months Ended September 30, 2014

The Partnership recorded total trading results including interest income totaling $10,508,183 and expenses totaling $2,116,655, resulting in net income of $8,391,528 for the three months ended September 30, 2014. The Partnership’s net asset value per Unit increased from $20.63 at June 30, 2014 to $21.83 at September 30, 2014.

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

The Partnership recorded total trading results including interest income totaling $5,635,861 and expenses totaling $7,561,910, resulting in a net loss of $1,926,049 for the nine months ended September 30, 2014. The Partnership’s net asset value per Unit increased from $21.67 at December 31, 2013 to $21.83 at September 30, 2014.

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

The futures, forwards and options on such contracts traded by the Partnership and U.S. Treasury bills involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date. U.S. Treasury bills are fair valued at the last available bid price received from independent pricing services as of the close of business on the last business day of the reporting period.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended September 30, 2015 and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2015, the Partnership’s total capitalization was approximately $182 million.

	September 30, 2015
Primary Market		% of Total
Risk Category	VaR	Capitalization
Currency	$11,907,425	6.54%
Interest Rate	7,130,565	3.92%
Equity	2,816,581	1.55%
Commodity	10,186,047	5.60%

Total	$32,040,618	17.61%

	Three Months Ended September 30, 2015

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$14,711,949	$7,840,941	$9,745,860
Interest Rate	$7,270,011	$3,147,539	$5,251,304
Equity	$7,643,937	$2,816,581	$5,796,129
Commodity	$11,274,057	$7,563,782	$9,411,664

*Average of daily VaR.

As of December 31, 2014, the Partnership’s total capitalization was approximately $175 million.

	December 31, 2014
Primary Market		% of Total
Risk Category	VaR	Capitalization
Currency	$10,327,780	5.89%
Interest Rate	7,739,678	4.41%
Equity	8,378,344	4.77%
Commodity	5,767,884	3.29%

Total	$32,213,686	18.36%

	Twelve Months Ended December 31, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$14,334,679	$5,269,580	$10,736,839
Interest Rate	$8,589,802	$4,011,582	$6,757,215
Equity	$13,163,572	$5,249,235	$9,131,899
Commodity	$13,592,604	$4,679,417	$7,547,848

*Average of daily VaR.

Limitations on Value at Risk as an Assessment of Market Risk

VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to, the following:

●	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
●	changes in portfolio value caused by market movements may differ from those of the VaR model;
●	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;
●	VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
●	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership’s market-sensitive instruments, in relation to the Partnership’s net assets.

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

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting other than the engagement of an Administrator to provide the services described in Note 1 of Item 1 of this Part under the supervision of the General Partner.

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

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that the Company violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $61 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $61 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company appealed from the portion of the Court’s decision denying the Company’s motion to dismiss. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $29 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $29 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 2.    UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of unregistered securities sold to the limited partners through September 30, 2015 were $123,267,855. The Partnership received $325,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures, option, forward and swap contracts.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	82,387.579	27.90	N/A	N/A
August 1, 2015 - August 31, 2015	70,319.475	26.15	N/A	N/A
September 1, 2015 - September 30, 2015	52,283.044	26.96	N/A	N/A

	204,990.098	27.06

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

**	Redemptions of Units are affected as of the last day of each month at the net asset value per Unit as of that day.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

31.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01

Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Managed Futures Premier Graham L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 12, 2015	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer

	By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.