Form 10-Q
period 2016-03-31
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2016-05-12
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016 or

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

As of April 30, 2016, 6,571,930.843 Limited Partnership Units were outstanding.

MANAGED FUTURES PREMIER GRAHAM L.P.

PART I

Item 1. Financial Statements

Managed Futures Premier Graham L.P.

Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $137,970,340 and $120,992,891 at March 31, 2016 and December 31, 2015, respectively)	$137,973,882	$120,980,413
Unrestricted cash	12,591,474	33,848,156
Restricted cash	19,234,866	22,511,507
Net unrealized appreciation on open futures contracts	1,973,785	1,902,324
Net unrealized appreciation on open forward contracts	-	1,122,598

Total equity in trading account	171,774,007	180,364,998

Cash at bank	833	-
Interest receivable	3,430	5,188

Total assets	$171,778,270	$180,370,186

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$476,059	$-
Accrued expenses:
Ongoing placement agent fees	303,739	303,591
Administrative and General Partner’s fees	303,739	303,591
Management fees	265,772	265,642
Redemptions payable to Limited Partners	1,547,667	1,678,715

Total liabilities	2,896,976	2,551,539

Partners’ Capital:
Limited Partners (6,632,151.821 and 6,635,420.493 Units outstanding at March 31, 2016 and December 31, 2015, respectively)	167,091,793	175,857,498
General Partner (71,028.129 and 73,997.691 Units outstanding at March 31, 2016 and December 31, 2015, respectively)	1,789,501	1,961,149

Total partners’ capital (net asset value)	168,881,294	177,818,647

Total liabilities and partners’ capital	$171,778,270	$180,370,186

Net asset value per Unit	$25.19	$26.50

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

March 31, 2016

(Unaudited)

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Commodity	796	$186,845	0.11%
Equity	1,079	1,923,208	1.14
Foreign currency	6	(1,556)	(0.00) *
Interest rate	5,667	422,823	0.25

Total futures contracts purchased		2,531,320	1.50

Futures Contracts Sold
Commodity	1,296	92,556	0.05
Equity	667	(379,890)	(0.22)
Foreign currency	283	76,487	0.05
Interest rate	564	(346,688)	(0.21)

Total futures contracts sold		(557,535)	(0.33)

Net unrealized appreciation on open futures contracts		$1,973,785	1.17%

Unrealized Appreciation on Open Forward Contracts
Commodity	164	$203,900	0.12%
Foreign currency	$244,679,588	4,043,197	2.39

Total unrealized appreciation on open forward contracts		4,247,097	2.51

Unrealized Depreciation on Open Forward Contracts
Commodity	749	(1,394,800)	(0.83)
Foreign currency	$218,719,173	(3,328,356)	(1.97)

Total unrealized depreciation on open forward contracts		(4,723,156)	(2.80)

Net unrealized depreciation on open forward contracts		$(476,059)	(0.29)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
		U.S. Treasury bills, 0.135%
$103,000,000	5/19/2016	(amortized cost of $ 102,981,074)	$102,977,790	60.98%
		U.S. Treasury bills, 0.23%
$35,000,000	4/28/2016	(amortized cost of $ 34,989,266)	34,996,092	20.72

Total U.S. Government Securities			$137,973,882	81.70%

*	Due to rounding.

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Commodity	586	$230,166	0.13%
Equity	864	(496,959)	(0.28)
Foreign currency	50	(32,105)	(0.02)
Interest rate	3,827	(1,008,047)	(0.57)

Total futures contracts purchased		(1,306,945)	(0.74)

Futures Contracts Sold
Commodity	2,246	3,783,926	2.13
Equity	606	(729,667)	(0.41)
Foreign currency	70	2,440	0.00 *
Interest rate	3,147	152,570	0.09

Total futures contracts sold		3,209,269	1.81

Net unrealized appreciation on open futures contracts		$1,902,324	1.07%

Unrealized Appreciation on Open Forward Contracts
Commodity	201	$550,848	0.31%
Foreign currency	$186,734,125	1,938,821	1.09

Total unrealized appreciation on open forward contracts		2,489,669	1.40

Unrealized Depreciation on Open Forward Contracts
Commodity	489	(692,612)	(0.39)
Foreign currency	$99,908,761	(674,459)	(0.38)

Total unrealized depreciation on open forward contracts		(1,367,071)	(0.77)

Net unrealized appreciation on open forward contracts		$1,122,598	0.63%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
		U.S. Treasury bills, 0.015%
$ 121,000,000	3/3/2016	(Amortized cost of $120,992,891)	$120,980,413	68.04%

*	Due to rounding.

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier Graham L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Investment Income:
Interest income	$71,910	$3,523

Expenses:
Administrative and General Partner’s fees	910,893	1,013,297
Ongoing placement agent fees	910,893	1,013,297
Management fees	797,031	886,635

Total expenses	2,618,817	2,913,229

Net investment income (loss)	(2,546,907)	(2,909,706)

Trading Results:
Net gains (losses) on trading of commodity interests:
Trading profit (loss):
Net realized gains (losses) on closed contracts	(4,747,679)	28,738,971
Net change in unrealized gains (losses) on open contracts	(1,524,363)	(8,620,486)

Total trading results	(6,272,042)	20,118,485

Net income (loss)	$(8,818,949)	$17,208,779

Net income (loss) allocation
Limited Partners	$(8,727,301)	$17,020,829

General Partner	$(91,648)	$187,950

Net income (loss) per unit*
Limited Partners	$(1.31)	$1.88

General Partner	$(1.31)	$1.88

Weighted average number of units outstanding	6,747,798.369	7,048,736.399

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier Graham L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
Partners’ Capital, December 31, 2015	6,709,418.184	$175,857,498	$1,961,149	$177,818,647
Subscriptions	157,823.803	4,192,702	-	4,192,702
Redemptions	(164,062.037)	(4,231,106)	(80,000)	(4,311,106)
Net income (loss)	-	(8,727,301)	(91,648)	(8,818,949)

Partners’ Capital, March 31, 2016	6,703,179.950	$167,091,793	$1,789,501	$168,881,294

Partners’ Capital, December 31, 2014	6,475,644.223	$173,548,977	$1,919,017	$175,467,994
Subscriptions	712,716.803	19,319,473	186,599	19,506,072
Redemptions	(286,148.773)	(8,459,879)	-	(8,459,879)
Net income (loss)	-	17,020,829	187,950	17,208,779

Partners’ Capital, March 31, 2015	6,902,212.253	$201,429,400	$2,293,566	$203,722,966

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

1.  Organization:

Managed Futures Premier Graham L.P. (“Premier Graham” or the “Partnership”) is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

Graham Capital Management, L.P. (“Graham” or the “Trading Advisor”) is the trading advisor to the Partnership and manages the assets of the Partnership pursuant to its K4D-15V Program, the Trading Advisor’s proprietary, trend-following trading program. A description of the trading activities and focus of the Trading Advisor is included on page 21 under Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the reporting periods ended March 31, 2016 and 2015, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley.

As of March 31, 2016, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in three share classes (each, a “Class” or collectively, the “Classes”). The Class of Units that a limited partner receives generally depends on the aggregate subscription amount made by such limited partner in the Partnership, although the General Partner may determine to offer units to investors at its discretion.

Class of Units	Aggregate Investments
A	Up to $4,999,999
D	$5,000,000 and above
Z	$25,000 and above

All outstanding Units are considered Class A Units. The General Partner may, in its discretion, offer additional Classes of Units.

As of November 1, 2015, the General Partner of the Partnership began offering Class Z Units. Class Z Units may, in the future, be offered to limited partners who receive advisory services from Morgan Stanley Wealth Management and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Each of Class A, D and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units; Class Z Units are not subject to an ongoing Placement Agent fee. As of March 31, 2016, there are no Class Z Units outstanding.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the administrative and General Partner fee receives, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

2.  Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016 and December 31, 2015, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates.  The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Restricted and Unrestricted Cash.  The cash held by the Partnership is on deposit in commodity brokerage accounts with MS&Co. As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(170,629) (proceeds of $171,557) and $1,636,531 (cost of $1,638,436) as of March 31, 2016 and December 31, 2015, respectively.

Investment Company Status.  Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Income Taxes.  Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit.   Net income (loss) per Unit is calculated in accordance with ASU 946, “Financial Services-Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments. The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates fair value due to the short term nature of such balances.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

Recent Accounting Pronouncement.   In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Reclassification.  Certain prior period amounts have been reclassified to conform to current period presentation. Amounts previously presented as net unrealized gain (loss) on open contracts in the Statements of Financial Condition are now reported as net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable. In addition, amounts previously presented as futures and forward contracts purchased and futures and forward contracts sold on the Condensed Schedules of Investments are now reported as futures contracts purchased, futures contract sold, unrealized appreciation on open forward contracts and unrealized depreciation on open forward contracts, as applicable. In the financial highlights, interest income per Unit and expenses per Unit previously presented separately are now combined into net investment loss per Unit.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

3.  Financial Highlights:

Financial highlights for the limited partner class for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Per Unit Performance (for unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(0.93)	$2.85
Net investment loss	(0.38)	(0.43)

Increase (decrease) for the period	(1.31)	2.42
Net asset value per Unit, beginning of period:	26.50	27.10

Net asset value per Unit, end of period:	$25.19	$29.52

	Three Months Ended
	March 31,
	2016	2015
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.8)%	(5.7)%

Operating expenses before incentive fees	5.9%	5.7%
Incentive fees	0.0%	0.0%

Operating expenses after incentive fees	5.9%	5.7%

Total return:
Total return before incentive fees	(4.9)%	8.9%
Incentive fees	0.0%	(0.0)%

Total return after incentive fees	(4.9)%	8.9%

*

Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (except for incentive fees if applicable)

***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

4.  Financial Instruments:

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

The exchange-traded contracts and the off-exchange traded contracts are fair valued on a daily basis.

The Partnership’s contracts are accounted for on a trade-date basis. Gains or losses are realized when the contracts are liquidated and are determined using the first-in, first-out method.

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract. The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition. The net unrealized gain (loss) on open contracts are further disclosed gross by type of contract and corresponding fair value level in Note 6, “Fair Value Measurements.”

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures and exchange-traded forward contracts is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures and exchange-traded forward contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures and exchange-traded forward contracts which, in the aggregate, totaled $32,609,226 and $58,120,223 at March 31, 2016 and December 31, 2015, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

(Unaudited)

5. Trading Activities:

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2016 and 2015 were 11,237 and 13,094, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2016 and 2015 were 1,158 and 1,254, respectively. The monthly average notional values of currency forward contracts held during the three months ended March 31, 2016 and 2015 were $573,555,792 and $519,253,382, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of March 31, 2016 and December 31, 2015, respectively.

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
March 31, 2016	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$4,762,368	$(2,788,583)	$1,973,785	$-	$-	$1,973,785
Forwards	4,247,097	(4,247,097)	-	-	-	-

Total assets	$9,009,465	$(7,035,680)	$1,973,785	$-	$-	$1,973,785

Liabilities
Futures	$(2,788,583)	$2,788,583	$-	$-	$-	$-
Forwards	(4,723,156)	4,247,097	(476,059)	-	-	(476,059)

Total liabilities	$(7,511,739)	$7,035,680	$(476,059)	$-	$-	$(476,059)

Net fair value						$1,497,726	*

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2015	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$5,512,072	$(3,609,748)	$1,902,324	$-	$-	$1,902,324
Forwards	2,489,669	(1,367,071)	1,122,598	-	-	1,122,598

Total assets	$8,001,741	$(4,976,819)	$3,024,922	$-	$-	$3,024,922

Liabilities
Futures	$(3,609,748)	$3,609,748	$-	$-	$-	$-
Forwards	(1,367,071)	1,367,071	-	-	-	-

Total liabilities	$(4,976,819)	$4,976,819	$-	$-	$-	$-

Net fair value						$3,024,922	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and/or the sole counterparty to the Partnership’s off-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicates the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016
Assets
Futures Contracts
Commodity	$1,081,194
Equity	2,095,436
Foreign currency	155,303
Interest rate	1,430,435

Total unrealized appreciation on open futures contracts	4,762,368

Liabilities
Futures Contracts
Commodity	(801,793)
Equity	(552,118)
Foreign currency	(80,372)
Interest rate	(1,354,300)

Total unrealized depreciation on open futures contracts	(2,788,583)

Net unrealized appreciation on open futures contracts	$1,973,785	*

Assets
Forward Contracts
Commodity	$203,900
Foreign currency	4,043,197

Total unrealized appreciation on open forward contracts	4,247,097

Liabilities
Forward Contracts
Commodity	(1,394,800)
Foreign currency	(3,328,356)

Total unrealized depreciation on open forward contracts	(4,723,156)

Net unrealized depreciation on open forward contracts	$(476,059)	**

*        This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**      This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015
Assets
Futures Contracts
Commodity	$4,810,742
Equity	64,107
Foreign currency	47,763
Interest rate	589,460

Total unrealized appreciation on open futures contracts	5,512,072

Liabilities
Futures Contracts
Commodity	(796,650)
Equity	(1,290,733)
Foreign currency	(77,428)
Interest rate	(1,444,937)

Total unrealized depreciation on open futures contracts	(3,609,748)

Net unrealized appreciation on open futures contracts	$1,902,324	*

Assets
Forward Contracts
Commodity	$550,848
Foreign currency	1,938,821

Total unrealized appreciation on open forward contracts	2,489,669

Liabilities
Forward Contracts
Commodity	(692,612)
Foreign currency	(674,459)

Total unrealized depreciation on open forward contracts	(1,367,071)

Net unrealized appreciation on open forward contracts	$1,122,598	**

*        This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**      This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following table indicated the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
	2016		2015
Sector
Commodity	$(3,572,343)		$(1,806,887)
Equity	(2,518,996)		6,882,570
Foreign currency	(4,107,718)		7,585,734
Interest rate	3,927,015		7,457,068

Total	$(6,272,042)	***	$20,118,485	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

6. Fair Value Measurements:

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2016 and December 31, 2015 and for the periods ended March 31, 2016 and 2015, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

March 31, 2016	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$137,973,882	$-	$137,973,882	$-
Futures	4,762,368	4,762,368	-	-
Forwards	4,247,097	203,900	4,043,197	-

Total Assets	$146,983,347	$4,966,268	$142,017,079	$-

Liabilities
Futures	$2,788,583	$2,788,583	$-	$-
Forwards	4,723,156	1,394,800	3,328,356	-

Total Liabilities	$7,511,739	$4,183,383	$3,328,356	$-

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$120,980,413	$-	$120,980,413	$-
Futures	5,512,072	5,512,072	-	-
Forwards	2,489,669	550,848	1,938,821	-

Total Assets	$128,982,154	$6,062,920	$122,919,234	$-

Liabilities
Futures	$3,609,748	$3,609,748	$-	$-
Forwards	1,367,071	692,612	674,459	-

Total Liabilities	$4,976,819	$4,302,360	$674,459	$-

7.    Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2016, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 18.8%; Currency 34.7%; Equity 30.1%; and Commodity 16.4%.

Liquidity. The Partnership deposits its assets available for trading in Futures Interests with MS&Co. as its clearing commodity broker in separate futures, forwards and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade in futures, forwards and options is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of March 31, 2016, approximately 67.5% of the Partnership’s total investment exposure is futures contracts which are exchange-traded, while approximately 32.5% is forward contracts which are off-exchange-traded.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are interest receivable and the equity in its trading accounts, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, cash at bank and investment in U.S. Treasury bills at fair value, if applicable. Redemptions, exchanges, and sales of Units in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 18 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts” and recorded as “Net realized gains (losses) on closed contracts” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, administrative and General Partner’s fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three Months Ended March 31, 2016

The Partnership recorded total trading results including interest income totaling $(6,200,132) and expenses totaling $2,618,817, resulting in a net loss of $8,818,949 for the three months ended March 31, 2016. The Partnership’s net asset value per Unit decreased from $26.50 at December 31, 2015 to $25.19 at March 31, 2016.

During the first quarter, the Partnership recorded a loss in Net Asset Value per Unit as trading gains in the global interest rate and energy sectors were more than offset by losses incurred from trading in the metals, global stock index, currency, and agricultural markets. The most significant losses were incurred within the metals markets during January and February from short positions in gold and silver futures as a weakening U.S. dollar buoyed demand for precious metals. Additional losses within the metals sector during the first quarter were experienced from futures positions in base metals. Within the global stock index markets, losses were recorded during March from short positions in Asian and European equity index futures as global stocks rallied on rising commodity prices. Additional losses within the global stock index sector were experienced during January from long positions in U.S. equity index futures as prices fell sharply amid mounting investor concerns about declining oil prices and a China-led slowdown in global growth. Losses within the currency sector were recorded during February from short positions in the euro, Swiss franc, and Japanese yen versus the U.S. dollar as the relative value of the dollar weakened amid concern of growing vulnerability of the U.S. economy. Within the agricultural markets, losses were incurred during January from long positions in cocoa futures as prices tumbled as funds cut bets on higher prices and signs emerged that the crop in Ghana, the second-biggest cocoa producer, is recovering from a five-year low. Additional losses within the agricultural markets during January were incurred from positions in sugar, corn, and soybean futures. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global interest rate markets during January and February from long positions in European fixed income futures as prices rallied after European Central Bank (the “ECB”) head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero. Within the energy markets, gains were recorded during January from short positions in the crude oil complex as prices slumped after the OPEC nations failed to come to an agreement to curb global oil production. Additional gains within the energies were achieved during February from short positions in natural gas futures as prices fell as mild weather throughout much of the U.S. curbed heating demand from homes and businesses.

For the Three Months Ended March 31, 2015

The Partnership recorded total trading results including interest income totaling $20,122,008 and expenses totaling $2,913,229 resulting in net income of $17,208,779 for the three months ended March 31, 2015. The Partnership’s net asset value per Unit increased from $27.10 at December 31, 2014 to $29.52 at March 31, 2015.

During the first quarter, the Partnership recorded a gain in net asset value per Unit as trading gains in the global interest rate, currency, global stock index, and agricultural sectors more than offset losses incurred from trading in energies and metals. The most significant gains were achieved within the global interest rate sector during January from long positions in European fixed income futures as prices advanced on increased speculation that slow growth in Eurozone economies will spur the European Central Bank to increase its quantitative easing measures. Additional gains were experienced from long positions in U.S. Treasury note and Treasury bond futures as prices climbed higher over investor concern that record crude oil inventories could dampen inflation projections in the U.S. Long positions in Canadian fixed income futures also recorded gains during January. Within the currency markets, gains were experienced primarily during January from short positions in the euro versus the U.S. dollar as the relative value of the euro moved lower over renewed concerns that political turmoil in Greece could spur that nation’s exit from the Eurozone. Short positions in the Canadian dollar versus the U.S. dollar were also profitable during January as the value of the Canadian currency fell amid declining oil prices. Within the global stock index sector, gains were recorded primarily during February from long positions in U.S., European, and Asian equity index futures as prices moved higher as positive global macro-economic signals spurred investor sentiment. Within the agricultural markets, gains were achieved from short positions in wheat futures as prices moved lower during January after industry reports indicated that wheat harvests in the U.S., Brazil, and Argentine would again approach record levels in 2015. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy markets during February from short positions in crude oil and its related products as prices rallied as cold weather blanketed much of the U.S. and OPEC released a bullish monthly oil-market report. Within the metals markets, losses were experienced during February from short positions in copper futures as prices advanced amid signs global supplies would tighten. Additional losses within the metals markets were recorded during March from short positions in silver futures as prices advanced in the second half of the month on increased demand after the Federal Reserve indicated that interest rates may rise at a slower pace than previously estimated.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of held interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended March 31, 2015 and for the year ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of March 31, 2016, the Partnership’s total capitalization was approximately $169 million.

		March 31, 2016

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$9,893,998	5.86%	$13,954,174	$7,519,850	$9,725,119
Interest Rate	5,353,587	3.17	7,944,200	3,856,560	6,257,875
Equity	8,567,465	5.07	8,751,639	3,747,327	5,956,101
Commodity	4,672,139	2.77	11,649,140	4,601,475	7,713,711

Total	$28,487,189	16.87%

*Average of daily Values at Risk.

As of December 31, 2015, the Partnership’s total capitalization was approximately $178 million.

		December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$7,949,442	4.47%	$16,681,572	$478,294	$10,087,729
Interest Rate	4,489,355	2.53	8,642,932	2,605,783	5,816,284
Equity	6,906,770	3.88	13,654,856	2,816,581	8,005,840
Commodity	10,848,759	6.10	11,847,162	5,450,477	9,015,039

Total	$30,194,326	16.98%

*Average of daily Values at Risk.

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

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2016.

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

The following information supplements and amends the discussion set forth under Part I. Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”), and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth under Part 1. Item 1A in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.    UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership were sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of unregistered securities sold to the limited partners through March 31, 2016 were $131,438,456. The Partnership received $511,599 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures, option, forward and swap contracts.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	60,305.095	$26.92	N/A	N/A
February 1, 2016 - February 29, 2016	39,347.651	$26.94	N/A	N/A
March 1, 2016 - March 31, 2016	61,439.729	$25.19	N/A	N/A

	161,092.475	$26.27

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

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

31.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01

Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02

Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Managed Futures Premier Graham L.P. (Registrant)

By:	Ceres Managed Futures LLC
(General Partner)

May 12, 2016	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.