Form 10-Q
period 2016-06-30
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2016-08-11
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016 or

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

As of July 31, 2016, 6,367,599.556 Limited Partnership Units were outstanding.

MANAGED FUTURES PREMIER GRAHAM L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Managed Futures Premier Graham L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $129,919,167 and $120,992,891 at June 30, 2016 and December 31, 2015, respectively)	$129,958,764	$120,980,413
Unrestricted cash	11,820,274	33,848,156
Restricted cash	21,220,553	22,511,507
Net unrealized appreciation on open futures contracts	7,322,246	1,902,324
Net unrealized appreciation on open forward contracts	614,727	1,122,598

Total equity in trading account	170,936,564	180,364,998

Cash at bank	608	-
Interest receivable	5,163	5,188

Total assets	$170,942,335	$180,370,186

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to Limited Partners	$2,295,227	$1,678,715
Accrued expenses:
Ongoing placement agent fees	263,480	303,591
Administrative and General Partner’s fees	263,480	303,591
Management fees	230,545	265,642

Total liabilities	3,052,732	2,551,539

Partners’ Capital:
Limited Partners (6,443,686.082 and 6,635,420.493 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	166,059,145	175,857,498
General Partner (71,028.129 and 73,997.691 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	1,830,458	1,961,149

Total partners’ capital (net asset value)	167,889,603	177,818,647

Total liabilities and partners’ capital	$170,942,335	$180,370,186

Net asset value per Unit	$25.77	$26.50

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

June 30, 2016

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	1,931	$1,024,426	0.61%
Equity	1,134	234,446	0.14
Foreign currency	4	(496)	(0.00) *
Interest rate	4,763	6,500,238	3.87

Total futures contracts purchased		7,758,614	4.62

Futures Contracts Sold
Commodity	564	42,699	0.03
Equity	258	726,566	0.43
Foreign currency	59	(29,416)	(0.02)
Interest rate	911	(1,176,217)	(0.70)

Total futures contracts sold		(436,368)	(0.26)

Net unrealized appreciation on open futures contracts		$7,322,246	4.36%

Unrealized Appreciation on Open Forward Contracts
Commodity	117	$248,594	0.15%
Foreign currency	$273,458,637	7,299,013	4.35

Total unrealized appreciation on open forward contracts		7,547,607	4.50

Unrealized Depreciation on Open Forward Contracts
Commodity	350	(1,543,614)	(0.92)
Foreign currency	$112,937,781	(5,389,266)	(3.21)

Total unrealized depreciation on open forward contracts		(6,932,880)	(4.13)

Net unrealized appreciation on open forward contracts		$614,727	0.37%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$ 100,000,000	8/11/2016	U.S. Treasury bills, 0.29% (Amortized cost of $99,937,167)	$99,978,076	59.55%
$ 30,000,000	9/29/2016	U.S. Treasury bills, 0.24% (Amortized cost of $29,982,000)	29,980,688	17.86

Total U.S. Government Securities			$129,958,764	77.41%

* Due to rounding.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	586	$230,166	0.13%
Equity	864	(496,959)	(0.28)
Foreign currency	50	(32,105)	(0.02)
Interest rate	3,827	(1,008,047)	(0.57)

Total futures contracts purchased		(1,306,945)	(0.74)

Futures Contracts Sold
Commodity	2,246	3,783,926	2.13
Equity	606	(729,667)	(0.41)
Foreign currency	70	2,440	0.00 *
Interest rate	3,147	152,570	0.09

Total futures contracts sold		3,209,269	1.81

Net unrealized appreciation on open futures contracts		$1,902,324	1.07%

Unrealized Appreciation on Open Forward Contracts
Commodity	201	$550,848	0.31%
Foreign currency	$186,734,125	1,938,821	1.09

Total unrealized appreciation on open forward contracts		2,489,669	1.40

Unrealized Depreciation on Open Forward Contracts
Commodity	489	(692,612)	(0.39)
Foreign currency	$99,908,761	(674,459)	(0.38)

Total unrealized depreciation on open forward contracts		(1,367,071)	(0.77)

Net unrealized appreciation on open forward contracts		$1,122,598	0.63%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$ 121,000,000	3/3/2016	U.S. Treasury bills, 0.015% (Amortized cost of $120,992,891)	$120,980,413	68.04%

* Due to rounding.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$91,652	$3,095	$163,562	$6,618

Expenses:
Administrative and General Partner’s fees	825,585	1,006,682	1,736,478	2,019,979
Ongoing placement agent fees	825,585	1,006,682	1,736,478	2,019,979
Management fees	722,387	880,847	1,519,418	1,767,482

Total expenses	2,373,557	2,894,211	4,992,374	5,807,440

Net investment loss	(2,281,905)	(2,891,116)	(4,828,812)	(5,800,822)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(558,938)	(5,999,667)	(5,306,617)	22,739,304
Net change in unrealized gains (losses) on open contracts	6,439,917	(5,933,189)	4,915,554	(14,553,675)

Total trading results	5,880,979	(11,932,856)	(391,063)	8,185,629

Net income (loss)	$3,599,074	$(14,823,972)	$(5,219,875)	$2,384,807

Net income (loss) allocation
Limited Partners	$3,558,117	$(14,656,909)	$(5,169,184)	$2,363,920
General Partner	$40,957	$(167,063)	$(50,691)	$20,887
Net income (loss) per Unit*
Limited Partners	$0.58	$(2.15)	$(0.73)	$0.27
General Partner	$0.58	$(2.15)	$(0.73)	$0.27

Weighted average number of Units outstanding	6,710,915.453	6,911,746.670	6,756,036.966	6,979,862.612

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
Partners’ Capital, December 31, 2015	6,709,418.184	$175,857,498	$1,961,149	$177,818,647
Subscriptions	347,961.107	8,891,445	-	8,891,445
Redemptions	(542,665.080)	(13,520,614)	(80,000)	(13,600,614)
Net income (loss)	-	(5,169,184)	(50,691)	(5,219,875)

Partners’ Capital, June 30, 2016	6,514,714.211	$166,059,145	$1,830,458	$167,889,603

Partners’ Capital, December 31, 2014	6,475,644.223	$173,548,977	$1,919,017	$175,467,994
Subscriptions	802,906.210	21,940,879	186,599	22,127,478
Redemptions	(451,013.430)	(13,140,000)	-	(13,140,000)
Net income (loss)	-	2,363,920	20,887	2,384,807

Partners’ Capital, June 30, 2015	6,827,537.003	$184,713,776	$2,126,503	$186,840,279

See accompanying notes to financial statements.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership. Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is wholly-owned indirectly by Morgan Stanley. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). This entity previously acted as a non-clearing commodity broker for the Partnership and currently acts as the placement agent for the Partnership. Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.

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

During the reporting periods ended June 30, 2016 and 2015, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley.

As of June 30, 2016, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in three share classes (each, a “Class” or collectively, the “Classes”). The Class of Units that a limited partner receives generally depends on the aggregate subscription amount made by such limited partner in the Partnership, although the General Partner may determine to offer units to investors at its discretion.

Class of Units	Aggregate Investments
A	Up to $4,999,999
D	$5,000,000 and above
Z	$25,000 and above

All outstanding Units are considered Class A Units. The General Partner may, in its discretion, offer additional Classes of Units.

As of November 1, 2015, the General Partner of the Partnership began offering Class Z Units. Class Z Units may, in the future, be offered to limited partners who receive advisory services from Morgan Stanley Wealth Management and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Each of Class A, D and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units; Class Z Units are not subject to an ongoing placement agent fee. As of June 30, 2016, there are no Class Z Units outstanding.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015 and changes in partners’ capital for the six months ended June 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Statement of Cash Flows: The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investments: All commodity interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s Statements of Income and Expenses.

Restricted and Unrestricted Cash: The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and option contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(3,459,189) (proceeds of $3,460,787) and $1,636,531 (cost of $1,638,436) as of June 30, 2016 and December 31, 2015, respectively.

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

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

Net Income (Loss) per Unit: Net income (loss) per Unit is calculated in accordance with ASU 946, “Financial Services- Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments: The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates fair value due to the short term nature of such balances.

Recent Accounting Pronouncement: In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Reclassification: Certain prior period amounts have been reclassified to conform to current period presentation. Amounts previously presented as net unrealized gain (loss) on open contracts in the Statements of Financial Condition are now reported as net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable. In addition, amounts previously presented as futures and forward contracts purchased and futures and forward contracts sold on the Condensed Schedules of Investments are now reported as futures contracts purchased, futures contracts sold, unrealized appreciation on open forward contracts and unrealized depreciation on open forward contracts, as applicable.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$0.92	$(1.72)	$(0.01)	$1.12
Net investment loss	(0.34)	(0.43)	(0.72)	(0.85)

Increase (decrease) for the period	0.58	(2.15)	(0.73)	0.27
Net asset value per Unit, beginning of period	25.19	29.52	26.50	27.10

Net asset value per Unit, end of period	$25.77	$27.37	$25.77	$27.37

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.6)%	(5.9)%	(5.7)%	(6.0)%

Operating expenses before incentive fees	5.8%	5.9%	5.9%	6.0%
Incentive fees	-	-	-	-

Operating expenses after incentive fees	5.8%	5.9%	5.9%	6.0%

Total return:
Total return before incentive fees	2.3%	(7.3)%	(2.8)%	1.0%
Incentive fees	-	-	-	-

Total return after incentive fees	2.3%	(7.3)%	(2.8)%	1.0%

*

Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (other than incentive fees, if applicable)

***	Interest income less total expenses.

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

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures and exchange-traded forward contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures and exchange-traded forward contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures and exchange-traded forward contracts, which, in the aggregate, totaled $39,068,053 and $58,120,223 at June 30, 2016 and December 31, 2015, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

The Partnership does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s Statements of Income and Expenses.

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

The futures, forwards and options traded, as well as the U.S. Treasury bills held by the Partnership, involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2016 and 2015 were 10,612 and 12,486, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2016 and 2015 were 10,924 and 12,790, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2016 and 2015 were 1,131 and 1,571, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2016 and 2015 were 1,145 and 1,412, respectively. The monthly average notional values of currency forward contracts held during the three months ended June 30, 2016 and 2015 were $606,475,671 and $629,992,402, respectively. The monthly average notional values of currency forward contracts held during the six months ended June 30, 2016 and 2015 were $590,015,732 and $574,622,892, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of June 30, 2016 and December 31, 2015, respectively.

	Gross	Gross Amounts Offset in the Statements of	Amounts Presented in the Statements of	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2016	Amounts Recognized	Financial Condition	Financial Condition	Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$11,803,185	$(4,480,939)	$7,322,246	$-	$-	$7,322,246
Forwards	7,547,607	(6,932,880)	614,727	-	-	614,727

Total assets	$19,350,792	$(11,413,819)	$7,936,973	$-	$-	$7,936,973

Liabilities
Futures	$(4,480,939)	$4,480,939	$-	$-	$-	$-
Forwards	(6,932,880)	6,932,880	-	-	-	-

Total liabilities	$(11,413,819)	$11,413,819	$-	$-	$-	$-

Net fair value						$7,936,973	*

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

	Gross	Gross Amounts Offset in the Statements of	Amounts Presented in the Statements of	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2015	Amounts Recognized	Financial Condition	Financial Condition	Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$5,512,072	$(3,609,748)	$1,902,324	$-	$-	$1,902,324
Forwards	2,489,669	(1,367,071)	1,122,598	-	-	1,122,598

Total assets	$8,001,741	$(4,976,819)	$3,024,922	$-	$-	$3,024,922

Liabilities
Futures	$(3,609,748)	$3,609,748	$-	$-	$-	$-
Forwards	(1,367,071)	1,367,071	-	-	-	-

Total liabilities	$(4,976,819)	$4,976,819	$-	$-	$-	$-

Net fair value						$3,024,922	*

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016
Assets
Futures Contracts
Commodity	$3,411,775
Equity	1,828,868
Foreign currency	54,336
Interest rate	6,508,206

Total unrealized appreciation on open futures contracts	11,803,185

Liabilities
Futures Contracts
Commodity	(2,344,650)
Equity	(867,856)
Foreign currency	(84,248)
Interest rate	(1,184,185)

Total unrealized depreciation on open futures contracts	(4,480,939)

Net unrealized appreciation on open futures contracts	$7,322,246	*

Assets
Forward Contracts
Commodity	$248,594
Foreign currency	7,299,013

Total unrealized appreciation on open forward contracts	7,547,607

Liabilities
Forward Contracts
Commodity	(1,543,614)
Foreign currency	(5,389,266)

Total unrealized depreciation on open forward contracts	(6,932,880)

Net unrealized appreciation on open forward contracts	$614,727	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2016		2015		2016		2015
Commodity	$1,134,831		$(7,154,550)		$(2,437,512)		$(8,961,437)
Equity	(2,012,819)		4,821,876		(6,120,537)		11,704,446
Foreign currency	396,551		(769,358)		(2,122,445)		7,130,036
Interest rate	6,362,416		(8,830,824)		10,289,431		(1,687,416)

Total	$5,880,979	***	$(11,932,856)	***	$(391,063)	***	$8,185,629	***

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2016 and December 31, 2015 and for the periods ended June 30, 2016 and 2015, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

June 30, 2016	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$129,958,764	$-	$129,958,764	$-
Futures	11,803,185	11,803,185	-	-
Forwards	7,547,607	248,594	7,299,013	-

Total assets	$149,309,556	$12,051,779	$137,257,777	$-

Liabilities
Futures	$4,480,939	$4,480,939	$-	$-
Forwards	6,932,880	1,543,614	5,389,266	-

Total liabilities	$11,413,819	$6,024,553	$5,389,266	$-

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$120,980,413	$-	$120,980,413	$-
Futures	5,512,072	5,512,072	-	-
Forwards	2,489,669	550,848	1,938,821	-

Total assets	$128,982,154	$6,062,920	$122,919,234	$-

Liabilities
Futures	$3,609,748	$3,609,748	$-	$-
Forwards	1,367,071	692,612	674,459	-

Total liabilities	$4,976,819	$4,302,360	$674,459	$-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2016, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 18.4%; Currency 27.0%; Equity 25.2%; and Commodity 29.4%.

Liquidity:    The Partnership deposits its assets available for trading in Futures Interests with MS&Co. as its clearing commodity broker in separate futures, forwards and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade in futures, forwards and options is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of June 30, 2016, approximately 73.6% of the Partnership’s total investment exposure is futures contracts which are exchange-traded, while approximately 26.4% is forward contracts which are off-exchange-traded.

Capital Resources:    The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are its cash at bank, interest receivable and the equity in its trading accounts, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable. Redemptions, exchanges, and sales of Units in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations:    The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Results of Operations

General:    The Partnership’s results depend on the Trading Advisor and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.

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

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts” and recorded as “Net realized gains (losses) on closed contracts” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, administrative and General Partner’s fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2016

The Partnership recorded total trading results including interest income totaling $5,972,631 and expenses totaling $2,373,557, resulting in net income of $3,599,074 for the three months ended June 30, 2016. The Partnership’s net asset value per Unit increased from $25.19 at March 31, 2016 to $25.77 at June 30, 2016.

During the second quarter, the Partnership posted a gain in net asset value per Unit as trading profits in the global interest rate, agricultural, metals, and currency sectors more than offset losses within the energy and global stock index markets. The most significant gains were achieved within the global interest rate markets during June from long positions in European and U.S. fixed income futures as prices advanced as investors sought out the relative safety of government debt amid the turmoil surrounding the U.K. referendum vote to leave the European Union. Additional gains within the fixed income sector were recorded during May. Within the agricultural markets, gains were recorded during May and June from long positions in soybean futures as prices advanced as flooding and adverse weather in South America threatened to curtail grain exports. Gains within the metals markets were experienced during June from long positions in silver and gold futures as prices rallied amid concerns over what Britain leaving the European Union would mean for the European political and economic landscape. Within the currency sector, gains were achieved during June from long positions in the Japanese yen versus the U.S. dollar as the relative value of the Asian currency surged as investors sought out “safe haven” assets. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy markets during June from short positions in natural gas futures as prices increased dramatically as extreme hot weather throughout much of the U.S. spurred cooling demand from homes and businesses. Additional losses within the energy sector were experienced during April from short positions in crude oil and its related products as prices moved higher as production levels in the U.S. decreased. Within the global stock index sector, losses were experienced during April from short positions in European equity index futures as prices rallied early in the month amid signs of optimism about the global economy.

The Partnership recorded total trading results including interest income totaling $(227,501) and expenses totaling $4,992,374, resulting in a net loss of $5,219,875 for the six months ended June 30, 2016. The Partnership’s net asset value per Unit decreased from $26.50 at December 31, 2015 to $25.77 at June 30, 2016.

During the first six months of the year, the Partnership recorded a loss in net asset value per Unit as trading gains in the global interest rate and agricultural sectors were more than offset by losses incurred from trading in the global stock index, metals, currency, and energy markets. The most significant losses were incurred within the global stock index sector during March and April from short positions in Asian and European equity index futures as global stocks rallied on rising commodity prices. Additional losses within the global stock index sector were experienced during January from long positions in U.S. equity index futures as prices fell sharply amid mounting investor concerns about declining oil prices and a China-led slowdown in global growth. Within the metals markets, losses were experienced during May from long positions in gold and silver futures as prices declined as a strengthening U.S. dollar diminished investor demand for precious metals. Additional losses within the metals sector were experienced during the first quarter from futures positions in base metals. Losses within the currency sector were recorded during May from long positions in the Japanese yen, Australian dollar, and euro versus the U.S. dollar after the relative value of the U.S. currency rallied after hawkish comments from the U.S. Federal Reserve increased speculation that interest rates could be increased as early as June. Additional currency losses were experienced during February from short positions in the euro, Swiss franc, and Japanese yen versus the U.S. dollar as the relative value of the dollar weakened amid concern of growing vulnerability of the U.S. economy. Within the energy markets, losses were incurred during June from short positions in natural gas futures as prices increased dramatically amid increasing demand for cooling throughout much of the U.S. Further losses in this sector were recorded during March and April from short positions in crude oil futures as prices moved higher after industry reports indicated U.S. oil rig counts continued to decline. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the global interest rate markets primarily during June from long positions in European and U.S. fixed income futures as prices advanced amid the economic uncertainty surrounding the European political situation. Additional gains were achieved during January and February from long positions in European fixed income futures as prices rallied after European Central Bank (the “ECB”) head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero. Within the agricultural sector, gains were recorded during June from long positions in the soybean complex as prices moved higher as extreme weather conditions in South America threatened the regions crops. Additional gains within the agricultural sector were recorded during May from positions in wheat, soybean, and corn futures.

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

The Partnership’s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading. The Partnership’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date as discussed under the “Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk tables disclosed.

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

The Partnership’s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisor in their daily risk management activities.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended June 30, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K.

As of June 30, 2016, the Partnership’s total capitalization was $167,889,603.

		June 30, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currency	$7,784,020	4.64%	$14,805,298	$5,901,760	$10,124,349
Interest Rate	5,299,777	3.16	6,108,542	4,452,237	5,227,255
Equity	7,267,752	4.33	9,683,337	6,327,665	8,046,829
Commodity	8,495,646	5.06	9,782,856	4,692,136	6,867,769

Total	$28,847,195	17.19%

*Average of daily Values at Risk.

As of December 31, 2015, the Partnership’s total capitalization was 177,818,647.

		December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currency	$7,949,442	4.47%	$16,681,572	$478,294	$10,087,729
Interest Rate	4,489,355	2.53	8,642,932	2,605,783	5,816,284
Equity	6,906,770	3.88	13,654,856	2,816,581	8,005,840
Commodity	10,848,759	6.10	11,847,162	5,450,477	9,015,039

Total	$30,194,326	16.98%

*Average of daily Values at Risk.

Limitations on Value at Risk as an Assessment of Market Risk

Value at Risk models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, Value at Risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to, the following:

●	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
●	changes in portfolio value caused by market movements may differ from those of the Value at Risk model;
●	Value at Risk results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;
●	Value at Risk using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
●	the historical market risk factor data used for Value at Risk estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2016.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012, and 2011. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (the “Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of unregistered securities sold to the limited partners through June 30, 2016 were $136,137,200. The Partnership received $511,599 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures, option, forward and swap contracts.

The following chart sets forth the purchases of Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Units	Dollar Value) of
			Purchased as Part	Units that May
		(b) Average	of Publicly	Yet Be Purchased
	(a) Total Number	Price Paid per	Announced	Under the
Period	of Units Purchased*	Unit**	Plans or Programs	Plans or Programs
April 1, 2016 - April 30, 2016	85,974.972	$24.67	N/A	N/A
May 1, 2016 - May 31, 2016	203,562.208	23.94	N/A	N/A
June 1, 2016 - June 30, 2016	89,065.863	25.77	N/A	N/A

	378,603.043	$24.54

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

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — Not applicable.

Item 5. Other Information — None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAGED FUTURES PREMIER GRAHAM L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: August 11, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 11, 2016