Form 10-Q
period 2016-09-30
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2016-11-10
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 000-25603

MANAGED FUTURES PREMIER GRAHAM L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4018068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC 522 Fifth Avenue New York, New York 10036
(Address of principal executive offices) (Zip Code)

(855) 672-4468
(Registrant’s telephone number, including area code)

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

Yes X    No

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

Yes    No X

As of October 31, 2016, 6,037,869.048 Limited Partnership Units of Class A were outstanding and 0.000 Limited Partnership Units of Class Z were outstanding.

MANAGED FUTURES PREMIER GRAHAM L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Managed Futures Premier Graham L.P.

Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $117,926,701 and $120,992,891 at September 30, 2016 and December 31, 2015, respectively)	$117,964,721	$120,980,413
Unrestricted cash	16,718,561	33,848,156
Restricted cash	18,744,195	22,511,507
Net unrealized appreciation on open futures contracts	1,061,540	1,902,324
Net unrealized appreciation on open forward contracts	800,377	1,122,598

Total equity in trading account	155,289,394	180,364,998

Cash at bank	413	-
Interest receivable	4,055	5,188

Total assets	$155,293,862	$180,370,186

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Administrative and General Partner’s fees	$261,781	$303,591
Ongoing placement agent fees	258,840	303,591
Management fees	229,059	265,642
Redemptions payable to General Partner	50,000	-
Redemptions payable to Limited Partners	2,628,877	1,678,715

Total liabilities	3,428,557	2,551,539

Partners’ Capital:
General Partner, Class A, 0.000 and 73,997.691 Units outstanding at September 30, 2016 and December 31, 2015, respectively	-	1,961,149
General Partner, Class Z, 177,782.627 and 0.000 Units outstanding at September 30, 2016 and December 31, 2015, respectively	1,689,593	-
Limited Partners, Class A, 6,163,049.874 and 6,635,420.493 Units outstanding at September 30, 2016 and December 31, 2015, respectively	150,175,712	175,857,498

Total partners’ capital (net asset value)	151,865,305	177,818,647

Total liabilities and partners’ capital	$155,293,862	$180,370,186

Net asset value per Unit:
Class A	$24.37	$26.50

Class Z	$9.50	$-

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

September 30, 2016

(Unaudited)

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Commodity	963	$ 257,782	0.17%
Equity	1,124	508,661	0.33
Currencies	28	8,475	0.01
Interest Rates	3,742	1,039,694	0.68
Total futures contracts purchased		1,814,612	1.19

Futures Contracts Sold
Commodity	1,156	(146,835)	(0.10)
Equity	697	(400,245)	(0.26)
Currencies	147	(44,523)	(0.03)
Interest Rates	1,826	(161,469)	(0.10)
Total futures contracts sold		(753,072)	(0.49)
Net unrealized appreciation on open futures contracts		$ 1,061,540	0.70%

Unrealized Appreciation on Open Forward Contracts
Commodity	302	$ 474,231	0.31%
Currencies	$ 167,095,262	1,956,233	1.29
Total unrealized appreciation on open forward contracts		2,430,464	1.60

Unrealized Depreciation on Open Forward Contracts
Commodity	232	(1,085,226)	(0.71)
Currencies	$ 164,010,418	(544,861)	(0.36)
Total unrealized depreciation on open forward contracts		(1,630,087)	(1.07)
Net unrealized appreciation on open forward contracts		$ 800,377	0.53%

U.S. Government Securities

				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
$ 88,000,000	11/17/2016	U.S. Treasury bills, 0.28%* (Amortized cost of $87,941,138)	$ 87,982,675	57.94%
$ 25,000,000	12/29/2016	U.S. Treasury bills, 0.215%* (Amortized cost of $24,986,563)	24,983,536	16.45
$ 5,000,000	12/8/2016	U.S. Treasury bills, 0.10%* (Amortized cost of $4,999,000)	4,998,510	3.29
Total U.S. Government Securities			$ 117,964,721	77.68%

* Liquid non-cash held as collateral.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Commodity	586	$ 230,166	0.13%
Equity	864	(496,959)	(0.28)
Currencies	50	(32,105)	(0.02)
Interest Rates	3,827	(1,008,047)	(0.57)
Total futures contracts purchased		(1,306,945)	(0.74)

Futures Contracts Sold
Commodity	2,246	3,783,926	2.13
Equity	606	(729,667)	(0.41)
Currencies	70	2,440	0.00 **
Interest Rates	3,147	152,570	0.09
Total futures contracts sold		3,209,269	1.81
Net unrealized appreciation on open futures contracts		$ 1,902,324	1.07%

Unrealized Appreciation on Open Forward Contracts
Commodity	201	$ 550,848	0.31%
Currencies	$ 186,734,125	1,938,821	1.09
Total unrealized appreciation on open forward contracts		2,489,669	1.40

Unrealized Depreciation on Open Forward Contracts
Commodity	489	(692,612)	(0.39)
Currencies	$ 99,908,761	(674,459)	(0.38)
Total unrealized depreciation on open forward contracts		(1,367,071)	(0.77)
Net unrealized appreciation on open forward contracts		$ 1,122,598	0.63%

U.S. Government Securities

% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
$ 121,000,000	3/3/2016	U.S. Treasury bills, 0.015%* (Amortized cost of $120,992,891)	$ 120,980,413	68.04%

* Liquid non-cash held as collateral.

** Due to rounding.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$103,814	$2,251	$267,376	$8,869

Expenses:
Administrative and General Partner’s fees	817,802	929,598	2,554,280	2,949,577
Ongoing placement agent fees	808,766	929,598	2,545,244	2,949,577
Management fees	715,576	813,398	2,234,994	2,580,880

Total expenses	2,342,144	2,672,594	7,334,518	8,480,034

Net investment loss	(2,238,330)	(2,670,343)	(7,067,142)	(8,471,165)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(689,792)	(9,009,576)	(5,996,409)	13,729,728
Net change in unrealized gains (losses) on open contracts	(6,076,969)	8,828,943	(1,161,415)	(5,724,732)

Total trading results	(6,766,761)	(180,633)	(7,157,824)	8,004,996

Net income (loss)	$(9,005,091)	$(2,850,976)	$(14,224,966)	$(466,169)

Net income (loss) allocation by Class:
Class A	$(8,914,226)	$(2,850,976)	$(14,134,101)	$(466,169)

Class Z	$(90,865)	$-	$(90,865)	$-

Net asset value per Unit:
Class A (6,163,049.874 and 6,749,652.438 Units outstanding at September 30, 2016 and 2015, respectively)	$24.37	$26.96	$24.37	$26.96

Class Z (177,782.627 and 0.000 Units outstanding at September 30, 2016 and 2015, respectively)	$9.50	$-	$9.50	$-

Net income (loss) per Unit: *
Class A	$(1.40)	$(0.41)	$(2.13)	$(0.14)

Class Z	$(0.50)	$-	$(0.50)	$-

Weighted average Units outstanding:
Class A	6,390,775.789	6,850,927.457	6,634,283.241	6,936,411.937

Class Z	183,045.785	-	183,045.785	-

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2015	$177,818,647	6,709,418.184	$-	-	$177,818,647	6,709,418.184
Subscriptions - Limited Partners	9,482,749	371,088.484	-	-	9,482,749	371,088.484
Subscriptions - General Partner	-	-	1,830,458	183,045.785	1,830,458	183,045.785
Redemptions - Limited Partners	(21,081,125)	(843,459.103)	-	-	(21,081,125)	(843,459.103)
Redemptions - General Partner	(1,910,458)	(73,997.691)	(50,000)	(5,263.158)	(1,960,458)	(79,260.849)
Net income (loss)	(14,134,101)	-	(90,865)	-	(14,224,966)	-

Partners’ Capital, September 30, 2016	$150,175,712	6,163,049.874	$1,689,593	177,782.627	$151,865,305	6,340,832.501

Partners’ Capital, December 31, 2014	$175,467,994	6,475,644.223	$-	-	$175,467,994	6,475,644.223
Subscriptions - Limited Partners	25,565,879	926,835.355	-	-	25,565,879	926,835.355
Subscriptions - General Partner	186,599	6,885.587	-	-	186,599	6,885.587
Redemptions - Limited Partners	(18,687,019)	(656,003.528)	-	-	(18,687,019)	(656,003.528)
Redemptions - General Partner	(100,000)	(3,709.199)	-	-	(100,000)	(3,709.199)
Net income (loss)	(466,169)	-	-	-	(466,169)	-

Partners’ Capital, September 30, 2015	$181,967,284	6,749,652.438	$-	-	$181,967,284	6,749,652.438

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Managed Futures Premier Graham L.P. (“Premier Graham” or the “Partnership”) is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

During the reporting periods ended September 30, 2016 and 2015, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley.

As of September 30, 2016, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in three share classes (each, a “Class” or collectively, the “Classes”). The Class of Units that a limited partner receives generally depends on the aggregate subscription amount made by such limited partner in the Partnership, although the General Partner may determine to offer units to investors at its discretion.

Class of Units	Aggregate Investments
A	Up to $4,999,999
D	$5,000,000 and above
Z	$25,000 and above

As of November 1, 2015, the General Partner of the Partnership began offering Class Z Units. All Units issued prior to June 30, 2016 were deemed Class A Units. The rights, liabilities, risks, and fees associated with investment in the Class A Units did not change. Class Z Units were first issued on July 1, 2016 at $10 per Unit. Class Z Units are offered to limited partners who receive advisory services from Morgan Stanley Wealth Management and certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Each of Class A, D and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units; Class Z Units are not subject to an ongoing placement agent fee.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the administrative and General Partner fee receives, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015 and changes in partners’ capital for the nine months ended September 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investments. All commodity interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses.

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and option contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(587,427) (proceeds of $587,112) and $1,636,531 (cost of $1,638,436) as of September 30, 2016 and December 31, 2015, respectively.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

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

Net Income (Loss) per Unit. Net income (loss) per Unit is calculated in accordance with Accounting Standards Codification (“ASC”) 946 “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments. The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates fair value due to the short term nature of such balances.

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

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. Amounts previously presented as net unrealized gain (loss) on open contracts in the Statements of Financial Condition are now reported as net unrealized appreciation on open futures contracts, net unrealized depreciation on open futures contracts, net unrealized appreciation on open forward contracts and net unrealized depreciation on open forward contracts, as applicable. In addition, amounts previously presented as futures and forward contracts purchased and futures and forward contracts sold on the Condensed Schedules of Investments are now reported as futures contracts purchased, futures contracts sold, unrealized appreciation on open forward contracts and unrealized depreciation on open forward contracts, as applicable.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	Class A	Class A	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(1.06)	$(0.01)	$(1.07)	$1.11
Net investment loss	(0.34)	(0.40)	(1.06)	(1.25)

Increase (decrease) for the period	(1.40)	(0.41)	(2.13)	(0.14)
Net asset value per Unit, beginning of period	25.77	27.37	26.50	27.10

Net asset value per Unit, end of period	$24.37	$26.96	$24.37	$26.96

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	Class A	Class A	Class A	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.6)%	(5.8)%	(5.6)%	(5.9)%

Operating expenses	5.8%	5.8%	5.9%	5.9%
Incentive fees	-	-	-	-

Total expenses	5.8%	5.8%	5.9%	5.9%

Total return:
Total return before incentive fees	(5.4)%	(1.5)%	(8.0)%	(0.5)%
Incentive fees	-	-	-	-

Total return after incentive fees	(5.4)%	(1.5)%	(8.0)%	(0.5)%

*

Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (except for incentive fees).

***	Interest income less total expenses.

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

The futures, forwards and options traded, and the U.S. Treasury bills held by the Partnership, involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently, in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

5.	Trading Activities:

The Partnership’s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisor will take speculative positions in Futures Interests where it feels the best profit opportunities exist for its trading strategy. As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2016 and 2015 were 10,279 and 11,410, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2016 and 2015 were 10,709 and 12,330, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2016 and 2015 were 1,033 and 1,625, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2016 and 2015 were 1,107 and 1,483, respectively. The monthly average notional values of currency forward contracts held during the three months ended September 30, 2016 and 2015 were $544,187,733 and $521,641,474, respectively. The monthly average notional values of currency forward contracts held during the nine months ended September 30, 2016 and 2015 were $574,739,732 and $556,962,419, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of September 30, 2016 and December 31, 2015, respectively.

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
September 30, 2016	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$4,038,276	$(2,976,736)	$1,061,540	$-	$-	$1,061,540
Forwards	2,430,464	(1,630,087)	800,377	-	-	800,377

Total assets	$6,468,740	$(4,606,823)	$1,861,917	$-	$-	$1,861,917

Liabilities
Futures	$(2,976,736)	$2,976,736	$-	$-	$-	$-
Forwards	(1,630,087)	1,630,087	-	-	-	-

Total liabilities	$(4,606,823)	$4,606,823	$-	$-	$-	$-

Net fair value						$1,861,917	*

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2015	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$5,512,072	$(3,609,748)	$1,902,324	$-	$-	$1,902,324
Forwards	2,489,669	(1,367,071)	1,122,598	-	-	1,122,598

Total assets	$8,001,741	$(4,976,819)	$3,024,922	$-	$-	$3,024,922

Liabilities
Futures	$(3,609,748)	$3,609,748	$-	$-	$-	$-
Forwards	(1,367,071)	1,367,071	-	-	-	-

Total liabilities	$(4,976,819)	$4,976,819	$-	$-	$-	$-

Net fair value						$3,024,922	*

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016
Assets
Futures Contracts
Commodity	$1,924,675
Equity	978,352
Currencies	14,454
Interest Rates	1,120,795

Total unrealized appreciation on open futures contracts	4,038,276

Liabilities
Futures Contracts
Commodity	(1,813,728)
Equity	(869,936)
Currencies	(50,502)
Interest Rates	(242,570)

Total unrealized depreciation on open futures contracts	(2,976,736)

Net unrealized appreciation on open futures contracts	$1,061,540	*

Assets
Forward Contracts
Commodity	$474,231
Currencies	1,956,233

Total unrealized appreciation on open forward contracts	2,430,464

Liabilities
Forward Contracts
Commodity	(1,085,226)
Currencies	(544,861)

Total unrealized depreciation on open forward contracts	(1,630,087)

Net unrealized appreciation on open forward contracts	$800,377	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015
Assets
Futures Contracts
Commodity	$4,810,742
Equity	64,107
Currencies	47,763
Interest Rates	589,460

Total unrealized appreciation on open futures contracts	5,512,072

Liabilities
Futures Contracts
Commodity	(796,650)
Equity	(1,290,733)
Currencies	(77,428)
Interest Rates	(1,444,937)

Total unrealized depreciation on open futures contracts	(3,609,748)

Net unrealized appreciation on open futures contracts	$1,902,324	*

Assets
Forward Contracts
Commodity	$550,848
Currencies	1,938,821

Total unrealized appreciation on open forward contracts	2,489,669

Liabilities
Forward Contracts
Commodity	(692,612)
Currencies	(674,459)

Total unrealized depreciation on open forward contracts	(1,367,071)

Net unrealized appreciation on open forward contracts	$1,122,598	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2016 and 2015, respectively.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sector	2016		2015		2016		2015
Commodity	$(11,065,460)		$5,626,655		$(13,502,972)		$(3,334,782)
Equity	5,930,163		(10,905,356)		(190,374)		799,090
Currencies	(101,274)		1,673,486		(2,223,719)		8,803,522
Interest Rates	(1,530,190)		3,424,582		8,759,241		1,737,166

Total	$(6,766,761)	***	$(180,633)	***	$(7,157,824)	***	$8,004,996	***

*** This amount is in “Total trading results” in the Statements of Income and Expenses.

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2016 and December 31, 2015 and for the periods ended September 30, 2016 and 2015, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

September 30, 2016	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$117,964,721	$-	$117,964,721	$-
Futures	4,038,276	4,038,276	-	-
Forwards	2,430,464	474,231	1,956,233	-

Total assets	$124,433,461	$4,512,507	$119,920,954	$-

Liabilities
Futures	$2,976,736	$2,976,736	$-	$-
Forwards	1,630,087	1,085,226	544,861	-

Total liabilities	$4,606,823	$4,061,962	$544,861	$-

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$120,980,413	$-	$120,980,413	$-
Futures	5,512,072	5,512,072	-	-
Forwards	2,489,669	550,848	1,938,821	-

Total assets	$128,982,154	$6,062,920	$122,919,234	$-

Liabilities
Futures	$3,609,748	$3,609,748	$-	$-
Forwards	1,367,071	692,612	674,459	-

Total liabilities	$4,976,819	$4,302,360	$674,459	$-

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) its equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, and redemptions of Units.

For the nine months ended September 30, 2016, the Partnership’s capital decreased 14.6% from $177,818,647 to $151,865,305. This decrease was attributable to redemptions of 843,459.103 Class A limited partner Units totaling $21,081,125, redemptions of 73,997.691 Class A General Partner Units totaling $1,910,458, redemptions of 5,263.158 Class Z General Partner Units totaling $50,000 and a net loss of $14,224,966, which was partially offset by subscriptions of 371,088.484 Class A limited partners Units totaling $9,482,749 and 183,045.785 Class Z General Partner Units totaling $1,830,458. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the Financial Statements.

The Partnership records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

The General Partner estimates that, at any given time, approximately 21.6% to 35.5% of the Partnership’s contracts are traded over-the-counter.

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

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s third quarter of 2016, the net asset value per Unit for Class A decreased 5.4% from $25.77 to $24.37 as compared to a decrease of 1.5% during the third quarter of 2015. During the Partnership’s third quarter of 2016, the net asset value per Unit for Class Z decreased 5.0% from $10.00 to $9.50. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2016 of $6,766,761. Losses were primarily attributable to the Partnership’s trading in commodity, currencies and interest rates sectors, and were partially offset by gains in the equity sector. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2015 of $180,633. Losses were primarily attributable to the Partnership’s trading in the equity sector and were partially offset by gains in the commodity, currencies and interest rates sectors.

The most significant losses were incurred within the energy markets during July, August, and September from short positions in crude oil and its related products as prices rallied amid speculation the OPEC nations were close to an agreement to cut productions levels. Within the agricultural sector, losses were incurred during July from long positions in the soybean complex as prices were weighed down by mounting anticipation that global growers will collect a record crop this year. Additional losses within this sector were experienced during September from short positions in corn futures. Within the global interest rate sector, losses were recorded during August and September from long positions U.S. fixed income futures as prices declined as investor demand for long-term debt waned as the outlook for a 2016 interest rate increase from the U.S. Federal Open Market Committee (“FOMC”) became more likely. Additional losses within the global interest rate markets were experienced during August from positions in European and Japanese fixed income futures. Losses within the metals markets were recorded during August from long positions in gold and silver futures as the release of stronger-than-expected economic data in the U.S. weakened investor demand for precious metals. Losses within the currency markets were primarily incurred during August from long positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar strengthened amid a brighter outlook for economic growth in the U.S. Additional losses within this sector were also recorded during August from positions in the euro, Canadian dollar, and Australian dollar versus the U.S. dollar. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global stock index sector during July from long positions in U.S. equity index futures as U.S. employers added far more jobs than expected in June, providing reassurance that the U.S. economy was growing solidly and pushing equity prices higher. Additional gains in this sector were recorded during August from long positions in U.S., European, and Asian equity index futures as prices moved higher amid signs of a strengthening global economy.

During the Partnership’s nine months ended September 30, 2016, the net asset value per Unit for Class A decreased 8.0% from $26.50 to $24.37 as compared to a decrease of 0.5% during the nine months ended September 30, 2015. During the Partnership’s nine months ended September 30, 2016, the net asset value per Unit for Class Z decreased 5.0% from $10.00 to $9.50. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2016 of $7,157,824. Losses were primarily attributable to the Partnership’s trading in commodity, equity and currencies sectors, and were partially offset by gains in the interest rates sector. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2015 of $8,004,996. Gains were primarily attributable to the Partnership’s trading in equity, currencies and interest rates sectors and were partially offset by losses in the commodity sector.

The most significant losses were incurred within the energy sector during July, August, and September from short positions in crude oil and its related products as prices rallied amid speculation the OPEC nations were close to an agreement to cut productions levels. Further losses in this sector were recorded during March, April, and June from short positions in crude oil futures as prices moved higher after industry reports indicated U.S. oil rig counts continued to decline. Within the metals markets, losses were experienced during May from long positions in gold and silver futures as prices declined as a strengthening U.S. dollar diminished investor demand for precious metals. Additional losses within the metals sector were experienced during the first quarter from futures positions in base metals. Losses within the currency sector were recorded during May from long positions in the Japanese yen, Australian dollar, and euro versus the U.S. dollar after the relative value of the U.S. currency rallied after hawkish comments from the U.S. Federal Reserve increased speculation that interest rates could be increased as early as June. Additional currency losses were experienced during February from short positions in the euro, Swiss franc, and Japanese yen versus the U.S. dollar as the relative value of the dollar weakened amid concern of growing vulnerability of the U.S. economy. Within the agricultural sector, losses were incurred during July from long positions in the soybean complex as prices were weighed down by mounting anticipation that global growers will collect a record crop this year. Additional losses within this sector were experienced during September from short positions in corn futures. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the global interest rate markets primarily during June from long positions in European and U.S. fixed income futures as prices advanced amid the economic uncertainty surrounding the European political situation. Additional gains were achieved during January and February from long positions in European fixed income futures as prices rallied after European Central Bank (the “ECB”) head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended September 30, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K.

As of September 30, 2016, the Partnership’s total capitalization was $151,865,305.

			Three Months Ended September 30, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$ 10,655,884	7.02%	$ 10,655,884	$ 5,517,108	$ 8,157,107
Interest Rates	3,740,925	2.46	5,680,891	3,373,767	4,501,046
Equity	7,464,573	4.92	12,149,417	6,284,162	9,221,249
Commodity	7,219,308	4.75	8,518,324	5,612,491	6,871,712

Total	$ 29,080,690	19.15%

*Average of daily Values at Risk.

As of December 31, 2015, the Partnership’s total capitalization was $177,818,647.

			Twelve Months Ended December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$ 7,949,442	4.47%	$ 16,681,572	$ 478,294	$ 10,087,729
Interest Rates	4,489,355	2.53	8,642,932	2,605,783	5,816,284
Equity	6,906,770	3.88	13,654,856	2,816,581	8,005,840
Commodity	10,848,759	6.10	11,847,162	5,450,477	9,015,039

Total	$ 30,194,326	16.98%

*Average of daily Values at Risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2016.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012, and 2011. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2015 Audited Financial Statement.

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

Regulatory and Governmental Matters

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer, which was granted on September 30, 2016. On October 21, 2016, the California Attorney General filed an amended complaint.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $43 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $43 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $52 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connection with such actions.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2016, there were subscriptions of 23,127.377 Class A Units totaling $591,304. The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures, option, forward and swap contracts.

The following chart sets forth the purchases of Units by the Partnership.

(d) Maximum Number
			(c) Total Number	(or Approximate
			of Units	Dollar Value) of
		Class A	Purchased as Part	Units that May
	Class A	(b) Average	of Publicly	Yet Be Purchased
	(a) Total Number	Price Paid per	Announced	Under the
Period	of Units Purchased*	Unit**	Plans or Programs	Plans or Programs
July 1, 2016 - July 31, 2016	89,253.878	$ 25.66	N/A	N/A
August 1, 2016 - August 31, 2016	106,636.215	24.77	N/A	N/A
September 1, 2016 - September 30, 2016	107,873.492	24.37	N/A	N/A
	303,763.585	$ 24.89

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

Date: November 10, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 10, 2016