Form 10-Q
period 2017-03-31
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2017-05-11
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer Non-accelerated filer X
Smaller reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of April 30, 2017, 5,483,399.433 Limited Partnership Units of Class A were outstanding and 0.000 Limited Partnership Units of Class Z were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Managed Futures Premier Graham L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $74,931,917 at March 31, 2017 and December 31, 2016, respectively)	$-	$74,963,484
Unrestricted cash	95,662,898	26,328,389
Restricted cash	32,480,104	29,644,918
Net unrealized appreciation on open futures contracts	-	2,681,939
Net unrealized appreciation on open forward contracts	-	142,404

Total equity in trading account	128,143,002	133,761,134

Cash at bank	1,022	218
Interest receivable	52,475	9,278

Total assets	$128,196,499	$133,770,630

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,312,233	$-
Net unrealized depreciation on open forward contracts	1,640,599	-
Accrued expenses:
Administrative and General Partner’s fees	218,850	226,248
Ongoing placement agent fees	216,183	223,639
Management fees	191,493	197,967
Redemptions payable to Limited Partners	1,784,912	3,026,006

Total liabilities	5,364,270	3,673,860

Partners’ Capital:
General Partner, Class Z, 177,782.627 Units outstanding at March 31, 2017 and December 31, 2016	1,521,014	1,537,801
Limited Partners, Class A, 5,586,865.712 and 5,826,676.707 Units outstanding at March 31, 2017 and December 31, 2016, respectively	121,311,215	128,558,969

Total partners’ capital (net asset value)	122,832,229	130,096,770

Total liabilities and partners’ capital	$128,196,499	$133,770,630

Net asset value per Unit:
Class A	$21.71	$22.06

Class Z	$8.56	$8.65

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

March 31, 2017

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	260	$(44,107)	(0.04)%
Equity	1,828	482,169	0.39
Currencies	103	(103,757)	(0.08)
Interest Rates	2,090	251,246	0.21

Total futures contracts purchased		585,551	0.48

Futures Contracts Sold
Commodity	1,726	(793,076)	(0.65)
Equity	99	(4,183)	(0.00) *
Currencies	24	2,374	0.00 *
Interest Rates	2,839	(1,102,899)	(0.90)

Total futures contracts sold		(1,897,784)	(1.55)

Net unrealized depreciation on open futures contracts		$(1,312,233)	(1.07)%

Unrealized Appreciation on Open Forward Contracts
Commodity	268	$434,180	0.36%
Currencies	$118,940,152	1,230,975	1.00

Total unrealized appreciation on open forward contracts		1,665,155	1.36

Unrealized Depreciation on Open Forward Contracts
Commodity	231	(550,119)	(0.45)
Currencies	$203,522,965	(2,755,635)	(2.24)

Total unrealized depreciation on open forward contracts		(3,305,754)	(2.69)

Net unrealized depreciation on open forward contracts		$(1,640,599)	(1.33)%

* Due to rounding.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

December 31, 2016

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	1,173	$24,761	0.02%
Equity	1,723	740,530	0.56
Currencies	111	62,192	0.05
Interest Rates	1,577	752,353	0.58

Total futures contracts purchased		1,579,836	1.21

Futures Contracts Sold
Commodity	801	819,765	0.63
Equity	147	(90,461)	(0.06)
Currencies	15	3,626	0.00 **
Interest Rates	3,074	369,173	0.28

Total futures contracts sold		1,102,103	0.85

Net unrealized appreciation on open futures contracts		$2,681,939	2.06%

Unrealized Appreciation on Open Forward Contracts
Commodity	175	$329,971	0.25%
Currencies	$168,289,643	2,886,266	2.22

Total unrealized appreciation on open forward contracts		3,216,237	2.47

Unrealized Depreciation on Open Forward Contracts
Commodity	249	(808,016)	(0.62)
Currencies	$112,192,404	(2,265,817)	(1.74)

Total unrealized depreciation on open forward contracts		(3,073,833)	(2.36)

Net unrealized appreciation on open forward contracts		$142,404	0.11%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$ 75,000,000	2/9/2017	U.S. Treasury bills, 0.43%* (Amortized cost of $74,931,917)	$ 74,963,484	57.62%

*   Liquid non-cash held as collateral.

** Due to rounding.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income	$137,506	$71,910

Expenses:
Administrative and General Partner’s fees	642,803	910,893
Ongoing placement agent fees	635,078	910,893
Management fees	562,453	797,031

Total expenses	1,840,334	2,618,817

Net investment loss	(1,702,828)	(2,546,907)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	5,452,309	(4,747,679)
Net change in unrealized gains (losses) on open contracts	(5,774,780)	(1,524,363)

Total trading results	(322,471)	(6,272,042)

Net income (loss)	$(2,025,299)	$(8,818,949)

Net income (loss) allocation by Class:
Class A	$(2,008,512)	$(8,818,949)

Class Z	$(16,787)	$-

Net asset value per Unit:
Class A (5,586,865.712 and 6,703,179.950 Units outstanding at March 31, 2017 and 2016, respectively)	$21.71	$25.19

Class Z (177,782.627 and 0.000 Units outstanding at March 31, 2017 and 2016, respectively)	$8.56	$-

Net income (loss) per Unit: *
Class A	$(0.35)	$(1.31)

Class Z	$(0.09)	$-

Weighted average Units outstanding:
Class A	5,740,494.026	6,747,798.369

Class Z	177,782.627	-

*    Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2016	$128,558,969	5,826,676.707	$1,537,801	177,782.627	$130,096,770	6,004,459.334
Subscriptions - Limited Partners	558,536	25,370.822	-	-	558,536	25,370.822
Redemptions - Limited Partners	(5,797,778)	(265,181.817)	-	-	(5,797,778)	(265,181.817)
Net income (loss)	(2,008,512)	-	(16,787)	-	(2,025,299)	-

Partners’ Capital, March 31, 2017	$121,311,215	5,586,865.712	$1,521,014	177,782.627	$122,832,229	5,764,648.339

Partners’ Capital, December 31, 2015	$177,818,647	6,709,418.184	$-	-	$177,818,647	6,709,418.184
Subscriptions - Limited Partners	4,192,702	157,823.803	-	-	4,192,702	157,823.803
Redemptions - Limited Partners	(4,231,106)	(161,092.475)	-	-	(4,231,106)	(161,092.475)
Redemptions - General Partner	(80,000)	(2,969.562)	-	-	(80,000)	(2,969.562)
Net income (loss)	(8,818,949)	-	-	-	(8,818,949)	-

Partners’ Capital, March 31, 2016	$168,881,294	6,703,179.950	$-	-	$168,881,294	6,703,179.950

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

1.    Organization:

Managed Futures Premier Graham L.P. (“Premier Graham” or the “Partnership”) is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership. As of January 1, 2017, Ceres became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, Ceres was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). This entity currently acts as the placement agent for the Partnership. Morgan Stanley Wealth Management is a principal subsidiary of MSD Holdings.

Graham Capital Management, L.P. (“Graham” or the “Trading Advisor”) is the trading advisor to the Partnership and manages the assets of the Partnership pursuant to its K4D-15V Program, the Trading Advisor’s proprietary, trend-following trading program.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2017.

During the reporting periods ended March 31, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

As of March 31, 2017, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in three share classes (each, a “Class” or collectively, the “Classes”). The Class of Units that a limited partner receives generally depends on the aggregate subscription amount made by such limited partner in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the administrative and General Partner fee it receives, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

2.    Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017, the results of its operations and changes in partners’ capital for the three months ended March 31, 2017 and 2016. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investments. All Futures Interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The Futures Interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in Futures Interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses. The Partnership does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses.

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, through September 30, 2016, restricted cash equaled the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and option contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. Starting October 1, 2016, the Partnership’s restricted cash is now equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At March 31, 2017 and December 31, 2016, the amount of cash held for margin requirements was $32,480,104 and $29,644,918, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $1,546,275 (cost of $1,545,818) and $(1,733,117) (proceeds of $1,731,179) as of March 31, 2017 and December 31, 2016, respectively.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Net Income (Loss) per Unit. Net income (loss) per Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

3.    Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(0.06)	$(0.93)
Net investment loss	(0.29)	(0.38)

Increase (decrease) for the period	(0.35)	(1.31)
Net asset value per Unit, beginning of period	22.06	26.50

Net asset value per Unit, end of period	$21.71	$25.19

	Three Months Ended March 31,
	2017	2016
	Class A	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.5)%	(5.8)%

Operating expenses	5.9%	5.9%
Incentive fees	-	-

Total expenses	5.9%	5.9%

Total return:
Total return before incentive fees	(1.6)%	(4.9)%
Incentive fees	-	-

Total return after incentive fees	(1.6)%	(4.9)%

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

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership.

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

The General Partner estimates that, at any given time, approximately 22.2% to 32.8% of the Partnership’s contracts are traded over-the-counter.

In general, the risks associated with non-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to a non-exchange-traded contract. The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. With respect to the Partnership’s non-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those non-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on non-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

The Futures Interests traded, and the U.S. Treasury bills held by the Partnership, involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently, in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on non-exchange-traded forward currency contracts are settled upon termination of the contract.

In the ordinary course of business, the Partnership enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership. The Partnership considers the risk of any future obligation relating to these indemnifications to be remote.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2017 and 2016 were 8,746 and 11,237, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2017 and 2016 were 889 and 1,158, respectively. The monthly average notional values of currency forward contracts traded during the three months ended March 31, 2017 and 2016 were $493,831,504 and $573,555,792, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of March 31, 2017 and December 31, 2016, respectively.

	Gross	Gross Amounts Offset in the Statements of	Amounts Presented in the Statements of	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2017	Amounts Recognized	Financial Condition	Financial Condition	Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$3,027,446	$(3,027,446)	$-	$-	$-	$-
Forwards	1,665,155	(1,665,155)	-	-	-	-

Total assets	$4,692,601	$(4,692,601)	$-	$-	$-	$-

Liabilities
Futures	$(4,339,679)	$3,027,446	$(1,312,233)	$-	$-	$(1,312,233)
Forwards	(3,305,754)	1,665,155	(1,640,599)	-	-	(1,640,599)

Total liabilities	$(7,645,433)	$4,692,601	$(2,952,832)	$-	$-	$(2,952,832)

Net fair value						$(2,952,832)	*

	Gross	Gross Amounts Offset in the Statements of	Amounts Presented in the Statements of	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2016	Amounts Recognized	Financial Condition	Financial Condition	Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$4,631,978	$(1,950,039)	$2,681,939	$-	$-	$2,681,939
Forwards	3,216,237	(3,073,833)	142,404	-	-	142,404

Total assets	$7,848,215	$(5,023,872)	$2,824,343	$-	$-	$2,824,343

Liabilities
Futures	$(1,950,039)	$1,950,039	$-	$-	$-	$-
Forwards	(3,073,833)	3,073,833	-	-	-	-

Total liabilities	$(5,023,872)	$5,023,872	$-	$-	$-	$-

Net fair value						$2,824,343	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017
Assets

Futures Contracts
Commodity	$742,495
Equity	1,395,412
Currencies	26,255
Interest Rates	863,284

Total unrealized appreciation on open futures contracts	3,027,446

Liabilities

Futures Contracts
Commodity	(1,579,678)
Equity	(917,426)
Currencies	(127,638)
Interest Rates	(1,714,937)

Total unrealized depreciation on open futures contracts	(4,339,679)

Net unrealized depreciation on open futures contracts	$(1,312,233)	*

Assets
Forward Contracts
Commodity	$434,180
Currencies	1,230,975

Total unrealized appreciation on open forward contracts	1,665,155

Liabilities
Forward Contracts
Commodity	(550,119)
Currencies	(2,755,635)

Total unrealized depreciation on open forward contracts	(3,305,754)

Net unrealized depreciation on open forward contracts	$(1,640,599)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2016
Assets
Futures Contracts
Commodity	$1,806,267
Equity	1,364,057
Currencies	74,032
Interest Rates	1,387,622

Total unrealized appreciation on open futures contracts	4,631,978

Liabilities
Futures Contracts
Commodity	(961,741)
Equity	(713,988)
Currencies	(8,214)
Interest Rates	(266,096)

Total unrealized depreciation on open futures contracts	(1,950,039)

Net unrealized appreciation on open futures contracts	$2,681,939	*

Assets
Forward Contracts
Commodity	$329,971
Currencies	2,886,266

Total unrealized appreciation on open forward contracts	3,216,237

Liabilities
Forward Contracts
Commodity	(808,016)
Currencies	(2,265,817)

Total unrealized depreciation on open forward contracts	(3,073,833)

Net unrealized appreciation on open forward contracts	$142,404	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
Sector	2017		2016
Commodity	$(5,949,203)		$(3,572,343)
Equity	9,062,231		(2,518,996)
Currencies	(2,435,691)		(4,107,718)
Interest Rates	(999,808)		3,927,015

Total	$(322,471)	***	$(6,272,042)	***

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2017 and December 31, 2016 and for the periods ended March 31, 2017 and 2016, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,027,446	$3,027,446	$-	$-
Forwards	1,665,155	434,180	1,230,975	-

Total assets	$4,692,601	$3,461,626	$1,230,975	$-

Liabilities
Futures	$4,339,679	$4,339,679	$-	$-
Forwards	3,305,754	550,119	2,755,635	-

Total liabilities	$7,645,433	$4,889,798	$2,755,635	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$74,963,484	$-	$74,963,484	$-
Futures	4,631,978	4,631,978	-	-
Forwards	3,216,237	329,971	2,886,266	-

Total assets	$82,811,699	$4,961,949	$77,849,750	$-

Liabilities
Futures	$1,950,039	$1,950,039	$-	$-
Forwards	3,073,833	808,016	2,265,817	-

Total liabilities	$5,023,872	$2,758,055	$2,265,817	$-

7.    Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2017.

The Partnership’s investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

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

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, and redemptions of Units.

For the three months ended March 31, 2017, the Partnership’s capital decreased 5.6% from $130,096,770 to $122,832,229. This decrease was attributable to redemptions of 265,181.817 Class A limited partner Units totaling $5,797,778 and a net loss of $2,025,299, which was partially offset by subscriptions of 25,370.822 Class A limited partners Units totaling $558,536. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

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

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2017 and 2016, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s first quarter of 2017, the net asset value per Unit for Class A decreased 1.6% from $22.06 to $21.71 as compared to a decrease of 4.9% during the first quarter of 2016. During the Partnership’s first quarter of 2017, the net asset value per Unit for Class Z decreased 1.0% from $8.65 to $8.56. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2017 of $322,471. Losses were primarily attributable to the Partnership’s trading of Futures Interests in commodity, currencies and interest rates sectors, and were partially offset by gains in the equity sector. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2016 of $6,272,042. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity and currencies sectors and were partially offset by gains in the interest rates sector.

The most significant losses were incurred within the energy sector during January and March from long positions in natural gas futures as mild weather throughout much of the U.S. reduced demand from homes and businesses, thus pushing prices lower. Additional losses within the energy markets were experienced during March from long positions in the crude oil complex as increasing U.S. oil output added to growing global supplies and weighed on prices. Within the currency sector, losses were recorded during January and March from short positions in the British pound, euro, Swiss franc, and Japanese yen versus the U.S. dollar as the relative value of the dollar moved lower amid increased uncertainty of future U.S. fiscal policy. Within the global interest rate sector, losses were incurred during January and March from long positions in European and U.S. fixed income futures as prices declined amid speculation of growing hawkish sentiment from central banks across the globe. Within the agricultural sector, losses were experienced during January and February from short positions in wheat futures as prices moved higher after reports indicated U.S. farmers may allocate fewer acres to wheat harvests in 2017. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global stock index sector during February from long positions in U.S., European, and Asian equity index futures as prices were buoyed by positive economic sentiment across the globe. Positive sentiment also fueled gains for long positions in U.S. equity indices during January and long European equity indices during March.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The Futures Interests on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of held interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on non-exchange-traded forward currency contracts and forward currency option contracts are settled upon termination of the contract. Gains and losses on non-exchange-traded forward currency option contracts are settled on an agreed-upon settlement date.

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

Exchange margin requirements have been used by the Partnership as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended March 31, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K.

As of March 31, 2017, the Partnership’s total capitalization was $122,832,229.

		March 31, 2017	Three Months Ended March 31, 2017

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$ 6,666,923	5.43%	$ 7,364,252	$ 4,817,704	$ 6,379,333
Equity	10,067,468	8.19	11,504,042	8,197,316	9,867,258
Currencies	10,855,386	8.84	10,855,386	6,431,140	8,059,794
Interest Rates	4,774,632	3.89	5,138,229	3,109,446	4,221,616
Total	$ 32,364,409	26.35%

*Average of daily Values at Risk.

As of December 31, 2016, the Partnership’s total capitalization was $130,096,770.

		December 31, 2016	Twelve Months Ended December 31, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$ 7,243,186	5.57%	$ 11,649,140	$ 4,601,475	$ 6,916,563
Equity	8,997,932	6.92	12,149,417	3,747,327	7,389,792
Currencies	9,880,411	7.59	14,805,298	5,517,108	9,492,952
Interest Rates	3,523,389	2.71	7,944,200	3,113,524	4,908,695
Total	$ 29,644,918	22.79%

*Annual average of daily Values at Risk.

Item 4. Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2017, there were subscriptions of 25,370.822 Class A Units totaling $558,536. The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

(d) Maximum Number
			(c) Total Number	(or Approximate
			of Units	Dollar Value) of
		Class A	Purchased as Part	Units that May
	Class A	(b) Average	of Publicly	Yet Be Purchased
	(a) Total Number	Price Paid per	Announced	Under the
Period	of Units Purchased*	Unit**	Plans or Programs	Plans or Programs
January 1, 2017 - January 31, 2017	120,409.271	$ 21.44	N/A	N/A
February 1, 2017 - February 28, 2017	62,556.406	$ 22.88	N/A	N/A
March 1, 2017 - March 31, 2017	82,216.140	$ 21.71	N/A	N/A
	265,181.817	$ 21.86

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

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

Date: May 11, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 11, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.