Form 10-Q
period 2017-06-30
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2017-08-10
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes X    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X    No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __	Accelerated filer __	Non-accelerated filer X
Smaller reporting company __	Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No X

As of July 31, 2017, 5,222,822.666 Limited Partnership Units of Class A were outstanding and 0.000 Limited Partnership Units of Class Z were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Managed Futures Premier Graham L.P.

Statements of Financial Condition

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $74,931,917 at June 30, 2017 and December 31, 2016, respectively)	$-	$74,963,484
Unrestricted cash	93,476,595	26,328,389
Restricted cash	23,542,361	29,644,918
Net unrealized appreciation on open futures contracts	-	2,681,939
Net unrealized appreciation on open forward contracts	-	142,404

Total equity in trading account	117,018,956	133,761,134

Cash at bank	825	218
Interest receivable	65,677	9,278

Total assets	$117,085,458	$133,770,630

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$6,197,420	$-
Net unrealized depreciation on open forward contracts	539,260	-
Accrued expenses:
Administrative and General Partner’s fees	196,398	226,248
Ongoing placement agent fees	194,052	223,639
Management fees	171,848	197,967
Redemptions payable to General Partner	175,000	-
Redemptions payable to Limited Partners	1,636,898	3,026,006

Total liabilities	9,110,876	3,673,860

Partners’ Capital:
General Partner, Class Z, 141,515.298 and 177,782.627 Units outstanding at June 30, 2017 and December 31, 2016, respectively	1,138,272	1,537,801
Limited Partners, Class A, 5,260,473.933 and 5,826,676.707 Units outstanding at June 30, 2017 and December 31, 2016, respectively	106,836,310	128,558,969

Total partners’ capital (net asset value)	107,974,582	130,096,770

Total liabilities and partners’ capital	$117,085,458	$133,770,630

Net asset value per Unit:
Class A	$20.31	$22.06

Class Z	$8.04	$8.65

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

June 30, 2017

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	3	$873	0.00%*
Equity	1,586	(1,606,798)	(1.49)
Currencies	2	1,281	0.00 *
Interest Rates	4,600	(3,818,678)	(3.53)

Total futures contracts purchased		(5,423,322)	(5.02)

Futures Contracts Sold
Commodity	1,717	(977,526)	(0.91)
Equity	94	21,801	0.02
Currencies	91	89,471	0.08
Interest Rates	711	92,156	0.09

Total futures contracts sold		(774,098)	(0.72)

Net unrealized depreciation on open futures contracts		$(6,197,420)	(5.74)%

Unrealized Appreciation on Open Forward Contracts
Commodity	182	$443,861	0.41%
Currencies	$285,148,237	3,970,834	3.68

Total unrealized appreciation on open forward contracts		4,414,695	4.09

Unrealized Depreciation on Open Forward Contracts
Commodity	425	(1,304,665)	(1.21)
Currencies	$163,899,865	(3,649,290)	(3.38)

Total unrealized depreciation on open forward contracts		(4,953,955)	(4.59)

Net unrealized depreciation on open forward contracts		$(539,260)	(0.50)%

* Due to rounding.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

December 31, 2016

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	1,173	$24,761	0.02%
Equity	1,723	740,530	0.56
Currencies	111	62,192	0.05
Interest Rates	1,577	752,353	0.58

Total futures contracts purchased		1,579,836	1.21

Futures Contracts Sold
Commodity	801	819,765	0.63
Equity	147	(90,461)	(0.06)
Currencies	15	3,626	0.00 **
Interest Rates	3,074	369,173	0.28

Total futures contracts sold		1,102,103	0.85

Net unrealized appreciation on open futures contracts		$2,681,939	2.06%

Unrealized Appreciation on Open Forward Contracts
Commodity	175	$329,971	0.25%
Currencies	$168,289,643	2,886,266	2.22

Total unrealized appreciation on open forward contracts		3,216,237	2.47

Unrealized Depreciation on Open Forward Contracts
Commodity	249	(808,016)	(0.62)
Currencies	$112,192,404	(2,265,817)	(1.74)

Total unrealized depreciation on open forward contracts		(3,073,833)	(2.36)

Net unrealized appreciation on open forward contracts		$142,404	0.11%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
		U.S. Treasury bills, 0.43%*
$75,000,000	2/9/2017	(Amortized cost of $74,931,917)	$74,963,484	57.62%

*	Liquid non-cash held as collateral.
**	Due to rounding.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$183,301	$91,652	$320,807	$163,562

Expenses:
Administrative and General Partner’s fees	599,881	825,585	1,242,684	1,736,478
Ongoing placement agent fees	592,491	825,585	1,227,569	1,736,478
Management fees	524,896	722,387	1,087,349	1,519,418

Total expenses	1,717,268	2,373,557	3,557,602	4,992,374

Net investment loss	(1,533,967)	(2,281,905)	(3,236,795)	(4,828,812)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(2,277,778)	(558,938)	3,174,531	(5,306,617)
Net change in unrealized gains (losses) on open contracts	(3,784,025)	6,439,917	(9,558,805)	4,915,554

Total trading results	(6,061,803)	5,880,979	(6,384,274)	(391,063)

Net income (loss)	$(7,595,770)	$3,599,074	$(9,621,069)	$(5,219,875)

Net income (loss) allocation by Class:
Class A	$(7,513,028)	$3,599,074	$(9,521,540)	$(5,219,875)

Class Z	$(82,742)	$-	$(99,529)	$-

Net asset value per Unit:
Class A (5,260,473.933 and 6,514,714.211 Units outstanding at June 30, 2017 and 2016, respectively)	$20.31	$25.77	$20.31	$25.77

Class Z (141,515.298 and 0.000 Units outstanding at June 30, 2017 and 2016, respectively)	$8.04	$-	$8.04	$-

Net income (loss) per Unit: *
Class A	$(1.40)	$0.58	$(1.75)	$(0.73)

Class Z	$(0.52)	$-	$(0.61)	$-

Weighted average Units outstanding:
Class A	5,471,221.192	6,710,915.453	5,605,857.609	6,756,036.966

Class Z	172,948.907	-	175,365.767	-

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2016	$128,558,969	5,826,676.707	$1,537,801	177,782.627	$130,096,770	6,004,459.334
Subscriptions - Limited Partners	758,536	34,580.387	-	-	758,536	34,580.387
Redemptions - Limited Partners	(12,959,655)	(600,783.161)	-	-	(12,959,655)	(600,783.161)
Redemptions - General Partner	-	-	(300,000)	(36,267.329)	(300,000)	(36,267.329)
Net income (loss)	(9,521,540)	-	(99,529)	-	(9,621,069)	-

Partners’ Capital, June 30, 2017	$106,836,310	5,260,473.933	$1,138,272	141,515.298	$107,974,582	5,401,989.231

Partners’ Capital, December 31, 2015	$177,818,647	6,709,418.184	$-	-	$177,818,647	6,709,418.184
Subscriptions - Limited Partners	8,891,445	347,961.107	-	-	8,891,445	347,961.107
Redemptions - Limited Partners	(13,520,614)	(539,695.518)	-	-	(13,520,614)	(539,695.518)
Redemptions - General Partner	(80,000)	(2,969.562)	-	-	(80,000)	(2,969.562)
Net income (loss)	(5,219,875)	-	-	-	(5,219,875)	-

Partners’ Capital, June 30, 2016	$167,889,603	6,514,714.211	$-	-	$167,889,603	6,514,714.211

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2017.

During the reporting periods ended June 30, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

As of June 30, 2017, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in three share classes (each, a “Class” or collectively, the “Classes”). The Class of Units that a limited partner receives generally depends on the aggregate subscription amount made by such limited partner in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016 and changes in partners’ capital for the six months ended June 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, through September 30, 2016, restricted cash equaled the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and option contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. Starting October 1, 2016, the Partnership’s restricted cash is now equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At June 30, 2017 and December 31, 2016, the amount of cash held for margin requirements was $23,542,361 and $29,644,918, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(1,283,935) (proceeds of $1,284,215) and $(1,733,117) (proceeds of $1,731,179) as of June 30, 2017 and December 31, 2016, respectively.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Class A	Class A	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(1.12)	$0.92	$(1.18)	$(0.01)
Net investment loss	(0.28)	(0.34)	(0.57)	(0.72)

Increase (decrease) for the period	(1.40)	0.58	(1.75)	(0.73)
Net asset value per Unit, beginning of period	21.71	25.19	22.06	26.50

Net asset value per Unit, end of period	$20.31	$25.77	$20.31	$25.77

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Class A	Class A	Class A	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.3)%	(5.6)%	(5.4)%	(5.7)%

Operating expenses	5.9%	5.8%	5.9%	5.9%
Incentive fees	-	-	-	-

Total expenses	5.9%	5.8%	5.9%	5.9%

Total return:
Total return before incentive fees	(6.4)%	2.3%	(7.9)%	(2.8)%
Incentive fees	-	-	-	-

Total return after incentive fees	(6.4)%	2.3%	(7.9)%	(2.8)%

*

Net investment loss per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

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

The General Partner estimates that, at any given time, approximately 24.3% to 48.1% of the Partnership’s contracts are traded over-the-counter.

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

The General Partner monitors and attempts to mitigate the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of U.S. Treasury bills, futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2017 and 2016 were 9,496 and 10,612, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2017 and 2016 were 9,121 and 10,924, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2017 and 2016 were 834 and 1,131, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2017 and 2016 were 862 and 1,145, respectively. The monthly average notional values of currency forward contracts traded during the three months ended June 30, 2017 and 2016 were $626,088,856 and $606,475,671, respectively. The monthly average notional values of currency forward contracts traded during the six months ended June 30, 2017 and 2016 were $559,960,180 and $590,015,732, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of June 30, 2017 and December 31, 2016, respectively.

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
June 30, 2017	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$1,346,585	$(1,346,585)	$-	$-	$-	$-
Forwards	4,414,695	(4,414,695)	-	-	-	-

Total assets	$5,761,280	$(5,761,280)	$-	$-	$-	$-

Liabilities
Futures	$(7,544,005)	$1,346,585	$(6,197,420)	$-	$-	$(6,197,420)
Forwards	(4,953,955)	4,414,695	(539,260)	-	-	(539,260)

Total liabilities	$(12,497,960)	$5,761,280	$(6,736,680)	$-	$-	$(6,736,680)

Net fair value						$(6,736,680)	*

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2016	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$4,631,978	$(1,950,039)	$2,681,939	$-	$-	$2,681,939
Forwards	3,216,237	(3,073,833)	142,404	-	-	142,404

Total assets	$7,848,215	$(5,023,872)	$2,824,343	$-	$-	$2,824,343

Liabilities
Futures	$(1,950,039)	$1,950,039	$-	$-	$-	$-
Forwards	(3,073,833)	3,073,833	-	-	-	-

Total liabilities	$(5,023,872)	$5,023,872	$-	$-	$-	$-

Net fair value						$2,824,343	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017
Assets
Futures Contracts
Commodity	$767,985
Equity	264,511
Currencies	102,021
Interest Rates	212,068

Total unrealized appreciation on open futures contracts	1,346,585

Liabilities
Futures Contracts
Commodity	(1,744,638)
Equity	(1,849,508)
Currencies	(11,269)
Interest Rates	(3,938,590)

Total unrealized depreciation on open futures contracts	(7,544,005)

Net unrealized depreciation on open futures contracts	$(6,197,420)	*

Assets
Forward Contracts
Commodity	$443,861
Currencies	3,970,834

Total unrealized appreciation on open forward contracts	4,414,695

Liabilities
Forward Contracts
Commodity	(1,304,665)
Currencies	(3,649,290)

Total unrealized depreciation on open forward contracts	(4,953,955)

Net unrealized depreciation on open forward contracts	$(539,260)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2017		2016		2017		2016
Commodity	$(1,817,720)		$1,134,831		$(7,766,923)		$(2,437,512)
Equity	5,041,441		(2,012,819)		14,103,672		(6,120,537)
Currencies	(6,070,635)		396,551		(8,506,326)		(2,122,445)
Interest Rates	(3,214,889)		6,362,416		(4,214,697)		10,289,431

Total	$(6,061,803	) ***	$5,880,979	***	$(6,384,274	) ***	$(391,063	) ***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2017 and December 31, 2016 and for the periods ended June 30, 2017 and 2016, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,346,585	$1,346,585	$-	$-
Forwards	4,414,695	443,861	3,970,834	-

Total assets	$5,761,280	$1,790,446	$3,970,834	$-

Liabilities
Futures	$7,544,005	$7,544,005	$-	$-
Forwards	4,953,955	1,304,665	3,649,290	-

Total liabilities	$12,497,960	$8,848,670	$3,649,290	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$74,963,484	$-	$74,963,484	$-
Futures	4,631,978	4,631,978	-	-
Forwards	3,216,237	329,971	2,886,266	-

Total assets	$82,811,699	$4,961,949	$77,849,750	$-

Liabilities
Futures	$1,950,039	$1,950,039	$-	$-
Forwards	3,073,833	808,016	2,265,817	-

Total liabilities	$5,023,872	$2,758,055	$2,265,817	$-

7.	Subsequent Events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2017.

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

For the six months ended June 30, 2017, the Partnership’s capital decreased 17.0% from $130,096,770 to $107,974,582. This decrease was attributable to redemptions of 600,783.161 Class A limited partner Units totaling $12,959,655, redemptions of 36,267.329 Class Z General Partner Units totaling $300,000 and a net loss of $9,621,069, which was partially offset by subscriptions of 34,580.387 Class A limited partners Units totaling $758,536. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2017 and 2016, and a general discussion of its trading activities during such periods. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s second quarter of 2017, the net asset value per Unit for Class A decreased 6.4% from $21.71 to $20.31 as compared to an increase of 2.3% during the second quarter of 2016. During the Partnership’s second quarter of 2017, the net asset value per Unit for Class Z decreased 6.1% from $8.56 to $8.04. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $6,061,803. Losses were primarily attributable to the Partnership’s trading of Futures Interests in commodity, currencies and interest rates sectors, and were partially offset by gains in the equity sector. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2016 of $5,880,979. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by losses in the equity sector.

The most significant losses were incurred within the currency markets during May due to short positions in the Japanese yen versus the U.S. dollar as the relative value of the U.S. currency moved lower amid continued turmoil surrounding the Trump administration. Additional losses were incurred during April from short positions in the British pound and euro versus the U.S. dollar as the relative value of the European currencies advanced amid an easing of political tensions in the Eurozone. Within the global interest rate sector, losses were primarily experienced during June from long positions in Canadian, British, European, and Australian fixed income futures as prices fell late in the month after hawkish comments by European Central Bank President, Mario Draghi, sparked a global sell-off in bonds. Within the metals markets, losses were incurred during April and May from short positions in silver futures as prices for precious metals were spurred higher by a weakening U.S. dollar. Additional losses within the metals sector were experienced during June from short positions in zinc futures as prices surged as industrial demand strengthened while global inventories declined for the year. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global stock index sector during April and May from long positions in Asian, European, and U.S. equity index futures as prices were buoyed by increased consumer confidence. Within the energy sector, gains were recorded during April from long positions in gasoline futures as prices declined during the second half of the month as U.S. shale oil production continued to add to global energy supplies. Additional gains were achieved within the energy complex during June from positions in crude oil futures. Within the agricultural sector, gains were recorded during April from short positions in cocoa futures as bumper crops in West Africa threatened to overwhelm global demand.

During the Partnership’s six months ended June 30, 2017, the net asset value per Unit for Class A decreased 7.9% from $22.06 to $20.31 as compared to a decrease of 2.8% during the six months ended June 30, 2016. During the Partnership’s six months ended June 30, 2017, the net asset value per Unit for Class Z decreased 7.1% from $8.65 to $8.04. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2017 of $6,384,274. Losses were primarily attributable to the Partnership’s trading of Futures Interests in commodity, currencies and interest rates sectors, and were partially offset by gains in the equity sector. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2016 of $391,063. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity and currencies sectors and were partially offset by gains in the interest rates sector.

The most significant losses were incurred within the currency sector during May due to short positions in the Japanese yen versus the U.S. dollar as the relative value of the U.S. currency moved lower amid continued turmoil surrounding the Trump administration. Additional losses within the currency markets were experienced during January and March from short positions in the British pound, euro, Swiss franc, and Japanese yen versus the U.S. dollar as the relative value of the dollar moved lower amid increased uncertainty of future U.S. fiscal policy. Within the energy sector, losses were recorded during January and March from long positions in natural gas futures as mild weather throughout much of the U.S. reduced demand from homes and businesses, thus pushing prices lower. Additional losses within the energy markets were experienced during March from long positions in the crude oil complex as increasing U.S. oil output added to growing global supplies and weighed on prices. Within the global interest rate sector, losses were primarily experienced during June from long positions in Canadian, British, European, and Australian fixed income futures as prices fell late in the month after hawkish comments by European Central Bank President, Mario Draghi, sparked a global sell-off in bonds. Losses were incurred within the metals markets during April and May from short positions in silver futures as prices for precious metals were spurred higher by a weakening U.S. dollar. Additional losses within the metals sector were experienced during June from short positions in zinc futures as prices surged as industrial demand strengthened while global inventories declined for the year. Further losses were experienced within the agricultural sector during June from short positions in wheat futures as prices rallied significantly amid drought conditions in the Midwest and the release of a U.S. Department of Agricultural report which indicated farmers were allocating fewer acres to grain production this year. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the global stock index sector during February from long positions in U.S., European, and Asian equity index futures as prices were buoyed by positive economic sentiment across the globe. Positive sentiment also fueled gains for long positions in U.S. equity indices during January and long positions in European equity indices during March. Additional gains within the global equity index sector were experienced April and May from long positions in Asian, European, and U.S. equity index futures as prices were buoyed by increased consumer confidence.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended June 30, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2016.

As of June 30, 2017, the Partnership’s total capitalization was $107,974,582.

		June 30, 2017
			Three Months Ended June 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$5,042,493	4.67%	$6,825,336	$3,972,233	$5,344,222
Equity	7,323,140	6.79	10,107,997	7,323,140	9,101,476
Currencies	6,115,807	5.66	19,017,734	6,115,807	14,093,000
Interest Rates	4,202,389	3.89	6,436,790	3,301,046	5,399,580

Total	$22,683,829	21.01%

*Average of daily Values at Risk.

As of December 31, 2016, the Partnership’s total capitalization was $130,096,770.

		December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$7,243,186	5.57%	$11,649,140	$4,601,475	$6,916,563
Equity	8,997,932	6.92	12,149,417	3,747,327	7,389,792
Currencies	9,880,411	7.59	14,805,298	5,517,108	9,492,952
Interest Rates	3,523,389	2.71	7,944,200	3,113,524	4,908,695

Total	$29,644,918	22.79%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2017, there were subscriptions of 9,209.565 Class A Units totaling $200,000. The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	103,466.279	$21.47	N/A	N/A
May 1, 2017 - May 31, 2017	151,539.397	$21.80	N/A	N/A
June 1, 2017 - June 30, 2017	80,595.668	$20.31	N/A	N/A
	335,601.344	$21.34

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

Date: August 10, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 10, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.