Form 10-Q
period 2017-09-30
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2017-11-13
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes          No X

As of October 31, 2017, 5,024,237.857 Limited Partnership Units of Class A were outstanding and 0.000 Limited Partnership Units of Class Z were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Managed Futures Premier Graham L.P.

Statements of Financial Condition

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $74,931,917 at September 30, 2017 and December 31, 2016, respectively)	$-	$74,963,484
Unrestricted cash	79,075,363	26,328,389
Restricted cash	29,814,156	29,644,918
Net unrealized appreciation on open futures contracts	567,683	2,681,939
Net unrealized appreciation on open forward contracts	-	142,404

Total equity in trading account	109,457,202	133,761,134

Cash at bank	631	218
Interest receivable	65,742	9,278

Total assets	$109,523,575	$133,770,630

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$3,350,333	$-
Accrued expenses:
Administrative and General Partner’s fees	183,583	226,248
Ongoing placement agent fees	181,608	223,639
Management fees	160,636	197,967
Redemptions payable to Limited Partners	1,557,684	3,026,006

Total liabilities	5,433,844	3,673,860

Partners’ Capital:
General Partner, Class Z, 141,515.298 and 177,782.627 Units outstanding at September 30, 2017 and December 31, 2016, respectively	1,138,756	1,537,801
Limited Partners, Class A, 5,092,461.230 and 5,826,676.707 Units outstanding at September 30, 2017 and December 31, 2016, respectively	102,950,975	128,558,969

Total partners’ capital (net asset value)	104,089,731	130,096,770

Total liabilities and partners’ capital	$109,523,575	$133,770,630

Net asset value per Unit:
Class A	$20.22	$22.06

Class Z	$8.05	$8.65

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

September 30, 2017

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	644	$(125,148)	(0.12)%
Equity	1,235	2,805,128	2.69
Currencies	3	(349)	(0.00) *
Interest Rates	3,279	(3,407,540)	(3.27)

Total futures contracts purchased		(727,909)	(0.70)

Futures Contracts Sold
Commodity	931	419,258	0.40
Equity	172	306,988	0.30
Currencies	91	(101,524)	(0.10)
Interest Rates	1,312	670,870	0.65

Total futures contracts sold		1,295,592	1.25

Net unrealized appreciation on open futures contracts		$567,683	0.55%

Unrealized Appreciation on Open Forward Contracts
Commodity	222	$217,726	0.21%
Currencies	$83,479,003	768,435	0.74

Total unrealized appreciation on open forward contracts		986,161	0.95

Unrealized Depreciation on Open Forward Contracts
Commodity	213	(797,034)	(0.77)
Currencies	$219,296,193	(3,539,460)	(3.40)

Total unrealized depreciation on open forward contracts		(4,336,494)	(4.17)

Net unrealized depreciation on open forward contracts		$(3,350,333)	(3.22)%

*	Due to rounding.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

December 31, 2016

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	1,173	$24,761	0.02%
Equity	1,723	740,530	0.56
Currencies	111	62,192	0.05
Interest Rates	1,577	752,353	0.58

Total futures contracts purchased		1,579,836	1.21

Futures Contracts Sold
Commodity	801	819,765	0.63
Equity	147	(90,461)	(0.06)
Currencies	15	3,626	0.00 **
Interest Rates	3,074	369,173	0.28

Total futures contracts sold		1,102,103	0.85

Net unrealized appreciation on open futures contracts		$2,681,939	2.06%

Unrealized Appreciation on Open Forward Contracts
Commodity	175	$329,971	0.25%
Currencies	$168,289,643	2,886,266	2.22

Total unrealized appreciation on open forward contracts		3,216,237	2.47

Unrealized Depreciation on Open Forward Contracts
Commodity	249	(808,016)	(0.62)
Currencies	$112,192,404	(2,265,817)	(1.74)

Total unrealized depreciation on open forward contracts		(3,073,833)	(2.36)

Net unrealized appreciation on open forward contracts		$142,404	0.11%

U.S. Government Securities				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
$75,000,000	2/9/2017	U.S. Treasury bills, 0.43%* (Amortized cost of $74,931,917)	$74,963,484	57.62%

*	Liquid non-cash held as collateral.
**	Due to rounding.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$202,898	$103,814	$523,705	$267,376

Expenses:
Administrative and General Partner’s fees	544,069	817,802	1,786,753	2,554,280
Ongoing placement agent fees	538,280	808,766	1,765,849	2,545,244
Management fees	476,061	715,576	1,563,410	2,234,994

Total expenses	1,558,410	2,342,144	5,116,012	7,334,518

Net investment loss	(1,355,512)	(2,238,330)	(4,592,307)	(7,067,142)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(3,028,509)	(689,792)	146,022	(5,996,409)
Net change in unrealized gains (losses) on open contracts	3,954,627	(6,076,969)	(5,604,178)	(1,161,415)

Total trading results	926,118	(6,766,761)	(5,458,156)	(7,157,824)

Net income (loss)	$(429,394)	$(9,005,091)	$(10,050,463)	$(14,224,966)

Net income (loss) allocation by Class:
Class A	$(429,878)	$(8,914,226)	$(9,951,418)	$(14,134,101)

Class Z	$484	$(90,865)	$(99,045)	$(90,865)

Net asset value per Unit:
Class A (5,092,461.230 and 6,163,049.874 Units outstanding at September 30, 2017 and 2016, respectively)	$20.22	$24.37	$20.22	$24.37

Class Z (141,515.298 and 177,782.627 Units outstanding at September 30, 2017 and 2016, respectively)	$8.05	$9.50	$8.05	$9.50

Net income (loss) per Unit: *
Class A	$(0.09)	$(1.40)	$(1.84)	$(2.13)

Class Z	$0.01	$(0.50)	$(0.60)	$(0.50)

Weighted average Units outstanding:
Class A	5,220,218.402	6,390,775.789	5,477,311.207	6,634,283.241

Class Z	141,515.298	183,045.785	164,082.277	183,045.785

* Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2016	$128,558,969	5,826,676.707	$1,537,801	177,782.627	$130,096,770	6,004,459.334
Subscriptions - Limited Partners	918,536	42,440.978	-	-	918,536	42,440.978
Redemptions - General Partner	-	-	(300,000)	(36,267.329)	(300,000)	(36,267.329)
Redemptions - Limited Partners	(16,575,112)	(776,656.455)	-	-	(16,575,112)	(776,656.455)
Net income (loss)	(9,951,418)	-	(99,045)	-	(10,050,463)	-

Partners’ Capital, September 30, 2017	$102,950,975	5,092,461.230	$1,138,756	141,515.298	$104,089,731	5,233,976.528

Partners’ Capital, December 31, 2015	$177,818,647	6,709,418.184	$-	-	$177,818,647	6,709,418.184
Subscriptions - General Partner	-	-	1,830,458	183,045.785	1,830,458	183,045.785
Subscriptions - Limited Partners	9,482,749	371,088.484	-	-	9,482,749	371,088.484
Redemptions - General Partner	(1,910,458)	(73,997.691)	(50,000)	(5,263.158)	(1,960,458)	(79,260.849)
Redemptions - Limited Partners	(21,081,125)	(843,459.103)	-	-	(21,081,125)	(843,459.103)
Net income (loss)	(14,134,101)	-	(90,865)	-	(14,224,966)	-

Partners’ Capital, September 30, 2016	$150,175,712	6,163,049.874	$1,689,593	177,782.627	$151,865,305	6,340,832.501

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2017.

During the reporting periods ended September 30, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

As of September 30, 2017, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in three share classes (each, a “Class” or collectively, the “Classes”). The Class of Units that a limited partner receives generally depends on the aggregate subscription amount made by such limited partner in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and changes in partners’ capital for the nine months ended September 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows.  The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Restricted and Unrestricted Cash.  The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, through September 30, 2016, restricted cash equaled the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and option contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. Starting October 1, 2016, the Partnership’s restricted cash is now equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At September 30, 2017 and December 31, 2016, the amount of cash held for margin requirements was $29,814,156 and $29,644,918, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(377,652) (proceeds of $378,529) and $(1,733,117) (proceeds of $1,731,179) as of September 30, 2017 and December 31, 2016, respectively.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

Income Taxes.  Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Class A	Class A	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$0.17	$(1.06)	$(1.01)	$(1.07)
Net investment loss	(0.26)	(0.34)	(0.83)	(1.06)

Increase (decrease) for the period	(0.09)	(1.40)	(1.84)	(2.13)
Net asset value per Unit, beginning of period	20.31	25.77	22.06	26.50

Net asset value per Unit, end of period	$20.22	$24.37	$20.22	$24.37

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Class A	Class A	Class A	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.0)%	(5.6)%	(5.2)%	(5.6)%

Operating expenses	5.8%	5.8%	5.8%	5.9%
Incentive fees	-	-	-	-

Total expenses	5.8%	5.8%	5.8%	5.9%

Total return:
Total return before incentive fees	(0.4)%	(5.4)%	(8.3)%	(8.0)%
Incentive fees	-	-	-	-

Total return after incentive fees	(0.4)%	(5.4)%	(8.3)%	(8.0)%

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

The General Partner estimates that, at any given time, approximately 25.7% to 45.1% of the Partnership’s contracts are traded over-the-counter.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2017 and 2016 were 7,174 and 10,279, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2017 and 2016 were 8,472 and 10,709, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2017 and 2016 were 945 and 1,033, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2017 and 2016 were 890 and 1,107, respectively. The monthly average notional values of currency forward contracts traded during the three months ended September 30, 2017 and 2016 were $555,840,665 and $544,187,733, respectively. The monthly average notional values of currency forward contracts traded during the nine months ended September 30, 2017 and 2016 were $558,587,008 and $574,739,732, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of September 30, 2017 and December 31, 2016, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
September 30, 2017				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$5,030,725	$(4,463,042)	$567,683	$-	$-	$567,683
Forwards	986,161	(986,161)	-	-	-	-

Total assets	$6,016,886	$(5,449,203)	$567,683	$-	$-	$567,683

Liabilities
Futures	$(4,463,042)	$4,463,042	$-	$-	$-	$-
Forwards	(4,336,494)	986,161	(3,350,333)	-	-	(3,350,333)

Total liabilities	$(8,799,536)	$5,449,203	$(3,350,333)	$-	$-	$(3,350,333)

Net fair value						$(2,782,650)	*

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2016				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$4,631,978	$(1,950,039)	$2,681,939	$-	$-	$2,681,939
Forwards	3,216,237	(3,073,833)	142,404	-	-	142,404

Total assets	$7,848,215	$(5,023,872)	$2,824,343	$-	$-	$2,824,343

Liabilities
Futures	$(1,950,039)	$1,950,039	$-	$-	$-	$-
Forwards	(3,073,833)	3,073,833	-	-	-	-

Total liabilities	$(5,023,872)	$5,023,872	$-	$-	$-	$-

Net fair value						$2,824,343	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017
Assets
Futures Contracts
Commodity	$1,101,570
Equity	3,230,792
Currencies	7,660
Interest Rates	690,703

Total unrealized appreciation on open futures contracts	5,030,725

Liabilities
Futures Contracts
Commodity	(807,460)
Equity	(118,676)
Currencies	(109,533)
Interest Rates	(3,427,373)
Total unrealized depreciation on open futures contracts	(4,463,042)

Net unrealized appreciation on open futures contracts	$567,683	*

Assets
Forward Contracts
Commodity	$217,726
Currencies	768,435

Total unrealized appreciation on open forward contracts	986,161

Liabilities
Forward Contracts
Commodity	(797,034)
Currencies	(3,539,460)

Total unrealized depreciation on open forward contracts	(4,336,494)

Net unrealized depreciation on open forward contracts	$(3,350,333)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2017		2016		2017		2016
Commodity	$(541,942)		$(11,065,460)		$(8,308,865)		$(13,502,972)
Equity	4,492,042		5,930,163		18,595,714		(190,374)
Currencies	535,734		(101,274)		(7,970,592)		(2,223,719)
Interest Rates	(3,559,716)		(1,530,190)		(7,774,413)		8,759,241

Total	$926,118	***	$(6,766,761)	***	$(5,458,156)	***	$(7,157,824)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2017 and December 31, 2016 and for the periods ended September 30, 2017 and 2016, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$5,030,725	$5,030,725	$-	$-
Forwards	986,161	217,726	768,435	-

Total assets	$6,016,886	$5,248,451	$768,435	$-

Liabilities
Futures	$4,463,042	$4,463,042	$-	$-
Forwards	4,336,494	797,034	3,539,460	-

Total liabilities	$8,799,536	$5,260,076	$3,539,460	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$74,963,484	$-	$74,963,484	$-
Futures	4,631,978	4,631,978	-	-
Forwards	3,216,237	329,971	2,886,266	-

Total assets	$82,811,699	$4,961,949	$77,849,750	$-

Liabilities
Futures	$1,950,039	$1,950,039	$-	$-
Forwards	3,073,833	808,016	2,265,817	-

Total liabilities	$5,023,872	$2,758,055	$2,265,817	$-

7.	Subsequent Events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2017.

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

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Units.

For the nine months ended September 30, 2017, the Partnership’s capital decreased 20.0% from $130,096,770 to $104,089,731. This decrease was attributable to redemptions of 776,656.455 Class A limited partner Units totaling $16,575,112, redemptions of 36,267.329 Class Z General Partner Units totaling $300,000 and a net loss of $10,050,463, which was partially offset by subscriptions of 42,440.978 Class A limited partners Units totaling $918,536. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2017 and 2016, and a general discussion of its trading activities during such periods. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s third quarter of 2017, the net asset value per Unit for Class A decreased 0.4% from $20.31 to $20.22 as compared to a decrease of 5.4% during the third quarter of 2016. During the Partnership’s third quarter of 2017, the net asset value per Unit for Class Z increased 0.1% from $8.04 to $8.05 as compared to a decrease of 5.0% during the third quarter of 2016. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2017 of $926,118. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the equity and currencies sectors and were partially offset by losses in the commodity and interest rates sector. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2016 of $6,766,761. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector.

The most significant gains were achieved within the global stock index sector primarily during July and September from long positions in U.S., European, and Asian equity index futures as prices surged amid growing confidence in the strength of the global economy. Within the metals complex, gains were experienced during August from long positions in copper, aluminum, and zinc futures as prices rallied amid increased demand from the Chinese manufacturing sector. During August, additional gains within the metals sector were recorded from long positions in gold futures as increasing geopolitical turmoil spurred investor demand for the relative safety of precious metals. Gains within the currency markets were achieved primarily during July from long positions in the euro, Australian dollar, and Canadian dollar versus the U.S. dollar as the relative value of the U.S. currency fell against its peers amid increased concern the Trump administration will not be able to enact key legislative initiates before the end of the year. A majority of the Partnership’s gains for the quarter was offset by losses incurred within the global interest rate sector during September from long positions in U.S. and European fixed income futures as the global bond market experienced a sell-off after hawkish comments from the European Central Bank and Bank of England, as well as confirmation from the U.S. Federal Reserve that it remains committed to unwinding its quantitative easing program. Further losses within the global interest rate markets were experienced during July from positions in Canadian, European, and U.S. fixed income futures. Within the energy sector, losses were recorded during July from short positions in the crude oil complex amid increasing prices after the OPEC member nation re-affirmed their commitment to cutting oil production. Losses within the agricultural sector were also incurred during July from short positions in soybean futures as prices moved higher as drought conditions threatened key Midwest growing regions. Additional losses were incurred from short futures positions in coffee, sugar, and cocoa due to advancing prices as adverse weather in Brazil and West Africa could potentially lower global harvests.

During the Partnership’s nine months ended September 30, 2017, the net asset value per Unit for Class A decreased 8.3% from $22.06 to $20.22 as compared to a decrease of 8.0% during the nine months ended September 30, 2016. During the Partnership’s nine months ended September 30, 2017, the net asset value per Unit for Class Z decreased 6.9% from $8.65 to $8.05 as compared to a decrease of 5.0% during the nine months ended September 30, 2016. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2017 of $5,458,156. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2016 of $7,157,824. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity and currencies sectors and were partially offset by gains in the interest rates sector.

The most significant losses were incurred within the global fixed income sector during June from long positions in Canadian, British, European, and Australian fixed income futures as prices fell sharply late in the month after hawkish comments by European Central Bank President, Mario Draghi, sparked a global sell-off in bonds. Further losses within the global interest rate sector were experienced during September from long positions in U.S. and European fixed income futures as the global bond market experienced another sell-off after hawkish comments from the European Central Bank and Bank of England. Losses within the currency sector were recorded during May due to short positions in the Japanese yen versus the U.S. dollar as the relative value of the U.S. currency moved lower amid continued turmoil surrounding the Trump administration. Additional losses within the currency markets were experienced during January and March from short positions in the British pound, euro, Swiss franc, and Japanese yen versus the U.S. dollar as the relative value of the dollar moved lower amid increased uncertainty of future U.S. fiscal policy. Within the energy sector, losses were recorded during January and March from long positions in natural gas futures as mild weather throughout much of the U.S. reduced demand from homes and businesses, thus pushing prices lower. Additional losses within the energy markets were experienced during March from long positions in the crude oil complex. Within the agricultural sector, losses were incurred during July from short positions in soybean futures as prices moved higher as drought conditions threatened key Midwest growing regions. Further losses within the agricultural complex were recorded during June from short positions in wheat futures as prices rallied significantly higher. Smaller losses were incurred within the metals markets during September from long positions in copper futures as prices declined sharply amid reports of growing supplies and weakening global demand. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the global stock index sector during a majority of the first three quarters of the year from long positions as prices were buoyed by positive growth sentiment in economies across the world.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended September 30, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2016.

As of September 30, 2017, the Partnership’s total capitalization was $104,089,731.

September 30, 2017
			Three Months Ended September 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$5,236,854	5.03%	$5,376,025	$3,980,591	$4,719,420
Equity	7,175,234	6.90	7,658,301	5,162,424	6,264,054
Currencies	13,366,357	12.84	13,366,357	5,421,073	8,833,282
Interest Rates	3,457,965	3.32	4,673,285	3,197,753	3,961,814

Total	$29,236,410	28.09%

*	Average of daily Values at Risk.

As of December 31, 2016, the Partnership’s total capitalization was $130,096,770.

December 31, 2016
			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$7,243,186	5.57%	$11,649,140	$4,601,475	$6,916,563
Equity	8,997,932	6.92	12,149,417	3,747,327	7,389,792
Currencies	9,880,411	7.59	14,805,298	5,517,108	9,492,952
Interest Rates	3,523,389	2.71	7,944,200	3,113,524	4,908,695

Total	$29,644,918	22.79%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013 and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies — Contingencies — Legal” section in MS&Co.’s 2016 Audited Financial Statement and MS&Co’s Mid-Year Financials as of June 30, 2017.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $47 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $47 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2017, there were subscriptions of 7,860.591 Class A Units totaling $160,000. The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	43,559.686	$20.49	N/A	N/A
August 1, 2017 - August 31, 2017	55,276.822	$21.08	N/A	N/A
September 1, 2017 - September 30, 2017	77,036.786	$20.22	N/A	N/A
	175,873.294	$20.56

*	Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

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

MANAGED FUTURES PREMIER GRAHAM L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date:	November 13, 2017

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer and Director (Principal Accounting Officer)

Date:	November 13, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.