Form 10-Q
period 2018-03-31
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2018-05-10
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes    No X

As of April 30, 2018, 5,026,623.305 Limited Partnership Units of Class A were outstanding and 0.000 Limited Partnership Units of Class Z were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Managed Futures Premier Graham L.P.

Statements of Financial Condition

	March 31, 2018 (Unaudited)	December 31, 2017
Assets:
Equity in trading account:
Unrestricted cash	$88,451,629	$82,882,101
Restricted cash	22,350,908	27,194,974
Net unrealized appreciation on open futures contracts	1,420,305	4,524,938
Net unrealized appreciation on open forward contracts	-	1,291,740

Total equity in trading account	112,222,842	115,893,753

Cash at bank	-	437
Interest receivable	112,473	86,426

Total assets	$112,335,315	$115,980,616

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$748,695	$-
Accrued expenses:
Administrative and General Partner’s fees	186,260	185,208
Ongoing placement agent fees	-	183,110
Management fees	162,978	162,056
Redemptions payable to Limited Partners	1,104,991	2,546,441

Total liabilities	2,202,924	3,076,815

Partners’ Capital:
General Partner, Class Z, 138,644.001 and 141,515.298 Units outstanding at March 31, 2018 and December 31, 2017, respectively	1,195,951	1,309,582
Limited Partners, Class A, 5,076,439.526 and 4,822,944.482 Units outstanding at March 31, 2018 and December 31, 2017, respectively	108,936,440	111,594,219

Total partners’ capital (net asset value)	110,132,391	112,903,801

Total liabilities and partners’ capital	$112,335,315	$115,980,616

Net asset value per Unit:
Class A	$21.46	$23.14

Class Z	$8.63	$9.25

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

March 31, 2018

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	1,167	$2,108,266	1.91%
Equity	272	(804,967)	(0.73)
Currencies	7	1,314	0.00 *
Interest Rates	1,540	768,508	0.70

Total futures contracts purchased		2,073,121	1.88

Futures Contracts Sold
Commodity	565	272,827	0.25
Equity	717	(234,520)	(0.21)
Currencies	64	(33,569)	(0.03)
Interest Rates	3,335	(657,554)	(0.60)

Total futures contracts sold		(652,816)	(0.59)

Net unrealized appreciation on open futures contracts		$1,420,305	1.29%

Unrealized Appreciation on Open Forward Contracts
Commodity	397	$1,237,522	1.12%
Currencies	$57,100,052	479,609	0.44

Total unrealized appreciation on open forward contracts		1,717,131	1.56

Unrealized Depreciation on Open Forward Contracts
Commodity	348	(1,695,672)	(1.54)
Currencies	$148,541,313	(770,154)	(0.70)

Total unrealized depreciation on open forward contracts		(2,465,826)	(2.24)

Net unrealized depreciation on open forward contracts		$(748,695)	(0.68)%

*	Due to rounding.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

December 31, 2017

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	767	$2,924,247	2.59%
Equity	1,110	1,012,530	0.90
Currencies	6	10,640	0.01
Interest Rates	2,059	(437,936)	(0.39)

Total futures contracts purchased		3,509,481	3.11

Futures Contracts Sold
Commodity	1,057	119,689	0.11
Equity	169	12,966	0.01
Currencies	71	54,290	0.05
Interest Rates	2,831	828,512	0.73

Total futures contracts sold		1,015,457	0.90

Net unrealized appreciation on open futures contracts		$4,524,938	4.01%

Unrealized Appreciation on Open Forward Contracts
Commodity	348	$1,760,347	1.56%
Currencies	$160,901,250	1,516,438	1.34

Total unrealized appreciation on open forward contracts		3,276,785	2.90

Unrealized Depreciation on Open Forward Contracts
Commodity	42	(303,656)	(0.27)
Currencies	$151,404,641	(1,681,389)	(1.49)

Total unrealized depreciation on open forward contracts		(1,985,045)	(1.76)

Net unrealized appreciation on open forward contracts		$1,291,740	1.14%

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income:
Interest income	$327,985	$137,506

Expenses:
Administrative and General Partner’s fees	602,513	642,803
Ongoing placement agent fees	595,892	635,078
Management fees	527,198	562,453

Total expenses	1,725,603	1,840,334

Net investment loss	(1,397,618)	(1,702,828)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(2,194,296)	5,452,309
Net change in unrealized gains (losses) on open contracts	(5,148,491)	(5,774,780)

Total trading results	(7,342,787)	(322,471)

Net income (loss)	$(8,740,405)	$(2,025,299)

Net income (loss) per Unit: *
Class A	$(1.68)	$(0.35)

Class Z	$(0.62)	$(0.09)

Weighted average Units outstanding:
Class A	5,183,546.190	5,740,494.026

Class Z	143,788.034	177,782.627

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2017	$111,594,219	4,822,944.482	$1,309,582	141,515.298	$112,903,801	4,964,459.780
Subscriptions - General Partner	-	-	116,187	12,560.802	116,187	12,560.802
Subscriptions - Limited Partners	9,480,783	409,714.028	-	-	9,480,783	409,714.028
Redemptions - General Partner	-	-	(150,000)	(15,432.099)	(150,000)	(15,432.099)
Redemptions - Limited Partners	(3,477,975)	(156,218.984)	-	-	(3,477,975)	(156,218.984)
Net income (loss)	(8,660,587)	-	(79,818)	-	(8,740,405)	-

Partners’ Capital, March 31, 2018	$108,936,440	5,076,439.526	$1,195,951	138,644.001	$110,132,391	5,215,083.527

Partners’ Capital, December 31, 2016	$128,558,969	5,826,676.707	$1,537,801	177,782.627	$130,096,770	6,004,459.334
Subscriptions - Limited Partners	558,536	25,370.822	-	-	558,536	25,370.822
Redemptions - Limited Partners	(5,797,778)	(265,181.817)	-	-	(5,797,778)	(265,181.817)
Net income (loss)	(2,008,512)	-	(16,787)	-	(2,025,299)	-

Partners’ Capital, March 31, 2017	$121,311,215	5,586,865.712	$1,521,014	177,782.627	$122,832,229	5,764,648.339

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. Ceres is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). This entity currently acts as the placement agent for the Partnership. Morgan Stanley Wealth Management is a principal subsidiary of MSD Holdings.

Graham Capital Management, L.P. (“Graham” or the “Trading Advisor”) is the trading advisor to the Partnership and manages the assets of the Partnership pursuant to its K4D-15V Program, the Trading Advisor’s proprietary, trend-following trading program.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2018.

During the reporting periods ended March 31, 2018 and 2017, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. During the reporting period and prior periods included in this report, the Partnership also deposited a portion of its cash in a non-trading bank account at JPMorgan Chase Bank, N.A.

As of March 31, 2018, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in three share classes (each, a “Class” or collectively, the “Classes”). The Class of Units that a limited partner receives generally depends on the aggregate subscription amount made by such limited partner in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

Class of Units	Aggregate Investment
A	Up to $4,999,999
D	$5,000,000 and above
Z	All

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

As of January 19, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”). Pursuant to the Harbor Selling Agreement, Harbor has been appointed as a non-exclusive selling agent of the Partnership for the purpose of finding eligible investors for Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2018 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. After September 30, 2018, the Harbor Selling Agreement may be terminated by any party on thirty days’ prior written notice. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing placement agent fee equal to 1/12th of 2.0% (a 2.0% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2018, the results of its operations and changes in partners’ capital for the three months ended March 31, 2018 and 2017. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2018 and 2017, the Partnership carried no debt and all the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

Partnership’s Investments. All Futures Interests held by the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The Futures Interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in Futures Interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses. The Partnership does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses.

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At March 31, 2018 and December 31, 2017, the amount of cash held for margin requirements was $22,350,908 and $27,194,974, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(1,684,804) (proceeds of $1,683,140) and $43,923 (cost of $42,164) as of March 31, 2018 and December 31, 2017, respectively.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the periods in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(1.41)	$(0.06)
Net investment loss	(0.27)	(0.29)

Increase (decrease) for the period	(1.68)	(0.35)
Net asset value per Unit, beginning of period	23.14	22.06

Net asset value per Unit, end of period	$21.46	$21.71

	Three Months Ended March 31,
	2018	2017
	Class A	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.9)%	(5.5)%

Operating expenses	6.1%	5.9%
Incentive fees	-	-

Total expenses	6.1%	5.9%

Total return:
Total return before incentive fees	(7.3)%	(1.6)%
Incentive fees	-	-

Total return after incentive fees	(7.3)%	(1.6)%

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

The General Partner estimates that, at any given time, approximately 30.2% to 46.2% of the Partnership’s contracts are traded over-the-counter.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2018 and 2017 were 8,041 and 8,746, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2018 and 2017 were 938 and 889, respectively. The monthly average notional values of currency forward contracts traded during the three months ended March 31, 2018 and 2017 were $550,540,086 and $493,831,504, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of March 31, 2018 and December 31, 2017, respectively.

March 31, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/Pledged*
Assets
Futures	$4,397,071	$(2,976,766)	$1,420,305	$-	$-	$1,420,305
Forwards	1,717,131	(1,717,131)	-	-	-	-

Total assets	$6,114,202	$(4,693,897)	$1,420,305	$-	$-	$1,420,305

Liabilities
Futures	$(2,976,766)	$2,976,766	$-	$-	$-	$-
Forwards	(2,465,826)	1,717,131	(748,695)	-	-	(748,695)

Total liabilities	$(5,442,592)	$4,693,897	$(748,695)	$-	$-	$(748,695)

Net fair value						$671,610 *

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/Pledged*
Assets
Futures	$6,470,501	$(1,945,563)	$4,524,938	$-	$-	$4,524,938
Forwards	3,276,785	(1,985,045)	1,291,740	-	-	1,291,740

Total assets	$9,747,286	$(3,930,608)	$5,816,678	$-	$-	$5,816,678

Liabilities
Futures	$(1,945,563)	$1,945,563	$-	$-	$-	$-
Forwards	(1,985,045)	1,985,045	-	-	-	-

Total liabilities	$(3,930,608)	$3,930,608	$-	$-	$-	$-

Net fair value						$5,816,678	*

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2018 and December 31, 2017, respectively.

March 31, 2018
Assets
Futures Contracts
Commodity	$2,603,591
Equity	316,380
Currencies	7,339
Interest Rates	1,469,761

Total unrealized appreciation on open futures contracts	4,397,071

Liabilities
Futures Contracts
Commodity	(222,498)
Equity	(1,355,867)
Currencies	(39,594)
Interest Rates	(1,358,807)

Total unrealized depreciation on open futures contracts	(2,976,766)

Net unrealized appreciation on open futures contracts	$1,420,305 *

Assets
Forward Contracts
Commodity	$1,237,522
Currencies	479,609

Total unrealized appreciation on open forward contracts	1,717,131

Liabilities
Forward Contracts
Commodity	(1,695,672)
Currencies	(770,154)

Total unrealized depreciation on open forward contracts	(2,465,826)

Net unrealized depreciation on open forward contracts	$(748,695)**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2017
Assets
Futures Contracts
Commodity	$3,582,239
Equity	1,462,121
Currencies	76,914
Interest Rates	1,349,227

Total unrealized appreciation on open futures contracts	6,470,501

Liabilities
Futures Contracts
Commodity	(538,303)
Equity	(436,625)
Currencies	(11,984)
Interest Rates	(958,651)

Total unrealized depreciation on open futures contracts	(1,945,563)

Net unrealized appreciation on open futures contracts	$4,524,938 *

Assets
Forward Contracts
Commodity	$1,760,347
Currencies	1,516,438

Total unrealized appreciation on open forward contracts	3,276,785

Liabilities
Forward Contracts
Commodity	(303,656)
Currencies	(1,681,389)

Total unrealized depreciation on open forward contracts	(1,985,045)

Net unrealized appreciation on open forward contracts	$1,291,740 **

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
Sector	2018		2017
Commodity	$(2,232,589)		$(5,949,203)
Equity	(2,305,253)		9,062,231
Currencies	(1,283,403)		(2,435,691)
Interest Rates	(1,521,542)		(999,808)

Total	$(7,342,787	)***	$(322,471	)***

*** This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

Partnership’s Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2018 and December 31, 2017 and for the periods ended March 31, 2018 and 2017, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,397,071	$4,397,071	$-	$-
Forwards	1,717,131	-	1,717,131	-

Total assets	$6,114,202	$4,397,071	$1,717,131	$-

Liabilities
Futures	$2,976,766	$2,976,766	$-	$-
Forwards	2,465,826	-	2,465,826	-

Total liabilities	$5,442,592	$2,976,766	$2,465,826	$-

December 31, 2017*	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,470,501	$6,470,501	$-	$-
Forwards	3,276,785	-	3,276,785	-

Total assets	$9,747,286	$6,470,501	$3,276,785	$-

Liabilities
Futures	$1,945,563	$1,945,563	$-	$-
Forwards	1,985,045	-	1,985,045	-

Total liabilities	$3,930,608	$1,945,563	$1,985,045	$-

*

$329,971 of assets and $808,016 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metal Exchange contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2018.

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

For the three months ended March 31, 2018, the Partnership’s capital decreased 2.5% from $112,903,801 to $110,132,391. This decrease was attributable to redemptions of 156,218.984 Class A limited partner Units totaling $3,477,975, redemptions of 15,432.099 Class Z General Partner Units totaling $150,000 and a net loss of $8,740,405, which was partially offset by subscriptions of 409,714.028 Class A limited partners Units totaling $9,480,783 and subscriptions of 12,560.802 Class Z General Partner Units totaling $116,187. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2018 and 2017, and a general discussion of its trading activities during such periods. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s first quarter of 2018, the net asset value per Unit for Class A decreased 7.3% from $23.14 to $21.46 as compared to a decrease of 1.6% during the first quarter of 2017. During the Partnership’s first quarter of 2018, the net asset value per Unit for Class Z decreased 6.7% from $9.25 to $8.63 as compared to a decrease of 1.0% during the first quarter of 2017. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2018 of $7,342,787. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity, currencies and interest rates sectors. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2017 of $322,471. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector.

During the first quarter, the most notable losses were incurred within the global equity index sector, primarily during February, from long positions in U.S., European and Asian equity index futures as global stocks experienced a sharp sell-off to start the month after trending consistently higher in recent months. Within the currency sector, losses were incurred during February from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen advanced amid fears of a US-led trade war. Within the global interest rate sector, losses incurred during January from long positions in European fixed income futures more than offset gains from short positions in U.S. fixed income futures. In commodities, losses within the metals markets were incurred during February and March from long positions in aluminum and copper futures as demand for industrial metals softened amid signs of weakness in the global equity markets and a burgeoning global trade war. Additional commodity losses were incurred in grains, while gains were recorded from trading energies and sugar futures.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended March 31, 2018 and for the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, the Partnership’s total capitalization was $110,132,391.

		March 31, 2018
			Three Months Ended March 31, 2018

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$4,227,918	3.84%	$7,391,829	$3,254,927	$5,171,314
Equity	4,937,815	4.48	7,144,363	3,098,534	4,982,050
Currencies	9,098,918	8.26	11,133,504	6,357,085	8,677,861
Interest Rates	3,629,907	3.30	4,558,102	2,756,181	3,636,854

Total	$21,894,558	19.88%

*Average of daily Values at Risk.

As of December 31, 2017, the Partnership’s total capitalization was $112,903,801.

		December 31, 2017
			Twelve Months Ended December 31, 2017

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division affirmed the lower court’s June 10, 2014 order. On October 3, 2017, the Appellate Division denied MS&Co.’s motion for leave to appeal to the New York Court of Appeals. At March 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $89 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2018, there were subscriptions of 409,714.028 Class A Units totaling $9,480,783. The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	42,608.718	$24.26	N/A	N/A
February 1, 2018 - February 28, 2018	62,119.523	$21.56	N/A	N/A
March 1, 2018 - March 31, 2018	51,490.743	$21.46	N/A	N/A
	156,218.984	$22.26

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

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

Date: May 10, 2018

By: /s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 10, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.