Form 10-Q
period 2018-06-30
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2018-08-09
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes    No X

As of July 31, 2018, 4,794,287.355 Limited Partnership Units of Class A were outstanding and 0.000 Limited Partnership Units of Class Z were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Managed Futures Premier Graham L.P.

Statements of Financial Condition

	June 30, 2018 (Unaudited)	December 31, 2017
Assets:
Equity in trading account:
Unrestricted cash	$82,338,578	$82,882,101
Restricted cash	22,038,557	27,194,974
Net unrealized appreciation on open futures contracts	1,532,964	4,524,938
Net unrealized appreciation on open forward contracts	-	1,291,740

Total equity in trading account	105,910,099	115,893,753

Cash at bank	-	437
Interest receivable	105,323	86,426

Total assets	$106,015,422	$115,980,616

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$849,141	$-
Accrued expenses:
Administrative and General Partner’s fees	177,234	185,208
Ongoing placement agent fees	-	183,110
Management fees	155,080	162,056
Redemptions payable to Limited Partners	1,675,018	2,546,441

Total liabilities	2,856,473	3,076,815

Partners’ Capital:
General Partner, Class Z, 138,644.001 and 141,515.298 Units outstanding at June 30, 2018 and December 31, 2017, respectively	1,170,199	1,309,582
Limited Partners, Class A, 4,881,789.977 and 4,822,944.482 Units outstanding at June 30, 2018 and December 31, 2017, respectively	101,988,750	111,594,219

Total partners’ capital (net asset value)	103,158,949	112,903,801

Total liabilities and partners’ capital	$106,015,422	$115,980,616

Net asset value per Unit:
Class A	$20.89	$23.14

Class Z	$8.44	$9.25

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

June 30, 2018

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	803	$1,710,930	1.66%
Equity	1,142	(1,683,947)	(1.63)
Currencies	80	36,248	0.04
Interest Rates	2,440	1,384,616	1.34

Total futures contracts purchased		1,447,847	1.41

Futures Contracts Sold
Commodity	540	534,526	0.52
Equity	107	95,598	0.09
Currencies	24	(7,140)	(0.01)
Interest Rates	1,942	(537,867)	(0.52)

Total futures contracts sold		85,117	0.08

Net unrealized appreciation on open futures contracts		$1,532,964	1.49%

Unrealized Appreciation on Open Forward Contracts
Commodity	204	$848,155	0.82%
Currencies	$108,358,363	1,222,966	1.19

Total unrealized appreciation on open forward contracts		2,071,121	2.01

Unrealized Depreciation on Open Forward Contracts
Commodity	300	(2,293,813)	(2.22)
Currencies	$100,294,037	(626,449)	(0.61)

Total unrealized depreciation on open forward contracts		(2,920,262)	(2.83)

Net unrealized depreciation on open forward contracts		$(849,141)	(0.82)%

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

Managed Futures Premier Graham L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$342,732	$183,301	$670,717	$320,807

Expenses:
Administrative and General Partner’s fees	543,449	599,881	1,145,962	1,242,684
Ongoing placement agent fees	537,475	592,491	1,133,367	1,227,569
Management fees	475,517	524,896	1,002,715	1,087,349

Total expenses	1,556,441	1,717,268	3,282,044	3,557,602

Net investment loss	(1,213,709)	(1,533,967)	(2,611,327)	(3,236,795)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,650,344)	(2,277,778)	(3,844,640)	3,174,531
Net change in unrealized gains (losses) on open contracts	9,613	(3,784,025)	(5,138,878)	(9,558,805)

Total trading results	(1,640,731)	(6,061,803)	(8,983,518)	(6,384,274)

Net income (loss)	$(2,854,440)	$(7,595,770)	$(11,594,845)	$(9,621,069)

Net income (loss) per Unit*:
Class A	$(0.57)	$(1.40)	$(2.25)	$(1.75)

Class Z	$(0.19)	$(0.52)	$(0.81)	$(0.61)

Weighted average Units outstanding:
Class A	5,021,678.531	5,471,221.192	5,102,612.361	5,605,857.609

Class Z	138,644.001	172,948.907	141,216.018	175,365.767

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2017	$111,594,219	4,822,944.482	$1,309,582	141,515.298	$112,903,801	4,964,459.780
Subscriptions - General Partner	-	-	116,187	12,560.802	116,187	12,560.802
Subscriptions - Limited Partners	9,480,783	409,714.028	-	-	9,480,783	409,714.028
Redemptions - General Partner	-	-	(150,000)	(15,432.099)	(150,000)	(15,432.099)
Redemptions - Limited Partners	(7,596,977)	(350,868.533)	-	-	(7,596,977)	(350,868.533)
Net income (loss)	(11,489,275)	-	(105,570)	-	(11,594,845)	-

Partners’ Capital, June 30, 2018	$101,988,750	4,881,789.977	$1,170,199	138,644.001	$103,158,949	5,020,433.978

Partners’ Capital, December 31, 2016	$128,558,969	5,826,676.707	$1,537,801	177,782.627	$130,096,770	6,004,459.334
Subscriptions - Limited Partners	758,536	34,580.387	-	-	758,536	34,580.387
Redemptions - General Partner	-	-	(300,000)	(36,267.329)	(300,000)	(36,267.329)
Redemptions - Limited Partners	(12,959,655)	(600,783.161)	-	-	(12,959,655)	(600,783.161)
Net income (loss)	(9,521,540)	-	(99,529)	-	(9,621,069)	-

Partners’ Capital, June 30, 2017	$106,836,310	5,260,473.933	$1,138,272	141,515.298	$107,974,582	5,401,989.231

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2018.

During the reporting periods ended June 30, 2018 and 2017, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. During prior periods included in this report, the Partnership also deposited a portion of its cash in a non-trading bank account at JPMorgan Chase Bank, N.A.

As of June 30, 2018, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in three share classes (each, a “Class” or collectively, the “Classes”). The Class of Units that a limited partner receives generally depends on the aggregate subscription amount made by such limited partner in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017, and changes in partners’ capital for the six months ended June 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At June 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $22,038,557 and $27,194,974, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(192,436) (proceeds of $188,172) and $43,923 (cost of $42,164) as of June 30, 2018 and December 31, 2017, respectively.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Class A	Class A	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(0.33)	$(1.12)	$(1.74)	$(1.18)
Net investment loss	(0.24)	(0.28)	(0.51)	(0.57)

Increase (decrease) for the period	(0.57)	(1.40)	(2.25)	(1.75)
Net asset value per Unit, beginning of period	21.46	21.71	23.14	22.06

Net asset value per Unit, end of period	$20.89	$20.31	$20.89	$20.31

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Class A	Class A	Class A	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.6)%	(5.3)%	(4.7)%	(5.4)%

Operating expenses	5.8%	5.9%	6.0%	5.9%
Incentive fees	-	-	-	-

Total expenses	5.8%	5.9%	6.0%	5.9%

Total return:
Total return before incentive fees	(2.7)%	(6.4)%	(9.7)%	(7.9)%
Incentive fees	-	-	-	-

Total return after incentive fees	(2.7)%	(6.4)%	(9.7)%	(7.9)%

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

The General Partner estimates that, at any given time, approximately 32.2% to 51.1% of the Partnership’s contracts are traded over-the-counter.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2018 and 2017 were 7,302 and 9,496, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2018 and 2017 were 7,672 and 9,121, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2018 and 2017 were 935 and 834, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2018 and 2017 were 937 and 862, respectively. The monthly average notional values of currency forward contracts traded during the three months ended June 30, 2018 and 2017 were $385,359,844 and $626,088,856, respectively. The monthly average notional values of currency forward contracts traded during the six months ended June 30, 2018 and 2017 were $467,949,965 and $559,960,180, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of June 30, 2018 and December 31, 2017, respectively.

June 30, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/Pledged*
Assets
Futures	$4,233,004	$(2,700,040)	$1,532,964	$-	$-	$1,532,964
Forwards	2,071,121	(2,071,121)	-	-	-	-

Total assets	$6,304,125	$(4,771,161)	$1,532,964	$-	$-	$1,532,964

Liabilities
Futures	$(2,700,040)	$2,700,040	$-	$-	$-	$-
Forwards	(2,920,262)	2,071,121	(849,141)	-	-	(849,141)

Total liabilities	$(5,620,302)	$4,771,161	$(849,141)	$-	$-	$(849,141)

Net fair value						$683,823	*

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/Pledged*
Assets
Futures	$6,470,501	$(1,945,563)	$4,524,938	$-	$-	$4,524,938
Forwards	3,276,785	(1,985,045)	1,291,740	-	-	1,291,740

Total assets	$9,747,286	$(3,930,608)	$5,816,678	$-	$-	$5,816,678

Liabilities
Futures	$(1,945,563)	$1,945,563	$-	$-	$-	$-
Forwards	(1,985,045)	1,985,045	-	-	-	-

Total liabilities	$(3,930,608)	$3,930,608	$-	$-	$-	$-

Net fair value						$5,816,678	*

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018
Assets
Futures Contracts
Commodity	$2,545,385
Equity	209,645
Currencies	51,786
Interest Rates	1,426,188

Total unrealized appreciation on open futures contracts	4,233,004

Liabilities

Futures Contracts
Commodity	(299,929)
Equity	(1,797,994)
Currencies	(22,678)
Interest Rates	(579,439)

Total unrealized depreciation on open futures contracts	(2,700,040)

Net unrealized appreciation on open futures contracts	$1,532,964	*

Assets

Forward Contracts
Commodity	$848,155
Currencies	1,222,966

Total unrealized appreciation on open forward contracts	2,071,121

Liabilities

Forward Contracts
Commodity	(2,293,813)
Currencies	(626,449)

Total unrealized depreciation on open forward contracts	(2,920,262)

Net unrealized depreciation on open forward contracts	$(849,141)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2018		2017		2018		2017
Commodity	$(602,334)		$(1,817,720)		$(2,834,923)		$(7,766,923)
Equity	306,247		5,041,441		(1,999,006)		14,103,672
Currencies	(3,799,050)		(6,070,635)		(5,082,453)		(8,506,326)
Interest Rates	2,454,406		(3,214,889)		932,864		(4,214,697)

Total	$(1,640,731)	***	$(6,061,803)	***	$(8,983,518)	***	$(6,384,274)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2018 and December 31, 2017 and for the periods ended June 30, 2018 and 2017, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,233,004	$4,233,004	$-	$-
Forwards	2,071,121	-	2,071,121	-

Total assets	$6,304,125	$4,233,004	$2,071,121	$-

Liabilities
Futures	$2,700,040	$2,700,040	$-	$-
Forwards	2,920,262	-	2,920,262	-

Total liabilities	$5,620,302	$2,700,040	$2,920,262	$-

December 31, 2017*	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,470,501	$6,470,501	$-	$-
Forwards	3,276,785	-	3,276,785	-

Total assets	$9,747,286	$6,470,501	$3,276,785	$-

Liabilities
Futures	$1,945,563	$1,945,563	$-	$-
Forwards	1,985,045	-	1,985,045	-

Total liabilities	$3,930,608	$1,945,563	$1,985,045	$-

*

$329,971 of assets and $808,016 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metal Exchange forward contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2018.

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

Other than the risks inherent in commodity futures, forwards, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Units.

For the six months ended June 30, 2018, the Partnership’s capital decreased 8.6% from $112,903,801 to $103,158,949. This decrease was attributable to redemptions of 350,868.533 Class A limited partner Units totaling $7,596,977, redemptions of 15,432.099 Class Z General Partner Units totaling $150,000 and a net loss of $11,594,845, which was partially offset by subscriptions of 409,714.028 Class A limited partners Units totaling $9,480,783 and subscriptions of 12,560.802 Class Z General Partner Units totaling $116,187. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

The Partnership’s results depend on the Trading Advisor and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forwards and options markets.

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

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2018 and 2017, and a general discussion of its trading activities during such periods. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s second quarter of 2018, the net asset value per Unit for Class A decreased 2.7% from $21.46 to $20.89 as compared to a decrease of 6.4% during the second quarter of 2017. During the Partnership’s second quarter of 2018, the net asset value per Unit for Class Z decreased 2.2% from $8.63 to $8.44 as compared to a decrease of 6.1% during the second quarter of 2017. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2018 of $1,640,731. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity and currencies sectors and were partially offset by gains in the equity and interest rates sectors. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $6,061,803. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector.

The most significant losses were incurred within the currency markets during April and May as the Partnership’s short positioning in the U.S. dollar was negatively impacted by the dollar gaining strength. Losses within the metals markets were primarily incurred due to long positions in industrial metals during June as fears of a trade war between the U.S. and China pulled prices lower. Additional losses in metals were recorded during April from short positions in aluminum futures. Further losses were incurred within the agricultural sector throughout the quarter from long futures positions in grains. A portion of the Partnership’s losses during the second quarter was offset by gains achieved within the energy sector from long positions in crude oil and its refined products as tensions in the Middle East and the re-impositions of sanctions on Iran pushed energy prices higher throughout the quarter. Gains within the global interest rate sector were recorded during May from long positions in German fixed income futures as turmoil surrounding the election of a populist Prime Minister in Italy sparked investor demand for the safety of government debt. Smaller gains were experienced during April from long positions in global equity indices as prices moved higher amid the push for peace talks between the U.S. and North Korea.

During the Partnership’s six months ended June 30, 2018, the net asset value per Unit for Class A decreased 9.7% from $23.14 to $20.89 as compared to a decrease of 7.9% during the six months ended June 30, 2017. During the Partnership’s six months ended June 30, 2018, the net asset value per Unit for Class Z decreased 8.8% from $9.25 to $8.44 as compared to a decrease of 7.1% during the six months ended June 30, 2017. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2018 of $8,983,518. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity and currencies sectors and were partially offset by gains in the interest rates sector. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2017 of $6,384,274. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector.

The most notable losses were recorded within the currency sector during April and May as a surging U.S. dollar negatively impacted the Partnership’s short positioning in the U.S. currency. Further currency losses were experienced during February from positions in the Australian dollar and British pound. Within the metals sector, losses were incurred during April and June from long positions in industrial metals as prices fell amid global trade tensions between the U.S. and China. Additional losses in metals were recorded during February from positions in industrial metals. Losses within the agricultural complex were recorded throughout the first six months of the year due to positions in the grains markets. Notable losses were also recorded during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. A portion of the Partnership’s losses during the first six months of the year was offset by gains achieved during January, March, April, and May from long positions in crude oil and its refined products as global supply shortfalls generally pushed prices higher. Smaller gains in the energies were achieved during June. Gains within the global fixed income sector were experienced due to positions in U.S. fixed income futures during January, February, April, and June.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended June 30, 2018 and for the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of June 30, 2018, the Partnership’s total capitalization was $103,158,949.

	June 30, 2018
			Three Months Ended June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$3,505,996	3.40%	$4,530,692	$3,479,851	$3,917,110
Equity	6,550,054	6.35	7,324,259	3,251,045	4,917,482
Currencies	7,597,177	7.36	12,590,802	6,175,871	10,257,058
Interest Rates	2,946,014	2.86	4,045,533	2,785,570	3,451,719

Total	$20,599,241	19.97%

* Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2017, 2016, 2015, 2014 and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2017 Audited Financial Statement.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (CBOE) and the CBOE Futures Exchange, LLC (CFE) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-

judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co..

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

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raised claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On July 13, 2018, the parties reached an agreement in principle to settle the litigation.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2018, there are no additional subscriptions of Class A Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.

Proceeds of net offering are used for the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	49,816.221	$21.56	N/A	N/A
May 1, 2018 - May 31, 2018	64,650.542	$21.19	N/A	N/A
June 1, 2018 - June 30, 2018	80,182.786	$20.89	N/A	N/A
	194,649.549	$21.16

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

Date: August 9, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date: August 9, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.