Form 10-Q
period 2018-09-30
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2018-11-08
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes X     No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes    No X

As of October 31, 2018, 4,543,634.794 Limited Partnership Units of Class A were outstanding and 0.000 Limited Partnership Units of Class Z were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Managed Futures Premier Graham L.P.

Statements of Financial Condition

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$72,671,190	$82,882,101
Restricted cash	26,269,672	27,194,974
Net unrealized appreciation on open futures contracts	7,320,068	4,524,938
Net unrealized appreciation on open forward contracts	-	1,291,740

Total equity in trading account	106,260,930	115,893,753

Cash at bank	-	437
Interest receivable	104,477	86,426

Total assets	$106,365,407	$115,980,616

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$374,435	$-
Accrued expenses:
Administrative and General Partner’s fees	171,029	185,208
Ongoing placement agent fees	-	183,110
Management fees	149,651	162,056
Redemptions payable to Limited Partners	2,829,058	2,546,441

Total liabilities	3,524,173	3,076,815

Partners’ Capital:
General Partner, Class Z, 138,644.001 and 141,515.298 Units outstanding at September 30, 2018 and December 31, 2017, respectively	1,242,766	1,309,582
Limited Partners, Class A, 4,601,675.835 and 4,822,944.482 Units outstanding at September 30, 2018 and December 31, 2017, respectively	101,598,468	111,594,219

Total partners’ capital (net asset value)	102,841,234	112,903,801

Total liabilities and partners’ capital	$106,365,407	$115,980,616

Net asset value per Unit:
Class A	$22.08	$23.14

Class Z	$8.96	$9.25

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

September 30, 2018

(Unaudited)

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Commodity	695	$2,804,195	2.73%
Equity	1,036	2,437,921	2.37
Currencies	50	6,097	0.01
Interest Rates	1,290	(1,058,432)	(1.03)

Total futures contracts purchased		4,189,781	4.08

Futures Contracts Sold
Commodity	1,119	1,309,317	1.27
Equity	115	(66,616)	(0.07)
Currencies	29	18,244	0.02
Interest Rates	3,377	1,869,342	1.82

Total futures contracts sold		3,130,287	3.04

Net unrealized appreciation on open futures contracts		$7,320,068	7.12%

Unrealized Appreciation on Open Forward Contracts
Commodity	176	$231,674	0.22%
Currencies	$91,810,322	1,324,540	1.29

Total unrealized appreciation on open forward contracts		1,556,214	1.51

Unrealized Depreciation on Open Forward Contracts
Commodity	205	(429,765)	(0.42)
Currencies	$169,891,212	(1,500,884)	(1.46)

Total unrealized depreciation on open forward contracts		(1,930,649)	(1.88)

Net unrealized depreciation on open forward contracts		$(374,435)	(0.37)%

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

Managed Futures Premier Graham L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$346,287	$202,898	$1,017,004	$523,705

Expenses:
Administrative and General Partner’s fees	510,128	544,069	1,656,090	1,786,753
Ongoing placement agent fees	504,237	538,280	1,637,604	1,765,849
Management fees	446,361	476,061	1,449,076	1,563,410

Total expenses	1,460,726	1,558,410	4,742,770	5,116,012

Net investment loss	(1,114,439)	(1,355,512)	(3,725,766)	(4,592,307)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	555,034	(3,028,509)	(3,289,606)	146,022
Net change in unrealized gains (losses) on open contracts	6,263,824	3,954,627	1,124,946	(5,604,178)

Total trading results	6,818,858	926,118	(2,164,660)	(5,458,156)

Net income (loss)	$5,704,419	$(429,394)	$(5,890,426)	$(10,050,463)

Net income (loss) per Unit*:
Class A	$1.19	$(0.09)	$(1.06)	$(1.84)

Class Z	$0.52	$0.01	$(0.29)	$(0.60)

Weighted average Units outstanding:
Class A	4,802,766.582	5,220,218.402	5,002,663.768	5,477,311.207

Class Z	138,644.001	141,515.298	140,358.679	164,082.277

* Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2017	$111,594,219	4,822,944.482	$1,309,582	141,515.298	$112,903,801	4,964,459.780
Subscriptions - General Partner	-	-	116,187	12,560.802	116,187	12,560.802
Subscriptions - Limited Partners	9,530,783	412,132.993	-	-	9,530,783	412,132.993
Redemptions - General Partner	-	-	(150,000)	(15,432.099)	(150,000)	(15,432.099)
Redemptions - Limited Partners	(13,669,111)	(633,401.640)	-	-	(13,669,111)	(633,401.640)
Net income (loss)	(5,857,423)	-	(33,003)	-	(5,890,426)	-

Partners’ Capital, September 30, 2018	$101,598,468	4,601,675.835	$1,242,766	138,644.001	$102,841,234	4,740,319.836

Partners’ Capital, December 31, 2016	$128,558,969	5,826,676.707	$1,537,801	177,782.627	$130,096,770	6,004,459.334
Subscriptions - Limited Partners	918,536	42,440.978	-	-	918,536	42,440.978
Redemptions - General Partner	-	-	(300,000)	(36,267.329)	(300,000)	(36,267.329)
Redemptions - Limited Partners	(16,575,112)	(776,656.455)	-	-	(16,575,112)	(776,656.455)
Net income (loss)	(9,951,418)	-	(99,045)	-	(10,050,463)	-

Partners’ Capital, September 30, 2017	$102,950,975	5,092,461.230	$1,138,756	141,515.298	$104,089,731	5,233,976.528

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2018.

During the reporting periods ended September 30, 2018 and 2017, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. During prior periods included in this report, the Partnership also deposited a portion of its cash in a non-trading bank account at JPMorgan Chase Bank, N.A.

As of September 30, 2018, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in three share classes (each, a “Class” or collectively, the “Classes”). The Class of Units that a limited partner receives generally depends on the aggregate subscription amount made by such limited partner in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”) , which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2019 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing placement agent fee equal to 1/12th of 2.0% (a 2.0% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017, and changes in partners’ capital for the nine months ended September 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At September 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $26,269,672 and $27,194,974, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(598,168) (proceeds of $595,918) and $43,923 (cost of $42,164) as of September 30, 2018 and December 31, 2017, respectively.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	Class A	Class A	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$1.42	$0.17	$(0.32)	$(1.01)
Net investment loss	(0.23)	(0.26)	(0.74)	(0.83)

Increase (decrease) for the period	1.19	(0.09)	(1.06)	(1.84)
Net asset value per Unit, beginning of period	20.89	20.31	23.14	22.06

Net asset value per Unit, end of period	$22.08	$20.22	$22.08	$20.22

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	Class A	Class A	Class A	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.3)%	(5.0)%	(4.5)%	(5.2)%

Operating expenses	5.7%	5.8%	5.9%	5.8%
Incentive fees	-	-	-	-

Total expenses	5.7%	5.8%	5.9%	5.8%

Total return:
Total return before incentive fees	5.7%	(0.4)%	(4.6)%	(8.3)%
Incentive fees	-	-	-	-

Total return after incentive fees	5.7%	(0.4)%	(4.6)%	(8.3)%

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

The General Partner estimates that, at any given time, approximately 29.4% to 43.2% of the Partnership’s contracts are traded over-the-counter.

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

The Futures Interests traded, and the U.S. Treasury bills held, by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently, in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on non-exchange-traded forward currency contracts are settled upon termination of the contract.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2018 and 2017 were 7,890 and 7,174, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2018 and 2017 were 7,745 and 8,472, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2018 and 2017 were 795 and 945, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2018 and 2017 were 889 and 890, respectively. The monthly average notional values of currency forward contracts traded during the three months ended September 30, 2018 and 2017 were $345,939,162 and $555,840,665, respectively. The monthly average notional values of currency forward contracts traded during the nine months ended September 30, 2018 and 2017 were $427,279,697 and $558,587,008, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of September 30, 2018 and December 31, 2017, respectively.

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
September 30, 2018	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$8,921,607	$(1,601,539)	$7,320,068	$-	$-	$7,320,068
Forwards	1,556,214	(1,556,214)	-	-	-	-

Total assets	$10,477,821	$(3,157,753)	$7,320,068	$-	$-	$7,320,068

Liabilities
Futures	$(1,601,539)	$1,601,539	$-	$-	$-	$-
Forwards	(1,930,649)	1,556,214	(374,435)	-	-	(374,435)

Total liabilities	$(3,532,188)	$3,157,753	$(374,435)	$-	$-	$(374,435)

Net fair value						$6,945,633	*

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2017	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$6,470,501	$(1,945,563)	$4,524,938	$-	$-	$4,524,938
Forwards	3,276,785	(1,985,045)	1,291,740	-	-	1,291,740

Total assets	$9,747,286	$(3,930,608)	$5,816,678	$-	$-	$5,816,678

Liabilities
Futures	$(1,945,563)	$1,945,563	$-	$-	$-	$-
Forwards	(1,985,045)	1,985,045	-	-	-	-

Total liabilities	$(3,930,608)	$3,930,608	$-	$-	$-	$-

Net fair value						$5,816,678	*

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2018 and December 31, 2017, respectively.

	September 30, 2018
Assets

Futures Contracts
Commodity	$4,197,454
Equity	2,733,648
Currencies	25,640
Interest Rates	1,964,865

Total unrealized appreciation on open futures contracts	8,921,607

Liabilities

Futures Contracts
Commodity	(83,942)
Equity	(362,343)
Currencies	(1,299)
Interest Rates	(1,153,955)

Total unrealized depreciation on open futures contracts	(1,601,539)

Net unrealized appreciation on open futures contracts	$7,320,068	*

Assets
Forward Contracts
Commodity	$231,674
Currencies	1,324,540

Total unrealized appreciation on open forward contracts	1,556,214

Liabilities
Forward Contracts
Commodity	(429,765)
Currencies	(1,500,884)

Total unrealized depreciation on open forward contracts	(1,930,649)

Net unrealized depreciation on open forward contracts	$(374,435)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sector	2018		2017		2018		2017
Commodity	$2,373,965		$(541,942)		$(460,958)		$(8,308,865)
Equity	4,620,180		4,492,042		2,621,174		18,595,714
Currencies	310,834		535,734		(4,771,619)		(7,970,592)
Interest Rates	(486,121)		(3,559,716)		446,743		(7,774,413)

Total	$6,818,858	***	$926,118	***	$(2,164,660)	***	$(5,458,156)	***

*** This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2018 and December 31, 2017 and for the periods ended September 30, 2018 and 2017, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$8,921,607	$8,921,607	$-	$-
Forwards	1,556,214	-	1,556,214	-

Total assets	$10,477,821	$8,921,607	$1,556,214	$-

Liabilities
Futures	$1,601,539	$1,601,539	$-	$-
Forwards	1,930,649	-	1,930,649	-

Total liabilities	$3,532,188	$1,601,539	$1,930,649	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,470,501	$6,470,501	$-	$-
Forwards	3,276,785	-	3,276,785	-

Total assets	$9,747,286	$6,470,501	$3,276,785	$-

Liabilities
Futures	$1,945,563	$1,945,563	$-	$-
Forwards	1,985,045	-	1,985,045	-

Total liabilities	$3,930,608	$1,945,563	$1,985,045	$-

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements, except as described in Note 1, “Organization” above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2018.

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

For the nine months ended September 30, 2018, the Partnership’s capital decreased 8.9% from $112,903,801 to $102,841,234. This decrease was attributable to redemptions of 633,401.640 Class A limited partner Units totaling $13,669,111, redemptions of 15,432.099 Class Z General Partner Units totaling $150,000 and a net loss of $5,890,426, which was partially offset by subscriptions of 412,132.993 Class A limited partner Units totaling $9,530,783 and subscriptions of 12,560.802 Class Z General Partner Units totaling $116,187. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2018 and 2017, and a general discussion of its trading activities during such periods. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s third quarter of 2018, the net asset value per Unit for Class A increased 5.7% from $20.89 to $22.08 as compared to a decrease of 0.4% during the third quarter of 2017. During the Partnership’s third quarter of 2018, the net asset value per Unit for Class Z increased 6.2% from $8.44 to $8.96 as compared to an increase of 0.1% during the third quarter of 2017. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2018 of $6,818,858. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity and currencies sectors and were partially offset by losses in the interest rates sector. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2017 of $926,118. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the equity and currencies sectors and were partially offset by losses in the commodity and interest rates sectors.

The most significant gains were achieved during July within the global stock index sector from long positions in U.S. and Asian equity index futures as stock prices rallied on positive global economic sentiment. Additional gains within the stock index sector were recorded from long positions in U.S. equity index futures during August. Within the energy markets, gains were experienced during August and September from long positions in crude oil and its refined products as prices moved higher on signs of persistent global supply shortfalls. Further gains were experienced in the metals markets during July and August from short positions in gold and silver futures as a strengthening U.S. dollar diminished investor demand for precious metals. Within the currency sector, gains were experienced during August and September from positions in the Australian dollar and Japanese yen. A portion of the Partnership’s gains during the third quarter was offset by losses incurred within the global interest rate markets during July from long positions in European fixed income futures as prices fell as Eurozone economies gained strength.

During the Partnership’s nine months ended September 30, 2018, the net asset value per Unit for Class A decreased 4.6% from $23.14 to $22.08 as compared to a decrease of 8.3% during the nine months ended September 30, 2017. During the Partnership’s nine months ended September 30, 2018, the net asset value per Unit for Class Z decreased 3.1% from $9.25 to $8.96 as compared to a decrease of 6.9% during the nine months ended September 30, 2017. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2018 of $2,164,660. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity and currencies sectors and were partially offset by gains in the equity and interest rates sectors. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2017 of $5,458,156. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector.

The most notable losses were recorded within the currency sector during April and May as a surging U.S. dollar negatively impacted the Partnership’s short positioning in the U.S. currency. Within the metals sector, losses were incurred during April and June from long positions in industrial metals as prices fell amid global trade tensions between the U.S. and China. Additional losses in metals were recorded during February from positions in industrial metals. Losses within the agricultural complex were recorded throughout the first nine months of the year due to positions in the grains markets. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved during January, March, April, and May from long positions in crude oil and its refined products as global supply shortfalls generally pushed prices higher. Additional gains in the energies were achieved during June, August, and September. Within the global stock index sector, gains were achieved during July from long positions in U.S. and Asian equity index futures as stock prices rallied on positive global economic sentiment. Additional gains within the stock index sector were recorded from long positions in U.S. equity index futures during January and August. Gains within the global fixed income sector were experienced due to positions in U.S. fixed income futures during January, February, April, June, and September.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended September 30, 2018 and for the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of September 30, 2018, the Partnership’s total capitalization was $102,841,234.

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$5,853,903	5.69%	$6,029,196	$3,493,303	$4,955,925
Equity	6,575,747	6.39	7,546,949	5,864,102	6,651,383
Currencies	9,563,364	9.30	13,054,095	6,267,004	8,495,167
Interest Rates	4,079,555	3.97	4,079,555	2,788,581	3,523,781

Total	$26,072,569	25.35%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2018, there were subscriptions of 2,418.965 Class A Units totaling $50,000. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.

Proceeds of net offering are used for the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	87,502.622	$20.67	N/A	N/A
August 1, 2018 - August 31, 2018	66,902.871	$21.44	N/A	N/A
September 1, 2018 - September 30, 2018	128,127.614	$22.08	N/A	N/A
	282,533.107	$21.49

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

10.1 — Alternative Investment Selling Agent Agreement, dated as of November 1, 2018, by and among Ceres Managed Futures LLC, Harbor Investment Advisory, LLC, Morgan Stanley Distribution Inc., and the limited partnerships listed on Schedule 1 thereto (filed herewith).

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101. INS XBRL Instance Document.

101. SCH XBRL Taxonomy Extension Schema Document.

101. CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB XBRL Taxonomy Extension Label Linkbase Document.

101. PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAGED FUTURES PREMIER GRAHAM L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date: November 8, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 8, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.