Form 10-K
period 2018-12-31
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2019-03-26
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes                         No X

Limited Partnership Units with aggregate values of $101,988,750 of Class A and $0 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2019, 4,162,834.923 Limited Partnership Units of Class A were outstanding and 0.000 Limited Partnership Units of Class Z were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Managed Futures Premier Graham L.P. (“Premier Graham” or the “Partnership”) was formed on July 15, 1998 under the Delaware Revised Uniform Limited Partnership Act to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”). The Futures Interests that are traded by the Partnership are volatile and involve a high degree of risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership commenced trading operations on March 1, 1999.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). This entity currently serves as the placement agent to the Partnership (the “Placement Agent”). Morgan Stanley Wealth Management is a principal subsidiary of MSD Holdings.

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

For the period January 1, 2018 through December 31, 2018, the approximate average market sector distribution for the Partnership was as follows:

During the years ended December 31, 2018, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acted as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposited a portion of its cash in a non-trading bank account at JPMorgan Chase Bank, N.A.

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Trading Advisor. The Management Agreement provides that the Trading Advisor has sole discretion in determining the investments of the assets of the Partnership allocated to the Trading Advisor by the General Partner. Pursuant to the Management Agreement, the Partnership pays the Trading Advisor a flat-rate monthly fee. Effective February 1, 2019, the management fee payable by the Partnership to the Trading Advisor is equal to 1/12th of the 1.35% (1.35% annual rate) of the Partnership’s net assets as of the first day of each month. From April 1, 2014 to January 31, 2019, the management fee payable by the Partnership to the Trading Advisor was equal to 1/12th of 1.75% (1.75% annual rate) of the Partnership’s net assets as of the first day of each month. Prior to April 1, 2014, the management fee payable by the Partnership to the Trading Advisor was equal to 1/12th of 2% (2% annual rate) per month of net assets allocated to the Trading Advisor on the first day of each month.

In addition, the Partnership pays the Trading Advisor an incentive fee. Effective February 1, 2019, the Partnership pays Graham an incentive fee equal to 18% of trading profits experienced by the Partnership as of the end of each calendar year. Prior to February 1, 2019, the Partnership paid Graham an incentive fee equal to 20% of trading profits experienced by the Partnership as of the end of each calendar month. Trading profits represent the amount by which profits from trading in Futures Interests exceed losses after ongoing placement agent fees, management and administrative and General Partner’s fees, as applicable, are deducted. When the Trading Advisor experiences losses with respect to net assets as of the end of a calendar year or month, as applicable, the Trading Advisor must recover such losses before the Trading Advisor is eligible for an incentive fee in the future. Cumulative trading losses are adjusted on a pro-rated basis for the amount of each month’s net redemptions.

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for units of limited partnership interest (“Unit(s)”) through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2019 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods.

Units of the Partnership are currently being offered in three share classes in a private placement pursuant to Regulation D under the Securities Act. Depending on the aggregate amount invested in the Partnership, limited partners receive either Class A, D or Z Units in the Partnership (each, a “Class” or collectively, the “Classes”), although the General Partner may determine to offer Units to investors at its discretion.

Class of Units	Aggregate Investments
A	Up to $4,999,999
D	$5,000,000 and above
Z	All

As of November 1, 2015, the General Partner began offering Class Z Units. All Units issued prior to June 30, 2016 were deemed Class A Units. The rights, liabilities, risks, and fees associated with investment in the Class A Units did not change. Class Z Units were first issued on July 1, 2016 at $10 per Unit. Class Z Units are offered to limited partners who receive advisory services from Morgan Stanley Wealth Management and certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Each of Class A, D and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units; however, Class Z Units are not subject to an ongoing placement agent fee.

The Partnership began the year at a net asset value per Class A Unit of $23.14 and decreased 20.2% to $18.46 per Class A Unit and a net asset value per Class Z Unit of $9.25 and decreased 18.6% to $7.53 per Class Z Unit on December 31, 2018. For a more detailed description of the Partnership’s business, see subparagraph (c).

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the administrative and General Partner’s fee it receives, the ordinary administrative expenses of the Partnership, including the expenses related to the engagement of the Administrator.

(b) Financial Information about Segments. For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of Futures Interests. The relevant financial information is presented in “Item 6. Selected Financial Data.” and “Item 8. Financial Statements and Supplementary Data.”

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of Futures Interests pursuant to trading instructions provided by the Trading Advisor. See Item 1(a) and (b) above for a complete description of the Partnership’s business. The information requested in Section 101(c)(i) through (xiii) of Regulation S-K is not applicable to the Partnership. Additionally, the Partnership does not have any employees. The directors and officers of the General Partner are listed in “Item 10. Directors, Executive Officers and Corporate Governance.”

(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in non-U.S. countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where non-U.S. banks are the contracting parties and trades Futures Interests on foreign exchanges.

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

The Partnership incurs substantial charges. The Partnership must pay substantial charges, and must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. The Partnership is required to pay ongoing placement fees and to pay monthly management fees to Graham regardless of its performance. In addition, the Partnership pays Graham an incentive fee of 18% of Trading Profits, if any.

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

•

For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s account in excess of the rate specified in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2018. Depending on the current market interest rates, that could create an incentive for the General Partner to retain excess cash in cash instead of permitted investments.

•	The General Partner may purchase shares from money market mutual funds affiliated and/or unaffiliated with the General Partner.

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

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”) each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule). The Final Rule became effective on April 1, 2014 and was implemented over time. Covered fund investments and relationships in place 2014 or after became subject to the Volcker Rule and Final Rule on July 21, 2015. Covered fund investments and relationships in place before 2014 were subject to an extended conformance period granted by the Federal Reserve in July 2016, which expired on July 21, 2017. Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds.” The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire or retain an equity or other ownership interest in the covered fund except for a de minimis investment, after an initial seeding period. Moreover, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program, including meeting certain documentation and reporting requirements. The banking agencies make clear, however, that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity.

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

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (“FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, or (ii) that was organized and offered by the banking entity, or (iii) in which the banking entity continues to hold an ownership interest, pursuant to a particular Volcker Rule exemption. These general prohibitions restrict certain lending, hedging, and other transactions and relationships between Morgan Stanley affiliates and the Partnership.

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

The General Partner may determine to invest up to all of the Partnership’s assets in U.S. Treasury bills and/or money market mutual fund securities. The General Partner may determine to invest up to all of the Partnership’s assets in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership will retain all interest income earned on U.S. Treasury bills and money market mutual fund securities.

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

Forward foreign currency and spot contracts historically were not regulated when traded between certain “eligible contract participants” and are subject to credit risk. The Partnership may trade forward contracts in foreign currencies and may engage in spot commodity transactions (transactions in physical commodities). These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the Commodity Exchange Act. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Act. The Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap.” The CFTC has been granted authority to regulate all swaps, but grants the U.S. Treasury Department the discretion to exempt foreign currency forwards and foreign currency swaps from all aspects of the Dodd-Frank Act other than reporting, recordkeeping and business conduct rules for swap dealers and major swap participants. In November 2012, Treasury determined that those transactions can be carved out of the swap category, and they are subject only to the noted categories of the Dodd-Frank Act requirements. Therefore, the Partnership will not receive the full benefit of CFTC regulation for certain of its foreign currency trading activities.

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

Deregistration of the commodity pool operator or commodity trading advisor could disrupt operations. The General Partner is a registered commodity pool operator and Graham is registered with the CFTC as a commodity trading advisor. If the CFTC were to terminate, suspend, revoke or not renew the registration of the General Partner, the General Partner would withdraw as General Partner of the Partnership. The limited partners would then determine whether to select a replacement general partner or to dissolve the Partnership. If the CFTC were to terminate, suspend, revoke or not renew the registration of Graham, the General Partner would terminate the Management Agreement. The General Partner could reallocate the Partnership’s assets managed by Graham to new trading advisor(s) or terminate the Partnership. No action is currently pending or threatened against the General Partner or Graham.

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

The Partnership has credit risk to the commodity brokers. The Partnership has credit risk because the commodity brokers act as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of the Partnership’s assets. As such, in the event that the commodity brokers are unable to perform, the Partnership’s assets are at risk and, in such event, the Partnership may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures- styled option contracts are fair-valued on a daily basis, with variations in value credited or charged to the Partnership’s account on a daily basis. The commodity brokers, as futures commission merchants for the Partnership’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled option contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled option contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts. In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Partnership’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Partnership may only recover a portion of the available customer funds. If no property is available for distribution, the Partnership would not recover any of its assets. With respect to the Partnership’s OTC foreign exchange contracts and uncleared swaps with MS&Co. prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps that imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require the Partnership to post collateral to swap dealers and collect collateral from swap dealers. Any initial margin that may be required to be posted by a swap dealer or the Partnership must be segregated and held by an independent third party custodian and cannot be rehypothecated. Variation margin is not required to be segregated and may be rehypothecated. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

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

Graham may terminate its advisory agreement. The Management Agreement with Graham automatically renews every year unless terminated by the General Partner or Graham. In the event the Management Agreement is not renewed, the General Partner may not be able to enter into an arrangement with Graham or another trading advisor on terms substantially similar to the Management Agreement.

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

Partnership performance may be hindered by increased competition for positions. Assets in managed futures have grown from an estimated $300 million in 1980 to approximately $355.1 billion as of December 31, 2018 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it may be for the Partnership to obtain the best prices.

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

Taxation Risks

Tax laws are subject to change at any time. Tax laws and court and Internal Revenue Service (“IRS”) interpretations thereof are subject to change at any time, possibly with retroactive effect.

Prospective investors are urged to discuss scheduled and potential tax law changes with their own tax advisors.

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

The Partnership’s tax returns could be audited. The IRS could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to newly effective legislation, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership is eligible to and makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. The full implications of these new rules are not yet known and limited partners should consult their tax advisers regarding the potential implications of this new audit regime.

You will recognize short-term capital gain. Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to Section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal ordinary U.S. federal income tax rate of 37% for non-corporate taxpayers.

The IRS could take the position that deductions for certain Partnership expenses are limited or entirely disallowed. Partners could be required by the IRS to treat certain Partnership expenses as “investment advisory fees,” which are subject to substantial restrictions on deductibility for non-corporate taxpayers. As a result of tax legislation commonly known as the “Tax Cuts and Jobs Act,” enacted on December 22, 2017 as Public Law 115-97, no deduction for such expenses, or for other miscellaneous itemized deductions, is permitted for tax years between 2018 and 2025. For tax years beginning after 2025, deductions for such expenses are subject to certain limitations for U.S. federal income tax purposes, and are not allowed for alternative minimum tax purposes. Prospective investors should discuss with their tax advisors the tax consequences of an investment in the Partnership.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015, and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 31, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 31, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the United States District Court for the Southern District of New York styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Units.

(b)	Holders. The number of holders of Units as of February 28, 2019 was 2,268 for Class A Units and 1 for Class Z Units.

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

The aggregate proceeds of unregistered securities sold to the limited partners through December 31, 2018 was $148,249,214. The Partnership received $627,786 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of Futures Interests.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	58,041.041	$20.43	N/A	N/A
November 1, 2018 -November 30, 2018	95,865.248	$19.68	N/A	N/A
December 1, 2018 - December 31, 2018	114,110.956	$18.46	N/A	N/A
	268,017.245	$19.32

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

Item 6. Selected Financial Data.

Interest income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 and net asset value per Unit and total assets as of December 31, 2018, 2017, 2016, 2015 and 2014 were as follows:

	2018	2017	2016	2015	2014
Interest income	$1,376,893	$767,410	$355,476	$4,352	$24,574
Total expenses	(6,107,382)	(6,662,870)	(9,388,531)	(11,078,220)	(9,844,893)
Total trading results	(17,812,588)	10,699,637	(19,389,463)	7,533,170	43,353,776

Net income (loss)	$(22,543,077)	$4,804,177	$(28,422,518)	$(3,540,698)	$33,533,457

Increase (decrease) in net asset value per Unit:
Class A	$(4.68)	$1.08	$(4.44)	$(0.60)	$5.43

Class Z	$(1.72)	$0.60	$(1.35)	$-	$-

Net asset value per Unit:
Class A	$18.46	$23.14	$22.06	$26.50	$27.10

Class Z	$7.53	$9.25	$8.65	$-	$-

Total assets	$85,000,793	$115,980,616	$133,770,630	$180,370,186	$178,506,722

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are its (i) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills, at fair value, as applicable, (ii) cash at bank and (iii) interest receivable. Redemptions, exchanges and sales of Units in the future will affect the amount of funds available for investments in Futures Interests and U.S. Treasury bills in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

The following presents a summary of the Partnership’s operations for the years ended December 31, 2018, 2017 and 2016, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts” and recorded as “Net realized gains (losses) on closed contracts” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, administrative and General Partner’s fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Units at the net asset value per Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings. For the year ended December 31, 2018, 901,418.885 limited partner Units of Class A were redeemed totaling $18,848,006 and 15,432.099 General Partner Units of Class Z were redeemed totaling $150,000. For the year ended December 31, 2017, 1,046,173.203 limited partner Units of Class A were redeemed totaling $22,615,682 and 36,267.329 General Partner Units of Class Z were redeemed totaling $300,000. For the year ended December 31, 2016, 1,213,370.102 limited partner Units of Class A were redeemed totaling $29,453,500, 73,997.691 General Partner Units of Class A were redeemed totaling $1,910,458 and 5,263.158 General Partner Units of Class Z were redeemed totaling $50,000.

The Partnership continues to offer Units for each Class at their net asset value per Unit as of the end of each month. For the year ended December 31, 2018, there were subscriptions of 425,348.852 limited partner Units of Class A totaling $9,800,783 and 12,560.802 General Partner Units of Class Z totaling $116,187. For the year ended December 31, 2017, there were subscriptions of 42,440.978 limited partner Units of Class A totaling $918,536. For the year ended December 31, 2016, there were subscriptions of 404,626.316 limited partner Units of Class A totaling $10,284,141 and 183,045.785 General Partner Units of Class Z totaling $1,830,458.

For the year ended December 31, 2018, the net asset value per Unit for Class A decreased 20.2% from $23.14 to $18.46. For the year ended December 31, 2018, the net asset value per Unit for Class Z decreased 18.6% from $9.25 to $7.53. For the year ended December 31, 2017, the net asset value per Unit for Class A increased 4.9% from $22.06 to $23.14. For the year ended December 31, 2017, the net asset value per Unit for Class Z increased 6.9% from $8.65 to $9.25. For the year ended December 31, 2016, the net asset value per Unit for Class A decreased 16.8% from $26.50 to $22.06. For the year ended December 31, 2016, the net asset value per Unit for Class Z decreased 13.5% from $10.00 to $8.65.

The Partnership experienced a net trading loss of $17,812,588 before fees and expenses for the year ended December 31, 2018. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity, currencies and interest rates sectors. The net trading gain (or loss) realized from the Partnership is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most notable losses were incurred within the global equity index sector, primarily during February, from long positions in U.S., European and Asian equity index futures as global stocks experienced a sharp sell-off to start the month after trending consistently higher in prior months. Within the currency sector, losses were incurred during February from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen advanced amid fears of a U.S.-led trade war. Within the global interest rate sector, losses incurred during January from long positions in European fixed income futures more than offset gains from short positions in U.S. fixed income futures. In commodities, net trading losses were experienced as profits in energies and soft commodities were more than offset by losses in grains and metals.

During the second quarter, the most significant losses were incurred within the currency markets during April and May as the Partnership’s short positioning in the U.S. dollar was negatively impacted by the dollar gaining strength. Losses within the metals markets were primarily incurred due to long positions in industrial metals during June as fears of trade war between the U.S. and China pulled prices lower. Additional losses in metals were recorded during April from short positions in aluminum futures. A portion of the Partnership’s losses during the second quarter was offset by gains achieved within the energy sector from long positions in crude oil and its refined products as tensions in the Middle East and the re-impositions of sanctions on Iran pushed energy prices higher throughout the quarter. Additional gains for the quarter were recorded in U.S. fixed income futures during April and June and in European bond futures during May.

During the third quarter, the most significant gains were achieved during July within the global stock index sector from long positions in U.S. and Asian equity index futures as stock prices rallied on positive global economic sentiment. Additional gains within the stock index sector were recorded from long positions in U.S. equity index futures during August. Within the energy markets, gains were experienced during August and September from long positions in crude oil and its refined products as prices moved higher on signs of persistent global supply shortfalls. Additional gains were recorded from short positions in gold and silver futures during July and August. A portion of the Partnership’s gains during the third quarter was offset by losses incurred within the global interest rate markets during July from long positions in European fixed income futures as prices fell as Eurozone economies gained strength.

During the fourth quarter, the most significant losses were incurred during October within the global stock index sector from long positions in U.S. and Pacific Rim equity index futures as prices declined amid a global selloff spurred by fears over rising bond yields, slowing global growth, and increased trade tensions. Further losses in this sector were incurred during November and December. Within the energy markets, losses were incurred during October from long positions in crude oil and its refined products after prices slumped on a weakening outlook for global energy demand. Smaller losses were recorded from trading U.S. fixed income futures during November and December. A portion of the Partnership’s losses during the fourth quarter was offset by gains experienced within the currency markets during October from short positions in the euro versus the U.S. dollar as the value of the euro declined after data showed business growth in Europe lost more momentum than expected, as trade tensions and worries regarding Italy overshadowed the European economy.

The Partnership experienced a net trading gain of $10,699,637 before fees and expenses for the year ended December 31, 2017. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the equity sector and were partially offset by losses in the commodity, currencies and interest rates sectors.

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

During the third quarter, the most significant gains were achieved within the global stock index sector primarily during July and September from long positions in U.S., European, and Asian equity index futures as prices surged amid growing confidence in the strength of the global economy. Within the metals complex, gains were experienced during August from long positions in copper, aluminum, and zinc futures as prices rallied amid increased demand from the Chinese manufacturing sector. During August, additional gains within the metals sector were recorded from long positions in gold futures. The Partnership’s trading gains for the third quarter were offset by losses incurred within the global interest rate sector during September from long positions in U.S. and European fixed income futures as the global bond market experienced a sell-off after hawkish comments from the European Central Bank (the “ECB”) and Bank of England, as well as confirmation from the U.S. Federal Reserve that it remains committed to unwinding its quantitative easing program. Further losses within the global interest rate markets were experienced during July from positions in Canadian, European, and U.S. fixed income futures.

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

The most significant losses were incurred within the energy sector during November from short positions in crude oil and natural gas futures as prices of both products surged higher during the month. Losses were also incurred during July, August, and September from short positions in crude oil and its related products as prices rallied amid speculation the OPEC nations were close to an agreement to cut productions levels. Further losses in this sector were recorded during March, April, and June from short positions in crude oil futures as prices moved higher after industry reports indicated U.S. oil rig counts continued to decline. Within the metals markets, losses were experienced during May from long positions in gold and silver futures as prices declined as a strengthening U.S. dollar diminished investor demand for precious metals. Additional losses within the metals sector were experienced during the first quarter from futures positions in base metals. Within the global stock index sector, losses were experienced during October from long positions in U.S. equity index futures as prices decreased as the pending presidential election in the U.S. and disappointing corporate earnings diminished investor demand for riskier assets. Losses within this sector were also recorded during March from short positions in Asian equity index futures as rallying commodity prices spurred global equities higher. Within the agricultural sector, losses were incurred during July from long positions in the soybean complex as prices were weighed down by mounting anticipation that global growers will collect a record crop this year. Additional losses within this sector were experienced during November from long positions in cocoa, coffee, and sugar futures. Losses within the currency sector were recorded primarily during May from long positions in the Japanese yen, Australian dollar, and euro versus the U.S. dollar as the relative value of the U.S. currency rallied after hawkish comments from the U.S. Federal Reserve increased speculation that interest rates could be increased as early as June. Additional currency losses were experienced during February from short positions in the euro, Swiss franc, and Japanese yen versus the U.S. dollar as the relative value of the dollar weakened amid concern of growing vulnerability of the U.S. economy. A portion of the Partnership’s losses for the year was offset by gains achieved within the global interest rate markets primarily during June from long positions in European and U.S. fixed income futures as prices advanced amid the economic uncertainty surrounding the European political situation. Additional gains were achieved during January and February from long positions in European fixed income futures as prices rallied after ECB head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero. Gains were also recorded within this sector during November from positions in Australian, British, and European fixed income futures.

For an analysis of unrealized gains and losses by contract type and a further description of 2018 trading results, refer to the Partnership’s Annual Report to limited partners for the year ended December 31, 2018, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

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

For additional information, see Note 4, “Financial Instruments” under “Notes to Financial Statements” in the Partnership’s Annual Report to limited partners for the year ended December 31, 2018, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Critical Accounting Policies.

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

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

The Partnership’s Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2018 and 2017 and the highest, lowest and average values during the years ended December 31, 2018 and 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2017.

As of December 31, 2018, the Partnership’s total capitalization was $81,279,688.

			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$3,485,672	4.29%	$7,391,829	$3,254,927	$4,584,783
Equity	2,053,974	2.53	7,546,949	2,043,894	5,228,800
Currencies	8,033,078	9.88	13,054,095	4,757,346	8,506,060
Interest Rates	2,183,497	2.69	4,558,102	2,151,503	3,448,698

Total	$15,756,221	19.39%

* Annual average of daily Values at Risk.

As of December 31, 2017, the Partnership’s total capitalization was $112,903,801.

			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$5,540,562	4.91%	$7,364,252	$3,972,233	$5,481,104
Equity	6,481,313	5.74	11,504,042	4,795,987	8,043,479
Currencies	10,061,048	8.91	19,017,734	5,421,073	11,269,532
Interest Rates	3,660,076	3.24	6,436,790	2,634,032	4,268,980

Total	$25,742,999	22.80%

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2018, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Stock Indices. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2018, the Partnership’s primary exposures were in the Euro STOXX 50 (European Union), Nikkei 225 (Japan), Dow Jones Industrials 30 (U.S.), CAC-40 (European Union), SPI 200 (Australia) and NASDAQ 100 (U.S.) stock indices. Overall, the Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Commodities:

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other factors contributing to supply and demand. Energy prices can be volatile and substantial profits and losses have been experienced and are expected to continue in this market.

Metals. The Partnership’s primary metals exposure as of December 31, 2018 was to fluctuations in the price of aluminum, copper, zinc, and silver.

Softs. The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, sugar, cocoa and cotton accounted for the majority of the Partnership’s soft commodity exposure as of December 31, 2018.

Grains. The Partnership’s trading risk exposure in grains is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Wheat and the soybean products (soy meal and soybean oil) accounted for the Partnership’s grain exposure as of December 31, 2018.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership as of December 31, 2018.

Foreign Currency Balances. The Partnership may hold various foreign currency balances. The Trading Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Partnership’s non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Ceres monitors and attempts to mitigate the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow Ceres to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

Item 8. Financial Statements and Supplementary Data.

MANAGED FUTURES PREMIER GRAHAM L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm for the years ended December 31, 2018, 2017 and 2016; Statements of Financial Condition at December 31, 2018 and 2017; Condensed Schedules of Investments at December 31, 2018 and 2017; Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016; Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016; and Notes to Financial Statements.

To the Limited Partners of

Managed Futures Premier Graham L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Graham L.P.

Ceres Managed Futures LLC
522 Fifth Avenue New York, NY 10036 (855) 672-4468

Management’s Report on Internal Control Over

Financial Reporting

Ceres Managed Futures LLC (“Ceres”) is the general partner of Managed Futures Premier Graham L.P. (the “Partnership”) and is responsible for the management of the Partnership.

Management of the Partnership, Ceres (“Management”), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Securities Exchange Act of 1934, as amended, and for the assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of Management and the directors of Ceres; and

(iii)

provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, Management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2018, based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Managed Futures Premier Graham L.P.	Managed Futures Premier Graham L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Managed Futures Premier Graham L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Managed Futures Premier Graham L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2018 and 2017, and the related statements of income and expenses and changes in partners’ capital for each of the two years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, the results of its operations and the changes in its partners’ capital for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

The statements of income and expenses and changes in partners’ capital for the year ended December 31, 2016 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Managed Futures Premier Graham L.P.:

We have audited the accompanying statements of income and expenses and changes in partners’ capital of Managed Futures Premier Graham L.P. (the “Partnership”) for the year ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and changes in partners’ capital of Managed Futures Premier Graham L.P. for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Managed Futures Premier Graham L.P.

Statements of Financial Condition

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Assets:
Equity in trading account:
Unrestricted cash (Note 2e)	$68,726,517	$82,882,101
Restricted cash (Note 2e)	16,164,926	27,194,974
Net unrealized appreciation on open futures contracts	-	4,524,938
Net unrealized appreciation on open forward contracts	-	1,291,740

Total equity in trading account	84,891,443	115,893,753

Cash at bank (Note 1)	-	437
Interest receivable (Note 2h)	109,350	86,426

Total assets	$85,000,793	$115,980,616

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,052,957	$-
Net unrealized depreciation on open forward contracts	283,816	-
Accrued expenses:
Administrative and General Partner’s fees (Note 2i)	148,184	185,208
Ongoing placement agent fees (Note 2j)	-	183,110
Management fees (Note 3)	129,660	162,056
Redemptions payable to Limited Partners (Notes 2n and 2o)	2,106,488	2,546,441

Total liabilities	3,721,105	3,076,815

Partners’ Capital:
General Partner, Class Z, 138,644.001 and 141,515.298 Units outstanding at December 31, 2018 and 2017, respectively	1,044,502	1,309,582
Limited Partners, Class A, 4,346,874.449 and 4,822,944.482 Units outstanding at December 31, 2018 and 2017, respectively	80,235,186	111,594,219

Total partners’ capital (net asset value)	81,279,688	112,903,801

Total liabilities and partners’ capital	$85,000,793	$115,980,616

Net asset value per Unit:
Class A	$18.46	$23.14

Class Z	$7.53	$9.25

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

December 31, 2018

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	127	$(1,086,825)	(1.34)%
Equity	178	(922,603)	(1.13)
Currencies	59	(54,022)	(0.07)
Interest Rates	1,988	1,260,612	1.55

Total futures contracts purchased		(802,838)	(0.99)

Futures Contracts Sold
Commodity	713	960,858	1.18
Equity	392	521,908	0.64
Currencies	10	4,305	0.01
Interest Rates	1,550	(1,737,190)	(2.14)

Total futures contracts sold		(250,119)	(0.31)

Net unrealized depreciation on open futures contracts		$(1,052,957)	(1.30)%

Unrealized Appreciation on Open Forward Contracts
Commodity	264	$751,884	0.92%
Currencies	$70,440,817	1,128,584	1.39

Total unrealized appreciation on open forward contracts		1,880,468	2.31

Unrealized Depreciation on Open Forward Contracts
Commodity	89	(341,019)	(0.42)
Currencies	$118,463,408	(1,823,265)	(2.24)

Total unrealized depreciation on open forward contracts		(2,164,284)	(2.66)

Net unrealized depreciation on open forward contracts		$(283,816)	(0.35)%

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

Managed Futures Premier Graham L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Investment Income:
Interest income	$1,376,893	$767,410	$355,476

Expenses:
Administrative and General Partner’s fees (Note 2i)	2,132,770	2,326,881	3,271,543
Ongoing placement agent fees (Note 2j)	2,108,440	2,299,967	3,254,390
Management fees (Note 3)	1,866,172	2,036,022	2,862,598

Total expenses	6,107,382	6,662,870	9,388,531

Net investment loss	(4,730,489)	(5,895,460)	(9,033,055)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(10,660,546)	7,703,605	(19,188,851)
Net change in unrealized gains (losses) on open contracts	(7,152,042)	2,996,032	(200,612)

Total trading results	(17,812,588)	10,699,637	(19,389,463)

Net income (loss)	$(22,543,077)	$4,804,177	$(28,422,518)

Net income (loss) per Unit (Note 7)*:
Class A	$(4.68)	$1.08	$(4.44)

Class Z	$(1.72)	$0.60	$(1.35)

Weighted average Units outstanding:
Class A	4,886,957.150	5,362,124.118	6,492,012.518

Class Z	139,930.009	158,440.533	180,414.206

*	Represents the change in net asset value per Unit.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2018, 2017 and 2016

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2015	$177,818,647	6,709,418.184	$-	-	$177,818,647	6,709,418.184
Subscriptions - General Partner	-	-	1,830,458	183,045.785	1,830,458	183,045.785
Subscriptions - Limited Partners	10,284,141	404,626.316	-	-	10,284,141	404,626.316
Redemptions - General Partner	(1,910,458)	(73,997.691)	(50,000)	(5,263.158)	(1,960,458)	(79,260.849)
Redemptions - Limited Partners	(29,453,500)	(1,213,370.102)	-	-	(29,453,500)	(1,213,370.102)
Net income (loss)	(28,179,861)	-	(242,657)	-	(28,422,518)	-

Partners’ Capital, December 31, 2016	128,558,969	5,826,676.707	1,537,801	177,782.627	130,096,770	6,004,459.334
Subscriptions - Limited Partners	918,536	42,440.978	-	-	918,536	42,440.978
Redemptions - General Partner	-	-	(300,000)	(36,267.329)	(300,000)	(36,267.329)
Redemptions - Limited Partners	(22,615,682)	(1,046,173.203)	-	-	(22,615,682)	(1,046,173.203)
Net income (loss)	4,732,396	-	71,781	-	4,804,177	-

Partners’ Capital, December 31, 2017	111,594,219	4,822,944.482	1,309,582	141,515.298	112,903,801	4,964,459.780
Subscriptions - General Partner	-	-	116,187	12,560.802	116,187	12,560.802
Subscriptions - Limited Partners	9,800,783	425,348.852	-	-	9,800,783	425,348.852
Redemptions - General Partner	-	-	(150,000)	(15,432.099)	(150,000)	(15,432.099)
Redemptions - Limited Partners	(18,848,006)	(901,418.885)	-	-	(18,848,006)	(901,418.885)
Net income (loss)	(22,311,810)	-	(231,267)	-	(22,543,077)	-

Partners’ Capital, December 31, 2018	$80,235,186	4,346,874.449	$1,044,502	138,644.001	$81,279,688	4,485,518.450

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, Ceres became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, Ceres was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). This entity currently acts as the placement agent (the “Placement Agent”) for the Partnership. Morgan Stanley Wealth Management is a principal subsidiary of MSD Holdings.

During the periods covered by this report, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership deposited a portion of its cash in a non-trading bank account at JPMorgan Chase Bank, N.A.

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for units of limited partnership interest (“Unit(s)”) through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2019 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods.

As of December 31, 2018, Units of the Partnership are being offered in three share classes (each, a “Class” or collectively, the “Classes”). The Class of Units that a limited partner receives generally depends on the aggregate subscription amount made by such limited partner in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

Class of Units	Aggregate Investment
A	Up to $4,999,999
D	$5,000,000 and above
Z	All

Managed Futures Premier Graham L.P.

Notes to Financial Statements

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the administrative and General Partner’s fee it receives, the ordinary administrative expenses of the Partnership, including the expenses related to the engagement of the Administrator.

2.    Basis of Presentation and Summary of Significant Accounting Policies:

a.

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

b.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2018, 2017 and 2016, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

d.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

e.

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. As reflected in the Statements of Financial Condition, the Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At December 31, 2018 and 2017, the amount of cash held for margin requirements was $16,164,926 and $27,194,974, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(361,312) (proceeds of $364,480) and $43,923 (cost of $42,164) as of December 31, 2018 and 2017, respectively.

f.

Foreign Currency Transactions and Translation. The Partnership’s functional currency is the U.S. dollar; however, the Partnership may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect during the period.

g.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2015 through 2018 tax years remain subject to examination by U.S. federal and most state tax authorities.

h.

Revenue Recognition. For excess cash which is not invested by the General Partner in U.S. Treasury bills and/or other permitted investments, monthly, MS&Co. credits the Partnership with interest income on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. and Ceres retain any interest earned on such uninvested cash in excess of the interest paid to the Partnership. For purposes of these interest credits, daily funds do not include monies due to the Partnership on or with respect to futures, forward, or option contracts that have not been received.

i.

Administrative and General Partner’s Fee. The Partnership pays the General Partner a monthly administrative and General Partner’s fee equal to 1/12th of 2% (2% annual rate) of the Partnership’s net assets (plus “notional” funds, if any) as of the first day of each month, as described in the Partnership’s Memorandum. The General Partner then pays or reimburses the Partnership for all fees and costs charged or incurred by the commodity brokers for trades executed on behalf of the Partnership, and for all ordinary administrative and offering expenses. Such fees cover all brokerage fees, transaction fees and costs, and legal, accounting and auditing expenses, printing costs, filing fees, escrow fees, marketing costs, and other related fees and expenses.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

j.

Placement Agent Fees. The Partnership pays the Placement Agent or Harbor, as applicable, ongoing compensation on a monthly basis equal to a percentage of the net asset value (as defined in the Memorandum) of a limited partner’s Unit as of the beginning of each month. The applicable rate payable by each limited partner is determined by the Class of Units held by such limited partner. The Partnership pays the Placement Agent and Harbor the following percentage in accordance with the following schedule:

Class of Units	Annualized Rate (%)
A	2.00%
D	0.75%
Z	0.00%

The Placement Agent pays a portion of the ongoing placement agent fees it receives from the Partnership to the Morgan Stanley Financial Advisor or Private Wealth Advisor responsible for selling the Units to the relevant limited partners. Certain limited partners (other than ERISA/IRA investors) may be deemed to hold Class Z Units. Class Z Units are not subject to ongoing placement agent fees.

k.

Continuing Offering. Units of the Partnership are offered at a price equal to 100% of the net asset value per Unit as of the first day of each month at the final net asset value per Unit as of the last day of the immediately preceding month. The minimum subscription amount in Class A Units in the Partnership is $25,000 ($10,000 for ERISA/IRA investors), subject to the discretion of Ceres to accept a lower amount. Certain investors are eligible to purchase Class D Units upon investing a minimum of $5,000,000 in the Partnership. The Class of Units that a limited partner receives upon a subscription will generally depend upon the aggregate amount invested in the Partnership, although the General Partner may determine to offer Class A or Class D Units to an investor in its sole discretion, regardless of investment amount. Additional subscriptions can be made in a minimum amount of $10,000, subject to the discretion of Ceres to accept a lower amount. The request for subscriptions must be delivered to a limited partner’s Morgan Stanley Wealth Management Branch Office in time for it to be forwarded to and received by Ceres no later than 3:00 P.M., New York City time, on the third business day before the end of the month.

No selling commissions or charges related to the initial offering of Units are paid by the limited partners or the Partnership. MS&Co. pays all such costs.

l.

Equity in Trading Account. The Partnership’s asset “Equity in trading account” reflected in the Statements of Financial Condition consists of cash on deposit with MS&Co., a portion of which is to be used as margin for trading and net unrealized appreciation on open futures and forward contracts, which are calculated as the difference between the original contract value and fair value.

The Partnership, in its normal course of business, enters into various contracts with MS&Co. acting as its commodity broker. Pursuant to the brokerage agreement with MS&Co., to the extent that such trading results in unrealized gains or losses, these amounts are offset for the Partnership and are reported on a net basis in the Statements of Financial Condition.

The Partnership has offset its unrealized gains or losses executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co., the counterparty on such contracts. The Partnership has consistently applied its right to offset.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

m.

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

n.

Redemptions. Limited partners may redeem some or all of their Units at 100% of the net asset value per Unit. The request for redemptions must be delivered to a limited partner’s local Morgan Stanley Branch Office in time for it to be forwarded and received by Ceres no later than 3:00 P.M., New York City time, on the third business day before the end of the month in which the redemption is to be effective.

o.

Exchanges. Limited partners may redeem some or all of their Units at 100% of the net asset value per Unit of the Partnership on the Redemption Date and use the proceeds to purchase units in any other commodity pool operated by Ceres that is open to investment. Limited partners may also redeem units in any other commodity pool operated by Ceres and use the proceeds to purchase Units in the Partnership. The request for exchanges must be delivered to a limited partner’s Morgan Stanley Wealth Management Branch Office in time for it to be forwarded and received by Ceres no later than 3:00 P.M., New York City time, on the third business day before the end of the month.

p.

Distributions. Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Ceres. No distributions have been made to date. Ceres does not intend to make any distributions of the Partnership’s profits.

q.	Dissolution of the Partnership. The Partnership will terminate on December 31, 2035, or at an earlier date if certain conditions occur as defined in the Memorandum.

r.	Net Income (Loss) per Unit. Net income (loss) per Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 7, “Financial Highlights.”

3.    Trading Advisor:

Ceres, on behalf of the Partnership, has retained Graham Capital Management L.P. (“Graham” or the “Trading Advisor”) to make all trading decisions for the Partnership.

Compensation to the Trading Advisor by the Partnership consists of a management fee and an incentive fee as follows:

Management Fee — As of December 31, 2018, the Partnership paid the Trading Advisor a flat-rate monthly fee equal to 1/12th of 1.75% (1.75% annual rate) of the Partnership’s net assets as of the first day of each month.

Incentive Fee — As of December 31, 2018, the Partnership paid the Trading Advisor an incentive fee equal to 20% of trading profits experienced by the Partnership as of the end of each calendar month.

Trading profits represent the amount by which profits from trading in Futures Interests exceed losses after ongoing placement agent, management and administrative and General Partner’s fees are deducted. When the Trading Advisor experiences losses with respect to net assets as of the end of a calendar month, the Trading Advisor must recover such losses before the Trading Advisor is eligible for an incentive fee in the future. Cumulative trading losses are adjusted on a pro-rated basis for the amount of each month’s net redemptions.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

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

The General Partner estimates that, at any given time, approximately 26.4% to 51.1% of the Partnership’s contracts are traded over-the-counter.

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

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. With respect to the Partnership’s non-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account and U.S. Treasury bills held at MS&Co., for the benefit of MS&Co. With respect to those non-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on non-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2018 and 2017 were 7,300 and 8,438, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2018 and 2017 were 826 and 834, respectively. The monthly average notional values of currency forward contracts traded during the years ended December 31, 2018 and 2017 were $415,107,828 and $531,535,509, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of December 31, 2018 and 2017, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2018				Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$3,370,017	$(3,370,017)	$-	$-	$-	$-
Forwards	1,880,468	(1,880,468)	-	-	-	-

Total assets	$5,250,485	$(5,250,485)	$-	$-	$-	$-

Liabilities
Futures	$(4,422,974)	$3,370,017	$(1,052,957)	$-	$-	$(1,052,957)
Forwards	(2,164,284)	1,880,468	(283,816)	-	-	(283,816)

Total liabilities	$(6,587,258)	$5,250,485	$(1,336,773)	$-	$-	$(1,336,773)

Net fair value						$(1,336,773)	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2017				Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$6,470,501	$(1,945,563)	$4,524,938	$-	$-	$4,524,938
Forwards	3,276,785	(1,985,045)	1,291,740	-	-	1,291,740

Total assets	$9,747,286	$(3,930,608)	$5,816,678	$-	$-	$5,816,678

Liabilities
Futures	$(1,945,563)	$1,945,563	$-	$-	$-	$-
Forwards	(1,985,045)	1,985,045	-	-	-	-

Total liabilities	$(3,930,608)	$3,930,608	$-	$-	$-	$-

Net fair value						$5,816,678	*

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2018 and 2017, respectively.

	December 31, 2018
Assets
Futures Contracts
Commodity	$1,479,301
Equity	603,645
Currencies	12,269
Interest Rates	1,274,802

Total unrealized appreciation on open futures contracts	3,370,017

Liabilities
Futures Contracts
Commodity	(1,605,268)
Equity	(1,004,340)
Currencies	(61,986)
Interest Rates	(1,751,380)

Total unrealized depreciation on open futures contracts	(4,422,974)

Net unrealized depreciation on open futures contracts	$(1,052,957)	*

Assets
Forward Contracts
Commodity	$751,884
Currencies	1,128,584

Total unrealized appreciation on open forward contracts	1,880,468

Liabilities
Forward Contracts
Commodity	(341,019)
Currencies	(1,823,265)

Total unrealized depreciation on open forward contracts	(2,164,284)

Net unrealized depreciation on open forward contracts	$(283,816)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2018, 2017 and 2016, respectively.

Sector	2018		2017		2016
Commodity	$(4,944,164)		$(671,410)		$(22,477,498)
Equity	(6,517,413)		27,931,380		(3,793,015)
Currencies	(4,275,072)		(10,774,286)		(1,241,179)
Interest Rates	(2,075,939)		(5,786,047)		8,122,229

Total	$(17,812,588)	***	$10,699,637	***	$(19,389,463)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2018 and 2017, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,370,017	$3,370,017	$-	$-
Forwards	1,880,468	-	1,880,468	-

Total assets	$5,250,485	$3,370,017	$1,880,468	$-

Liabilities
Futures	$4,422,974	$4,422,974	$-	$-
Forwards	2,164,284	-	2,164,284	-

Total liabilities	$6,587,258	$4,422,974	$2,164,284	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,470,501	$6,470,501	$-	$-
Forwards	3,276,785	-	3,276,785	-

Total assets	$9,747,286	$6,470,501	$3,276,785	$-

Liabilities
Futures	$1,945,563	$1,945,563	$-	$-
Forwards	1,985,045	-	1,985,045	-

Total liabilities	$3,930,608	$1,945,563	$1,985,045	$-

Managed Futures Premier Graham L.P.

Notes to Financial Statements

7.    Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
	Class A	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$(3.72)	$2.17	$(3.05)
Net investment loss	(0.96)	(1.09)	(1.39)

Increase (decrease) for the year	(4.68)	1.08	(4.44)
Net asset value per Unit, beginning of year	23.14	22.06	26.50

Net asset value per Unit, end of year	$18.46	$23.14	$22.06

	2018	2017	2016
	Class A	Class A	Class A
Ratios to Average Limited Partners’ Capital:
Net investment loss **	(4.6)%	(5.1)%	(5.6)%

Operating expenses	5.9%	5.8%	5.9%
Incentive fees	-	-	-

Total expenses	5.9%	5.8%	5.9%

Total return:
Total return before incentive fees	(20.2)%	4.9%	(16.8)%
Incentive fees	-	-	-

Total return after incentive fees	(20.2)%	4.9%	(16.8)%

*

Net investment loss per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the year. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership.

8.    Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than disclosed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective February 1, 2019, (i) the monthly management fee paid by the Partnership to the Trading Advisor was reduced to 1/12th of 1.35% (1.35% annual rate) of the Partnership’s net assets as of the first day of each month and (ii) the Partnership pays the Trading Advisor an incentive fee of 18% of new trading profits annually.

Effective March 6, 2019, Maureen O’Toole resigned as a director of the General Partner.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2018 and 2017 are summarized below:

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018
Interest income	$359,889	$346,287	$342,732	$327,985
Total expenses	(1,364,612)	(1,460,726)	(1,556,441)	(1,725,603)
Total trading results	(15,647,928)	6,818,858	(1,640,731)	(7,342,787)

Net income (loss)	$(16,652,651)	$5,704,419	$(2,854,440)	$(8,740,405)

Increase (decrease) in net asset value per Unit:
Class A	$(3.62)	$1.19	$(0.57)	$(1.68)

Class Z	$(1.43)	$0.52	$(0.19)	$(0.62)

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Interest income	$243,705	$202,898	$183,301	$137,506
Total expenses	(1,546,858)	(1,558,410)	(1,717,268)	(1,840,334)
Total trading results	16,157,793	926,118	(6,061,803)	(322,471)

Net income (loss)	$14,854,640	$(429,394)	$(7,595,770)	$(2,025,299)

Increase (decrease) in net asset value per Unit:
Class A	$2.92	$(0.09)	$(1.40)	$(0.35)

Class Z	$1.20	$0.01	$(0.52)	$(0.09)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

The Annual Report for the year ended December 31, 2018, included in “Item 8. Financial Statements and Supplementary Data.”, includes the General Partner’s report on internal control over financial reporting.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Effective March 6, 2019, Maureen O’Toole resigned as a director of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisor.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Feta Zabeli (Director), Matthew R. Graver (Director) and Etsuko Jennings (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan, Steven Ross and Feta Zabeli serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 50, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 47, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms.

Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Feta Zabeli, age 59, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 51, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 60, has been a Director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners – As of February 28, 2019, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

(b)

Security Ownership of Management – Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2018:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Units	General Partner	138,644.001	100%

(c)	Changes in Control – None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with Related Persons. None.

(b)	Review, Approval or Ratification of Transactions with Related Persons. Not applicable.

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

Item 14. Principal Accountant Fees and Services.

Ceres, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Ceres through the administrative and General Partner’s fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the limited partners for the year ended December 31, 2018.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2018 and 2017 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2018	$70,000
2017	$63,000

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2018 and 2017 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2018 and 2017.

Condensed Schedule of Investments at December 31, 2018 and 2017.

Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016.

Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016.

Notes to Financial Statements.

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

10.15

Alternative Investment Selling Agent Agreement, dated as of November 1, 2018, by and among Ceres Managed Futures LLC, Harbor Investment Advisory, LLC, Morgan Stanley Distribution Inc., and the limited partnerships listed on Schedule 1 thereto, is incorporated by reference from Exhibit 10.1 of the Partnership’s Form 10-Q (File No. 000-25603) filed with the Securities and Exchange Commission on November 8, 2018.

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

Date: March 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Matthew R. Graver
Patrick T. Egan President and Director Ceres Managed Futures LLC Date: March 26, 2019	Feta Zabeli Director Ceres Managed Futures LLC Date: March 26, 2019	Matthew R. Graver Director Ceres Managed Futures LLC Date: March 26, 2019

/s/ Steven Ross	/s/ Etsuko Jennings
Steven Ross Chief Financial Officer and Director (Principal Accounting Officer) Ceres Managed Futures LLC Date: March 26, 2019	Etsuko Jennings Director Ceres Managed Futures LLC Date: March 26, 2019

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.