Form 10-Q
period 2019-03-31
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2019-05-09
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes      No X

As of April 30, 2019, 4,022,573.279 Limited Partnership Units of Class A were outstanding and 0.000 Limited Partnership Units of Class Z were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Managed Futures Premier Graham L.P.

Statements of Financial Condition

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$56,600,295	$68,726,517
Restricted cash	20,718,892	16,164,926
Net unrealized appreciation on open futures contracts	5,684,432	-

Total equity in trading account	83,003,619	84,891,443

Interest receivable	104,081	109,350

Total assets	$83,107,700	$85,000,793

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$1,052,957
Net unrealized depreciation on open forward contracts	232,980	283,816
Accrued expenses:
Administrative and General Partner’s fees	128,134	148,184
Management fees	86,490	129,660
Redemptions payable to Limited Partners	1,664,594	2,106,488

Total liabilities	2,112,198	3,721,105

Partners’ Capital:
General Partner, Class Z, 138,644.001 Units outstanding at March 31, 2019 and December 31, 2018	1,113,955	1,044,502
Limited Partners, Class A, 4,077,863.318 and 4,346,874.449 Units outstanding at March 31, 2019 and December 31, 2018, respectively	79,881,547	80,235,186

Total partners’ capital (net asset value)	80,995,502	81,279,688

Total liabilities and partners’ capital	$83,107,700	$85,000,793

Net asset value per Unit:
Class A	$19.59	$18.46

Class Z	$8.03	$7.53

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

March 31, 2019

(Unaudited)

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Commodity	193	$14,805	0.02%
Equity	1,363	1,229,350	1.52
Currencies	48	24,221	0.03
Interest Rates	3,401	3,610,531	4.45

Total futures contracts purchased		4,878,907	6.02

Futures Contracts Sold
Commodity	804	837,134	1.03
Equity	7	(2,554)	(0.00) *
Currencies	9	6,402	0.01
Interest Rates	259	(35,457)	(0.04)

Total futures contracts sold		805,525	1.00

Net unrealized appreciation on open futures contracts		$5,684,432	7.02%

Unrealized Appreciation on Open Forward Contracts
Commodity	192	$619,263	0.76%
Currencies	$106,495,074	590,580	0.73

Total unrealized appreciation on open forward contracts		1,209,843	1.49

Unrealized Depreciation on Open Forward Contracts
Commodity	201	(576,312)	(0.71)
Currencies	$144,483,547	(866,511)	(1.07)

Total unrealized depreciation on open forward contracts		(1,442,823)	(1.78)

Net unrealized depreciation on open forward contracts		$(232,980)	(0.29)%

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

Managed Futures Premier Graham L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income:
Interest income	$344,031	$327,985

Expenses:
Administrative and General Partner’s fees	390,811	602,513
Ongoing placement agent fees	385,669	595,892
Management fees	290,897	527,198

Total expenses	1,067,377	1,725,603

Net investment loss	(723,346)	(1,397,618)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,377,969)	(2,194,296)
Net change in unrealized gains (losses) on open contracts	6,785,624	(5,148,491)

Total trading results	5,407,655	(7,342,787)

Net income (loss)	$4,684,309	$(8,740,405)

Net income (loss) per Unit*:
Class A	$1.13	$(1.68)

Class Z	$0.50	$(0.62)

Weighted average Units outstanding:
Class A	4,250,516.054	5,183,546.190

Class Z	138,644.001	143,788.034

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$80,235,186	4,346,874.449	$1,044,502	138,644.001	$81,279,688	4,485,518.450
Subscriptions - Limited Partners	15,624	846.360	-	-	15,624	846.360
Redemptions - Limited Partners	(4,984,119)	(269,857.491)	-	-	(4,984,119)	(269,857.491)
Net income (loss)	4,614,856	-	69,453	-	4,684,309	-

Partners’ Capital, March 31, 2019	$79,881,547	4,077,863.318	$1,113,955	138,644.001	$80,995,502	4,216,507.319

Partners’ Capital, December 31, 2017	$111,594,219	4,822,944.482	$1,309,582	141,515.298	$112,903,801	4,964,459.780
Subscriptions - General Partner	-	-	116,187	12,560.802	116,187	12,560.802
Subscriptions - Limited Partners	9,480,783	409,714.028	-	-	9,480,783	409,714.028
Redemptions - General Partner	-	-	(150,000)	(15,432.099)	(150,000)	(15,432.099)
Redemptions - Limited Partners	(3,477,975)	(156,218.984)	-	-	(3,477,975)	(156,218.984)
Net income (loss)	(8,660,587)	-	(79,818)	-	(8,740,405)	-

Partners’ Capital, March 31, 2018	$108,936,440	5,076,439.526	$1,195,951	138,644.001	$110,132,391	5,215,083.527

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2019.

During the reporting periods ended March 31, 2019 and 2018, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership deposited a portion of its cash in a non-trading bank account at JPMorgan Chase Bank, N.A.

As of March 31, 2019, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in three share classes (each, a “Class” or collectively, the “Classes”). The Class of Units that a limited partner receives generally depends on the aggregate subscription amount made by such limited partner in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

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

2.    Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2019, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2019 and 2018. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2019 and 2018, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

Partnership’s Investments. All Futures Interests held by the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The Futures Interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in Futures Interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Net unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses. The Partnership does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses.

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At March 31, 2019 and December 31, 2018, the amount of cash held for margin requirements was $20,718,892 and $16,164,926, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(1,708,620) (proceeds of $1,709,187) and $(361,312) (proceeds of $364,480) as of March 31, 2019 and December 31, 2018, respectively.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

3.    Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
	2019	2018
	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$1.30	$(1.41)
Net investment loss	(0.17)	(0.27)

Increase (decrease) for the period	1.13	(1.68)
Net asset value per Unit, beginning of period	18.46	23.14

Net asset value per Unit, end of period	$19.59	$21.46

	Three Months Ended
	March 31,
	2019	2018
	Class A	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.7)%	(4.9)%

Operating expenses	5.5%	6.1%
Incentive fees	-	-

Total expenses	5.5%	6.1%

Total return:
Total return before incentive fees	6.1%	(7.3)%
Incentive fees	-	-

Total return after incentive fees	6.1%	(7.3)%

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

The General Partner estimates that, at any given time, approximately 40.3% to 68.8% of the Partnership’s contracts are traded over-the-counter.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2019 and 2018 were 5,424 and 8,041, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2019 and 2018 were 657 and 938, respectively. The monthly average notional values of currency forward contracts traded during the three months ended March 31, 2019 and 2018 were $338,086,322 and $550,540,086, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of March 31, 2019 and December 31, 2018, respectively.

		Gross Amounts Offset in the Statements of Financial	Amounts Presented in the Statements of Financial
				Gross Amounts Not Offset in the
	Gross			Statements of Financial Condition
	Amounts			Financial	Cash Collateral
March 31, 2019	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$6,290,748	$(606,316)	$5,684,432	$-	$-	$5,684,432
Forwards	1,209,843	(1,209,843)	-	-	-	-

Total assets	$7,500,591	$(1,816,159)	$5,684,432	$-	$-	$5,684,432

Liabilities
Futures	$(606,316)	$606,316	$-	$-	$-	$-
Forwards	(1,442,823)	1,209,843	(232,980)	-	232,980	-

Total liabilities	$(2,049,139)	$1,816,159	$(232,980)	$-	$232,980	$-

Net fair value						$5,684,432	*

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts Offset in the Statements of Financial	Amounts Presented in the Statements of Financial
				Gross Amounts Not Offset in the
	Gross			Statements of Financial Condition
	Amounts			Financial	Cash Collateral
December 31, 2018	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$3,370,017	$(3,370,017)	$-	$-	$-	$-
Forwards	1,880,468	(1,880,468)	-	-	-	-

Total assets	$5,250,485	$(5,250,485)	$-	$-	$-	$-

Liabilities
Futures	$(4,422,974)	$3,370,017	$(1,052,957)	$-	$1,052,957	$-
Forwards	(2,164,284)	1,880,468	(283,816)	-	283,816	-

Total liabilities	$(6,587,258)	$5,250,485	$(1,336,773)	$-	$1,336,773	$-

Net fair value						$-	*

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2019 and December 31, 2018, respectively.

	March 31, 2019
Assets

Futures Contracts
Commodity	$972,420
Equity	1,524,348
Currencies	31,487
Interest Rates	3,762,493

Total unrealized appreciation on open futures contracts	6,290,748

Liabilities

Futures Contracts
Commodity	(120,481)
Equity	(297,552)
Currencies	(864)
Interest Rates	(187,419)

Total unrealized depreciation on open futures contracts	(606,316)

Net unrealized appreciation on open futures contracts	$5,684,432	*

Assets

Forward Contracts
Commodity	$619,263
Currencies	590,580

Total unrealized appreciation on open forward contracts	1,209,843

Liabilities

Forward Contracts
Commodity	(576,312)
Currencies	(866,511)

Total unrealized depreciation on open forward contracts	(1,442,823)

Net unrealized depreciation on open forward contracts	$(232,980)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
Sector	2019		2018
Commodity	$(2,787,456)		$(2,232,589)
Equity	3,619,810		(2,305,253)
Currencies	441,949		(1,283,403)
Interest Rates	4,133,352		(1,521,542)

Total	$5,407,655	***	$(7,342,787)	***

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2019 and December 31, 2018 and for the periods ended March 31, 2019 and 2018, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,290,748	$6,290,748	$-	$-
Forwards	1,209,843	-	1,209,843	-

Total assets	$7,500,591	$6,290,748	$1,209,843	$-

Liabilities
Futures	$606,316	$606,316	$-	$-
Forwards	1,442,823	-	1,442,823	-

Total liabilities	$2,049,139	$606,316	$1,442,823	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,370,017	$3,370,017	$-	$-
Forwards	1,880,468	-	1,880,468	-

Total assets	$5,250,485	$3,370,017	$1,880,468	$-

Liabilities
Futures	$4,422,974	$4,422,974	$-	$-
Forwards	2,164,284	-	2,164,284	-

Total liabilities	$6,587,258	$4,422,974	$2,164,284	$-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2019.

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

For the three months ended March 31, 2019, the Partnership’s capital decreased 0.3% from $81,279,688 to $80,995,502. This decrease was attributable to redemptions of 269,857.491 Class A limited partner Units totaling $4,984,119, which was partially offset by subscriptions of 846.360 Class A limited partner Units totaling $15,624 and a net gain of $4,684,309. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2019 and 2018, and a general discussion of its trading activities during such periods. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s first quarter of 2019, the net asset value per Unit for Class A increased 6.1% from $18.46 to $19.59 as compared to a decrease of 7.3% during the first quarter of 2018. During the Partnership’s first quarter of 2019, the net asset value per Unit for Class Z increased 6.6% from $7.53 to $8.03 as compared to a decrease of 6.7% during the first quarter of 2018. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2019 of $5,407,655. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the equity, currencies and interest rates sectors and were partially offset by losses in the commodity sector. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2018 of $7,342,787. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity, currencies and interest rates sectors.

During the first quarter, the most notable gains were achieved during March from long positions in European fixed income futures as prices rallied amid continued uncertainty surrounding the UK’s exit from the European Union. Additional gains in the global fixed income sector were experienced during January from long futures positions in German bonds. Gains within the global stock index sector were recorded throughout the first quarter as investor demand for risk assets buoyed stock prices. In the agricultural markets, gains were recorded during February from short positions in wheat futures and during March from short positions in corn and coffee futures as prices declined amid growing global commodity supply gluts. Additional gains were achieved within the currency sector during February and March from short positions in the euro as the relative value of the Eurozone’s currency weakened on speculation of stagnating economic growth in Europe. The Partnership’s overall trading gains for the quarter were partially offset by trading losses incurred during January and February within the energy sector from short positions in crude oil futures as global oil prices moved higher. Within the metals sector, losses were incurred during January from short positions in copper and aluminum futures as industrial metals prices rebounded on signs of a potential resolution to the U.S. versus China trade battles.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended March 31, 2019 and for the twelve months ended December 31, 2018. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

As of March 31, 2019, the Partnership’s total capitalization was $80,995,502.

		March 31, 2019
			Three Months Ended March 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$ 3,124,792	3.86%	$ 3,993,261	$ 1,343,273	$ 2,949,959
Equity	5,270,125	6.51	5,552,323	1,105,319	3,599,614
Currencies	8,045,714	9.93	9,878,365	7,012,083	8,159,509
Interest Rates	3,055,309	3.77	3,361,502	651,798	2,733,311

Total	$ 19,495,940	24.07%

*Average of daily Values at Risk.

As of December 31, 2018, the Partnership’s total capitalization was $81,279,688.

		December 31, 2018
			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$ 3,485,672	4.29%	$ 7,391,829	$ 3,254,927	$ 4,584,783
Equity	2,053,974	2.53	7,546,949	2,043,894	5,228,800
Currencies	8,033,078	9.88	13,054,095	4,757,346	8,506,060
Interest Rates	2,183,497	2.69	4,558,102	2,151,503	3,448,698

Total	$ 15,756,221	19.39%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (CBOE) and the CBOE Futures Exchange, LLC (CFE) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on July 12, 2016 and June 28, 2016, respectively, without any findings of fraud. Pursuant to the settlements, MS&Co. was required to pay a $750,000 penalty to the CBOE (for which MS&Co. and an individual were jointly and severally liable) and a $400,000 penalty to the CFE (for which MS&Co. and an individual were jointly and severally liable) and $152,664 in disgorgement.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. dollars in cleared swap segregated accounts in the United States to meet all U.S. dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under

Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At March 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $36 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $36 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At March 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserted violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2019, there were subscriptions of 846.360 Class A Units totaling $15,624. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.

Proceeds of net offering are used for the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	106,728.378	$ 17.76	N/A	N/A
February 1, 2019 - February 28, 2019	78,157.508	$ 18.22	N/A	N/A
March 1, 2019 - March 31, 2019	84,971.605	$ 19.59	N/A	N/A
	269,857.491	$ 18.47

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

Date: May 9, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 9, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.