Form 10-Q
period 2019-06-30
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2019-08-08
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(855) 672-4468
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes    No X

As of July 31, 2019, 3,880,946.894 Limited Partnership Units of Class A were outstanding and 0.000 Limited Partnership Units of Class Z were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Managed Futures Premier Graham L.P.

Statements of Financial Condition

	June 30, 2019 (Unaudited)	December 31, 2018
Assets:
Equity in trading account:
Unrestricted cash	$58,817,558	$68,726,517
Restricted cash	21,088,674	16,164,926
Net unrealized appreciation on open futures contracts	4,711,010	-

Total equity in trading account	84,617,242	84,891,443

Interest receivable	92,755	109,350

Total assets	$84,709,997	$85,000,793

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$1,052,957
Net unrealized depreciation on open forward contracts	1,149,662	283,816
Accrued expenses:
Administrative and General Partner’s fees	131,777	148,184
Management fees	88,950	129,660
Redemptions payable to General Partner	20,000	-
Redemptions payable to Limited Partners	1,013,645	2,106,488

Total liabilities	2,404,034	3,721,105

Partners’ Capital:
General Partner, Class Z, 101,536.878 and 138,644.001 Units outstanding at June 30, 2019 and December 31, 2018, respectively	865,737	1,044,502
Limited Partners, Class A, 3,936,509.882 and 4,346,874.449 Units outstanding at June 30, 2019 and December 31, 2018, respectively	81,440,226	80,235,186

Total partners’ capital (net asset value)	82,305,963	81,279,688

Total liabilities and partners’ capital	$84,709,997	$85,000,793

Net asset value per Unit:
Class A	$20.69	$18.46

Class Z	$8.53	$7.53

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

June 30, 2019

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	233	$432,906	0.52%
Equity	1,311	540,946	0.66
Currencies	43	(28,663)	(0.03) *
Interest Rates	4,236	4,400,695	5.34

Total futures contracts purchased		5,345,884	6.49

Futures Contracts Sold
Commodity	791	(498,027)	(0.61)
Equity	86	(117,114)	(0.14)
Currencies	23	(17,242)	(0.02)
Interest Rates	66	(2,491)	(0.00) *

Total futures contracts sold		(634,874)	(0.77)

Net unrealized appreciation on open futures contracts		$4,711,010	5.72%

Unrealized Appreciation on Open Forward Contracts
Commodity	273	$430,322	0.52%
Currencies	$82,933,656	229,926	0.28

Total unrealized appreciation on open forward contracts		660,248	0.80

Unrealized Depreciation on Open Forward Contracts
Commodity	116	(362,858)	(0.44)
Currencies	$177,322,206	(1,447,052)	(1.76)

Total unrealized depreciation on open forward contracts		(1,809,910)	(2.20)

Net unrealized depreciation on open forward contracts		$(1,149,662)	(1.40)%

*	Due to rounding.

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

Managed Futures Premier Graham L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$332,267	$342,732	$676,298	$670,717

Expenses:
Administrative and General Partner’s fees	409,126	543,449	799,937	1,145,962
Ongoing placement agent fees	404,377	537,475	790,046	1,133,367
Management fees	276,160	475,517	567,057	1,002,715

Total expenses	1,089,663	1,556,441	2,157,040	3,282,044

Net investment loss	(757,396)	(1,213,709)	(1,480,742)	(2,611,327)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	7,179,373	(1,650,344)	5,801,404	(3,844,640)
Net change in unrealized gains (losses) on open contracts	(1,891,678)	9,613	4,893,946	(5,138,878)

Total trading results	5,287,695	(1,640,731)	10,695,350	(8,983,518)

Net income (loss)	$4,530,299	$(2,854,440)	$9,214,608	$(11,594,845)

Net income (loss) per Unit*:
Class A	$1.10	$(0.57)	$2.23	$(2.25)

Class Z	$0.50	$(0.19)	$1.00	$(0.81)

Weighted average Units outstanding:
Class A	4,029,281.089	5,021,678.531	4,139,898.572	5,102,612.361

Class Z	115,469.030	138,644.001	127,056.515	141,216.018

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2017	$111,594,219	4,822,944.482	$1,309,582	141,515.298	$112,903,801	4,964,459.780
Subscriptions - General Partner	-	-	116,187	12,560.802	116,187	12,560.802
Subscriptions - Limited Partners	9,480,783	409,714.028	-	-	9,480,783	409,714.028
Redemptions - General Partner	-	-	(150,000)	(15,432.099)	(150,000)	(15,432.099)
Redemptions - Limited Partners	(7,596,977)	(350,868.533)	-	-	(7,596,977)	(350,868.533)
Net income (loss)	(11,489,275)	-	(105,570)	-	(11,594,845)	-

Partners’ Capital, June 30, 2018	$101,988,750	4,881,789.977	$1,170,199	138,644.001	$103,158,949	5,020,433.978

Partners’ Capital, March 31, 2018	$108,936,440	5,076,439.526	$1,195,951	138,644.001	$110,132,391	5,215,083.527
Redemptions - Limited Partners	(4,119,002)	(194,649.549)	-	-	(4,119,002)	(194,649.549)
Net income (loss)	(2,828,688)	-	(25,752)	-	(2,854,440)	-

Partners’ Capital, June 30, 2018	$101,988,750	4,881,789.977	$1,170,199	138,644.001	$103,158,949	5,020,433.978

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$80,235,186	4,346,874.449	$1,044,502	138,644.001	$81,279,688	4,485,518.450
Subscriptions – Limited Partners	55,624	2,751.122	-	-	55,624	2,751.122
Redemptions - General Partner	-	-	(320,000)	(37,107.123)	(320,000)	(37,107.123)
Redemptions - Limited Partners	(7,923,957)	(413,115.689)	-	-	(7,923,957)	(413,115.689)
Net income (loss)	9,073,373	-	141,235	-	9,214,608	-

Partners’ Capital, June 30, 2019	$81,440,226	3,936,509.882	$865,737	101,536.878	$82,305,963	4,038,046.760

Partners’ Capital, March 31, 2019	$79,881,547	4,077,863.318	$1,113,955	138,644.001	$80,995,502	4,216,507.319
Subscriptions - Limited Partners	40,000	1,904.762	-	-	40,000	1,904.762
Redemptions - General Partner	-	-	(320,000)	(37,107.123)	(320,000)	(37,107.123)
Redemptions - Limited Partners	(2,939,838)	(143,258.198)	-	-	(2,939,838)	(143,258.198)
Net income (loss)	4,458,517	-	71,782	-	4,530,299	-

Partners’ Capital, June 30, 2019	$81,440,226	3,936,509.882	$865,737	101,536.878	$82,305,963	4,038,046.760

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2019.

During the reporting periods ended June 30, 2019 and 2018, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership deposited a portion of its cash in a non-trading bank account at JPMorgan Chase Bank, N.A.

As of June 30, 2019, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in three share classes (each, a “Class” or collectively, the “Classes”). The Class of Units that a limited partner receives generally depends on the aggregate subscription amount made by such limited partner in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

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

2.     Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2019 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2019 and 2018. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2019 and 2018, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At June 30, 2019 and December 31, 2018, the amount of cash held for margin requirements was $21,088,674 and $16,164,926, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(1,329,643) (proceeds of $1,328,636) and $(361,312) (proceeds of $364,480) as of June 30, 2019 and December 31, 2018, respectively.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	Class A	Class A	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$1.29	$(0.33)	$2.59	$(1.74)
Net investment loss	(0.19)	(0.24)	(0.36)	(0.51)

Increase (decrease) for the period	1.10	(0.57)	2.23	(2.25)
Net asset value per Unit, beginning of period	19.59	21.46	18.46	23.14

Net asset value per Unit, end of period	$20.69	$20.89	$20.69	$20.89

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	Class A	Class A	Class A	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.7)%	(4.6)%	(3.7)%	(4.7)%

Operating expenses	5.4%	5.8%	5.4%	6.0%
Incentive fees	-	-	-	-

Total expenses	5.4%	5.8%	5.4%	6.0%

Total return:
Total return before incentive fees	5.6%	(2.7)%	12.1%	(9.7)%
Incentive fees	-	-	-	-

Total return after incentive fees	5.6%	(2.7)%	12.1%	(9.7)%

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

The General Partner estimates that, at any given time, approximately 29.6% to 66.8% of the Partnership’s contracts are traded over-the-counter.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2019 and 2018 were 6,889 and 7,302, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2019 and 2018 were 6,157 and 7,672, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2019 and 2018 were 676 and 935, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2019 and 2018 were 667 and 937, respectively. The monthly average notional values of currency forward contracts traded during the three months ended June 30, 2019 and 2018 were $406,607,975 and $385,359,844, respectively. The monthly average notional values of currency forward contracts traded during the six months ended June 30, 2019 and 2018 were $372,347,148 and $467,949,965, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of June 30, 2019 and December 31, 2018, respectively.

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
June 30, 2019	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$5,810,745	$(1,099,735)	$4,711,010	$-	$-	$4,711,010
Forwards	660,248	(660,248)	-	-	-	-

Total assets	$6,470,993	$(1,759,983)	$4,711,010	$-	$-	$4,711,010

Liabilities
Futures	$(1,099,735)	$1,099,735	$-	$-	$-	$-
Forwards	(1,809,910)	660,248	(1,149,662)	-	1,149,662	-

Total liabilities	$(2,909,645)	$1,759,983	$(1,149,662)	$-	$1,149,662	$-

Net fair value						$4,711,010	*

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2018	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$3,370,017	$(3,370,017)	$-	$-	$-	$-
Forwards	1,880,468	(1,880,468)	-	-	-	-

Total assets	$5,250,485	$(5,250,485)	$-	$-	$-	$-

Liabilities
Futures	$(4,422,974)	$3,370,017	$(1,052,957)	$-	$1,052,957	$-
Forwards	(2,164,284)	1,880,468	(283,816)	-	283,816	-

Total liabilities	$(6,587,258)	$5,250,485	$(1,336,773)	$-	$1,336,773	$-

Net fair value						$-	*

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019
Assets
Futures Contracts
Commodity	$717,139
Equity	667,114
Currencies	1,042
Interest Rates	4,425,450

Total unrealized appreciation on open futures contracts	5,810,745

Liabilities
Futures Contracts
Commodity	(782,260)
Equity	(243,282)
Currencies	(46,947)
Interest Rates	(27,246)

Total unrealized depreciation on open futures contracts	(1,099,735)

Net unrealized appreciation on open futures contracts	$4,711,010	*

Assets
Forward Contracts
Commodity	$430,322
Currencies	229,926

Total unrealized appreciation on open forward contracts	660,248

Liabilities
Forward Contracts
Commodity	(362,858)
Currencies	(1,447,052)

Total unrealized depreciation on open forward contracts	(1,809,910)

Net unrealized depreciation on open forward contracts	$(1,149,662)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2019		2018		2019		2018
Commodity	$(4,029,165)		$(602,334)		$(6,816,621)		$(2,834,923)
Equity	2,195,232		306,247		5,815,042		(1,999,006)
Currencies	(1,620,770)		(3,799,050)		(1,178,821)		(5,082,453)
Interest Rates	8,742,398		2,454,406		12,875,750		932,864

Total	$5,287,695	***	$(1,640,731)	***	$10,695,350	***	$(8,983,518)	***

*** This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2019 and December 31, 2018 and for the periods ended June 30, 2019 and 2018, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$5,810,745	$5,810,745	$-	$-
Forwards	660,248	-	660,248	-

Total assets	$6,470,993	$5,810,745	$660,248	$-

Liabilities
Futures	$1,099,735	$1,099,735	$-	$-
Forwards	1,809,910	-	1,809,910	-

Total liabilities	$2,909,645	$1,099,735	$1,809,910	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,370,017	$3,370,017	$-	$-
Forwards	1,880,468	-	1,880,468	-

Total assets	$5,250,485	$3,370,017	$1,880,468	$-

Liabilities
Futures	$4,422,974	$4,422,974	$-	$-
Forwards	2,164,284	-	2,164,284	-

Total liabilities	$6,587,258	$4,422,974	$2,164,284	$-

7.	Subsequent Events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2019.

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

For the six months ended June 30, 2019, the Partnership’s capital increased 1.3% from $81,279,688 to $82,305,963. This increase was attributable to subscriptions of 2,751.122 Class A limited partner Units totaling $55,624 and a net gain of $9,214,608, which was partially offset by redemptions of 413,115.689 Class A limited partner Units totaling $7,923,957 and redemptions of 37,107.123 Class Z General Partner Units totaling $320,000. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting periods. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

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

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2019 and 2018, and a general discussion of its trading activities during such periods. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s second quarter of 2019, the net asset value per Unit for Class A increased 5.6% from $19.59 to $20.69 as compared to a decrease of 2.7% during the second quarter of 2018. During the Partnership’s second quarter of 2019, the net asset value per Unit for Class Z increased 6.2% from $8.03 to $8.53 as compared to a decrease of 2.2% during the second quarter of 2018. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2019 of $5,287,695. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the equity and interest rates sectors and were partially offset by losses in the commodity and currencies sectors. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2018 of $1,640,731. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity and currencies sectors and were partially offset by gains in the equity and interest rates sectors.

During the second quarter, the most notable gains were recorded during May and June from long positions in non-U.S. and U.S. fixed income futures as prices rose amid safe-haven demand and increased speculation that the U.S. Federal Reserve will cut interest rates. Within the global stock indices, gains were recorded during April and June from long European equity index futures positions as prices increased on signs that major central banks are prepared to provide new stimulus to slowing economies. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy sector primarily during May from long positions in Brent crude oil and refined oil products as prices reversed lower on an outlook for weakening fuel demand. Additional losses were incurred in the energy sector from futures positions in gas oil and gasoline. Within the currency markets, losses were incurred during June from short positions in the euro versus the U.S. dollar following calls for the Fed to weaken the dollar to boost the U.S. economy. Further losses in the currencies were experienced during May from positions in the Japanese yen and British pound. Within the agricultural complex, losses were incurred during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections. Smaller losses were incurred in the metals during June from short futures positions in industrial metals as prices benefited from weakness in the U.S. dollar and optimism over a Trump-Xi trade meeting during the G-20 summit.

During the Partnership’s six months ended June 30, 2019, the net asset value per Unit for Class A increased 12.1% from $18.46 to $20.69 as compared to a decrease of 9.7% during the six months ended June 30, 2018. During the Partnership’s six months ended June 30, 2019, the net asset value per Unit for Class Z increased 13.3% from $7.53 to $8.53 as compared to a decrease of 8.8% during the six months ended June 30, 2018. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2019 of $10,695,350. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the equity and interest rates sectors and were partially offset by losses in the commodity and currencies sectors. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2018 of $8,983,518. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity and currencies sectors and were partially offset by gains in the interest rates sector.

During the first six months of the year, the most significant gains were achieve within the global interest rates during January, March, May, and June from long positions in non-U.S. and U.S. fixed income futures as prices rose as global economic concerns push central banks to looser monetary policy global. Within the global stock index markets, gains were primarily recorded during January through April, as well as in June, from long positions in European, U.S., and Asian equity index futures as positive consumer sentiment and the promise of dovish monetary policy pushed stock prices higher. A portion of the Partnership’s gains for the first six months of the year was offset by trading losses within the energy sector during January and February from short positions in crude oil futures as global oil prices moved higher. Additional losses were incurred during May in the energy sector from futures positions in gas oil and gasoline. Within the currency markets, losses were incurred during June from short positions in the British pound versus the U.S. dollar following calls for the Fed to weaken the dollar to boost the U.S. economy. Further losses in the currencies were experienced during May from positions in the Canadian dollar, New Zealand dollar, and Japanese yen. Within the metals sector, losses were incurred during January from short positions in copper futures as industrial metals prices rebounded on signs of a potential resolution to the U.S. versus China trade battles. Smaller losses were incurred in the metals during June from short futures positions in industrial metals as prices benefited from weakness in the U.S. dollar and optimism over a Trump-Xi trade meeting during the G-20 summit. Within the agricultural complex, losses were incurred during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risk involved in commodity trading, but also the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Trading Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Trading Advisors are able to identify them, the Partnership expect to increase capital through operations.

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and six months ended June 30, 2019 decreased by $10,465 and increased by $5,581, respectively, as compared to the corresponding periods in 2018. The decrease in interest income was primarily due to lower average net assets during the three months ended June 30, 2019 as compared to the corresponding period in 2018. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the six months ended June 30, 2019 as compared to the corresponding period in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and six months ended June 30, 2019 decreased by $133,098 and $343,321, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets of Class A during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Administrative and General Partner’s fees are paid to the Administrative and General Partner for administering the business and affairs of the Partnership. Administrative and General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative and General Partner’s fees for the three and six months ended June 30, 2019 decreased by $134,323 and $346,025, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2019 decreased by $199,357 and $435,658, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Incentive fees are based on the new trading profits generated by the Trading Advisor at the end of the year as defined in the management agreement among the Partnership, the General Partner and Trading Advisor. Trading performance for the three and six months ended June 30, 2019 and 2018 did not result in the accrual incentive fees. To the extent that the Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until the Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended June 30, 2019 and for the twelve months ended December 31, 2018. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

As of June 30, 2019, the Partnership’s total capitalization was $82,305,963.

		June 30, 2019
			Three Months Ended June 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$ 3,060,954	3.72%	$ 3,884,932	$ 1,549,664	$ 3,295,448
Equity	5,734,928	6.96	7,176,835	363,308	5,914,516
Currencies	8,236,890	10.01	9,173,878	5,628,779	7,262,865
Interest Rates	3,988,768	4.85	4,487,629	2,060,482	3,803,588

Total	$ 21,021,540	25.54%

*	Average of daily Values at Risk.

As of December 31, 2018, the Partnership’s total capitalization was $81,279,688.

		December 31, 2018
			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$ 3,485,672	4.29%	$ 7,391,829	$ 3,254,927	$ 4,584,783
Equity	2,053,974	2.53	7,546,949	2,043,894	5,228,800
Currencies	8,033,078	9.88	13,054,095	4,757,346	8,506,060
Interest Rates	2,183,497	2.69	4,558,102	2,151,503	3,448,698

Total	$ 15,756,221	19.39%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934 as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co,’s motion for sanctions relating to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint.

Settled Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raised claims under the Washington State Securities Act and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and sought, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raised claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and included a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserted claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and sought, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Firm, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff was approximately $634 million. The complaint alleged causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2019, there were subscriptions of 1,904.762 Class A Units totaling $40,000. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.

Proceeds of net offering are used for the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	55,290.039	$ 21.00	N/A	N/A
May 1, 2019 - May 31, 2019	38,976.133	$ 19.63	N/A	N/A
June 1, 2019 - June 30, 2019	48,992.026	$ 20.69	N/A	N/A
	143,258.198	$ 20.52

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

Date: August 8, 2019

By:	/s/ Steven Ross

Steven Ross

Chief Financial Officer and Director

(Principal Accounting Officer)

Date: August 8, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.