Form 10-Q
period 2019-09-30
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2019-11-07
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes        No X

As of October 31, 2019, 3,826,161.163 Limited Partnership Units of Class A were outstanding and 0.000 Limited Partnership Units of Class Z were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Managed Futures Premier Graham L.P.

Statements of Financial Condition

	September 30,
	2019	December 31,
	(Unaudited)	2018
Assets:
Equity in trading account:
Unrestricted cash	$67,374,224	$68,726,517
Restricted cash	23,599,022	16,164,926
Net unrealized appreciation on open forward contracts	828,989	-

Total equity in trading account	91,802,235	84,891,443

Interest receivable	89,645	109,350

Total assets	$91,891,880	$85,000,793

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,504,841	$1,052,957
Net unrealized depreciation on open forward contracts	-	283,816
Accrued expenses:
Administrative and General Partner’s fees	156,394	148,184
Management fees	105,566	129,660
Redemptions payable to Limited Partners	344,002	2,106,488

Total liabilities	2,110,803	3,721,105

Partners’ Capital:
General Partner, Class Z, 101,536.878 and 138,644.001 Units outstanding at September 30, 2019 and December 31, 2018, respectively	968,772	1,044,502
Limited Partners, Class A, 3,854,835.870 and 4,346,874.449 Units outstanding at September 30, 2019 and December 31, 2018, respectively	88,812,305	80,235,186

Total partners’ capital (net asset value)	89,781,077	81,279,688

Total liabilities and partners’ capital	$91,891,880	$85,000,793

Net asset value per Unit:
Class A	$23.04	$18.46

Class Z	$9.54	$7.53

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

September 30, 2019

(Unaudited)

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Commodity	339	$(699,025)	(0.78)%
Equity	1,677	(50,782)	(0.05)
Currencies	78	70,768	0.08
Interest Rates	2,825	(1,236,371)	(1.38)

Total futures contracts purchased		(1,915,410)	(2.13)

Futures Contracts Sold
Commodity	852	396,288	0.43
Equity	7	(2,285)	(0.00) *
Currencies	42	26,965	0.03
Interest Rates	567	(10,399)	(0.01)

Total futures contracts sold		410,569	0.45

Net unrealized depreciation on open futures contracts		$(1,504,841)	(1.68)%

Unrealized Appreciation on Open Forward Contracts
Commodity	227	$364,511	0.40%
Currencies	$223,648,425	1,587,826	1.77

Total unrealized appreciation on open forward contracts		1,952,337	2.17

Unrealized Depreciation on Open Forward Contracts
Commodity	171	(442,929)	(0.49)
Currencies	$103,605,140	(680,419)	(0.76)

Total unrealized depreciation on open forward contracts		(1,123,348)	(1.25)

Net unrealized appreciation on open forward contracts		$828,989	0.92%

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

Managed Futures Premier Graham L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$317,882	$346,287	$994,180	$1,017,004

Expenses:
Administrative and General Partner’s fees	437,357	510,128	1,237,294	1,656,090
Ongoing placement agent fees	432,700	504,237	1,222,746	1,637,604
Management fees	295,216	446,361	862,273	1,449,076

Total expenses	1,165,273	1,460,726	3,322,313	4,742,770

Net investment loss	(847,391)	(1,114,439)	(2,328,133)	(3,725,766)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	14,392,615	555,034	20,194,019	(3,289,606)
Net change in unrealized gains (losses) on open contracts	(4,236,061)	6,263,824	657,885	1,124,946

Total trading results	10,156,554	6,818,858	20,851,904	(2,164,660)

Net income (loss)	$9,309,163	$5,704,419	$18,523,771	$(5,890,426)

Net income (loss) per Unit*:
Class A	$2.35	$1.19	$4.58	$(1.06)

Class Z	$1.01	$0.52	$2.01	$(0.29)

Weighted average Units outstanding:
Class A	3,895,741.096	4,802,766.582	4,058,512.746	5,002,663.768

Class Z	101,536.878	138,644.001	118,549.970	140,358.679

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2017	$111,594,219	4,822,944.482	$1,309,582	141,515.298	$112,903,801	4,964,459.780
Subscriptions - General Partner	-	-	116,187	12,560.802	116,187	12,560.802
Subscriptions - Limited Partners	9,530,783	412,132.993	-	-	9,530,783	412,132.993
Redemptions - General Partner	-	-	(150,000)	(15,432.099)	(150,000)	(15,432.099)
Redemptions - Limited Partners	(13,669,111)	(633,401.640)	-	-	(13,669,111)	(633,401.640)
Net income (loss)	(5,857,423)	-	(33,003)	-	(5,890,426)	-

Partners’ Capital, September 30, 2018	$101,598,468	4,601,675.835	$1,242,766	138,644.001	$102,841,234	4,740,319.836

Partners’ Capital, June 30, 2018	$101,988,750	4,881,789.977	$1,170,199	138,644.001	$103,158,949	5,020,433.978
Subscriptions - Limited Partners	50,000	2,418.965	-	-	50,000	2,418.965
Redemptions - Limited Partners	(6,072,134)	(282,533.107)	-	-	(6,072,134)	(282,533.107)
Net income (loss)	5,631,852	-	72,567	-	5,704,419	-

Partners’ Capital, September 30, 2018	$101,598,468	4,601,675.835	$1,242,766	138,644.001	$102,841,234	4,740,319.836

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$80,235,186	4,346,874.449	$1,044,502	138,644.001	$81,279,688	4,485,518.450
Subscriptions - Limited Partners	75,624	3,584.803	-	-	75,624	3,584.803
Redemptions - General Partner	-	-	(320,000)	(37,107.123)	(320,000)	(37,107.123)
Redemptions - Limited Partners	(9,778,006)	(495,623.382)	-	-	(9,778,006)	(495,623.382)
Net income (loss)	18,279,501	-	244,270	-	18,523,771	-

Partners’ Capital, September 30, 2019	$88,812,305	3,854,835.870	$968,772	101,536.878	$89,781,077	3,956,372.748

Partners’ Capital, June 30, 2019	$81,440,226	3,936,509.882	$865,737	101,536.878	$82,305,963	4,038,046.760
Subscriptions - Limited Partners	20,000	833.681	-	-	20,000	833.681
Redemptions - Limited Partners	(1,854,049)	(82,507.693)	-	-	(1,854,049)	(82,507.693)
Net income (loss)	9,206,128	-	103,035	-	9,309,163	-

Partners’ Capital, September 30, 2019	$88,812,305	3,854,835.870	$968,772	101,536.878	$89,781,077	3,956,372.748

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2019.

During the reporting periods ended September 30, 2019 and 2018, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership deposited a portion of its cash in a non-trading bank account at JPMorgan Chase Bank, N.A.

As of September 30, 2019, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in three share classes (each, a “Class” or collectively, the “Classes”). The Class of Units that a limited partner receives generally depends on the aggregate subscription amount made by such limited partner in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2019 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2019 and 2018. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2019 and 2018, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At September 30, 2019 and December 31, 2018, the amount of cash held for margin requirements was $23,599,022 and $16,164,926, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $1,501 (cost of $1,369) and $(361,312) (proceeds of $364,480) as of September 30, 2019 and December 31, 2018, respectively.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	Class A	Class A	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$2.57	$1.42	$5.15	$(0.32)
Net investment loss	(0.22)	(0.23)	(0.57)	(0.74)

Increase (decrease) for the period	2.35	1.19	4.58	(1.06)
Net asset value per Unit, beginning of period	20.69	20.89	18.46	23.14

Net asset value per Unit, end of period	$23.04	$22.08	$23.04	$22.08

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	Class A	Class A	Class A	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.8)%	(4.3)%	(3.8)%	(4.5)%

Operating expenses	5.3%	5.7%	5.4%	5.9%
Incentive fees	-	-	-	-

Total expenses	5.3%	5.7%	5.4%	5.9%

Total return:
Total return before incentive fees	11.4%	5.7%	24.8%	(4.6)%
Incentive fees	-	-	-	-

Total return after incentive fees	11.4%	5.7%	24.8%	(4.6)%

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

The General Partner estimates that, at any given time, approximately 27.8% to 40.3% of the Partnership’s contracts are traded over-the-counter.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2019 and 2018 were 6,614 and 7,890, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2019 and 2018 were 6,309 and 7,745, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2019 and 2018 were 610 and 795, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2019 and 2018 were 648 and 889, respectively. The monthly average notional values of currency forward contracts traded during the three months ended September 30, 2019 and 2018 were $382,155,182 and $345,939,162, respectively. The monthly average notional values of currency forward contracts traded during the nine months ended September 30, 2019 and 2018 were $375,616,493 and $427,279,697, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of September 30, 2019 and December 31, 2018, respectively.

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
September 30, 2019	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$2,859,091	$(2,859,091)	$-	$-	$-	$-
Forwards	1,952,337	(1,123,348)	828,989	-	-	828,989

Total assets	$4,811,428	$(3,982,439)	$828,989	$-	$-	$828,989

Liabilities
Futures	$(4,363,932)	$2,859,091	$(1,504,841)	$-	$1,504,841	$-
Forwards	(1,123,348)	1,123,348	-	-	-	-

Total liabilities	$(5,487,280)	$3,982,439	$(1,504,841)	$-	$1,504,841	$-

Net fair value						$828,989	*

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2018	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$3,370,017	$(3,370,017)	$-	$-	$-	$-
Forwards	1,880,468	(1,880,468)	-	-	-	-

Total assets	$5,250,485	$(5,250,485)	$-	$-	$-	$-

Liabilities
Futures	$(4,422,974)	$3,370,017	$(1,052,957)	$-	$1,052,957	$-
Forwards	(2,164,284)	1,880,468	(283,816)	-	283,816	-

Total liabilities	$(6,587,258)	$5,250,485	$(1,336,773)	$-	$1,336,773	$-

Net fair value						$-	*

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2019 and December 31, 2018, respectively.

	September 30, 2019
Assets
Futures Contracts
Commodity	$1,184,307
Equity	1,015,124
Currencies	100,667
Interest Rates	558,993

Total unrealized appreciation on open futures contracts	2,859,091

Liabilities
Futures Contracts
Commodity	(1,487,044)
Equity	(1,068,191)
Currencies	(2,934)
Interest Rates	(1,805,763)

Total unrealized depreciation on open futures contracts	(4,363,932)

Net unrealized depreciation on open futures contracts	$(1,504,841)	*

Assets
Forward Contracts
Commodity	$364,511
Currencies	1,587,826

Total unrealized appreciation on open forward contracts	1,952,337

Liabilities
Forward Contracts
Commodity	(442,929)
Currencies	(680,419)

Total unrealized depreciation on open forward contracts	(1,123,348)

Net unrealized appreciation on open forward contracts	$828,989	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sector	2019		2018		2019		2018
Commodity	$(1,404,000)		$2,373,965		$(8,220,621)		$(460,958)
Equity	3,264,907		4,620,180		9,079,949		2,621,174
Currencies	4,237,371		310,834		3,058,550		(4,771,619)
Interest Rates	4,058,276		(486,121)		16,934,026		446,743

Total	$10,156,554	***	$6,818,858	***	$20,851,904	***	$(2,164,660)	***

*** This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2019 and December 31, 2018 and for the periods ended September 30, 2019 and 2018, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,859,091	$2,859,091	$-	$-
Forwards	1,952,337	-	1,952,337	-

Total assets	$4,811,428	$2,859,091	$1,952,337	$-

Liabilities
Futures	$4,363,932	$4,363,932	$-	$-
Forwards	1,123,348	-	1,123,348	-

Total liabilities	$5,487,280	$4,363,932	$1,123,348	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,370,017	$3,370,017	$-	$-
Forwards	1,880,468	-	1,880,468	-

Total assets	$5,250,485	$3,370,017	$1,880,468	$-

Liabilities
Futures	$4,422,974	$4,422,974	$-	$-
Forwards	2,164,284	-	2,164,284	-

Total liabilities	$6,587,258	$4,422,974	$2,164,284	$-

7.	Subsequent Events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2019.

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

For the nine months ended September 30, 2019, the Partnership’s capital increased 10.5% from $81,279,688 to $89,781,077. This increase was attributable to subscriptions of 3,584.803 Class A limited partner Units totaling $75,624 and a net gain of $18,523,771, which was partially offset by redemptions of 495,623.382 Class A limited partner Units totaling $9,778,006 and redemptions of 37,107.123 Class Z General Partner Units totaling $320,000. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2019 and 2018, and a general discussion of its trading activities during such periods. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s third quarter of 2019, the net asset value per Unit for Class A increased 11.4% from $20.69 to $23.04 as compared to an increase of 5.7% during the third quarter of 2018. During the Partnership’s third quarter of 2019, the net asset value per Unit for Class Z increased 11.8% from $8.53 to $9.54 as compared to an increase of 6.2% during the third quarter of 2018. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2019 of $10,156,554. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the equity, currencies and interest rates sectors and were partially offset by losses in the commodity sector. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2018 of $6,818,858. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity and currencies sectors and were partially offset by losses in the interest rates sector.

The most notable gains were recorded within the currency sector during July from short positions in the British pound and euro versus the U.S. dollar as the relative value of the dollar appreciated as the U.S. economy outperformed the economies of other regions. Within the global interest rate markets, gains were experienced primarily during August from long positions in U.S., European, and Asian fixed income futures as prices benefited from mounting global growth concerns, escalating fears over a “hard” United Kingdom departure from the European Union, and ongoing uncertainty over the US-Chinese trade war. Additional gains were recorded within the global stock index sector during July and September from long positions in U.S., European, and Asian equity index futures as speculation central banks across the globe would issue stimulus measures to spur the sputtering global economy. Smaller gains were achieved within the metals markets during August from positions in gold, copper and aluminum futures and within the agricultural complex during July and August from positions in coffee, cotton, and sugar futures. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy sector primarily during August from long positions in crude oil and its refined products as prices moved lower due to fears for a global economic slowdown fueled by ongoing trade battles between the U.S. and China.

During the Partnership’s nine months ended September 30, 2019, the net asset value per Unit for Class A increased 24.8% from $18.46 to $23.04 as compared to a decrease of 4.6% during the nine months ended September 30, 2018. During the Partnership’s nine months ended September 30, 2019, the net asset value per Unit for Class Z increased 26.7% from $7.53 to $9.54 as compared to a decrease of 3.1% during the nine months ended September 30, 2018. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2019 of $20,851,904. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the equity, currencies and interest rates sectors and were partially offset by losses in the commodity sector. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2018 of $2,164,660. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity and currencies sectors and were partially offset by gains in the equity and interest rates sectors.

The most significant gains were achieved within the global interest rates during January, March, May, June, July, and August from long positions in non-U.S. and U.S. fixed income futures as prices rose as global economic concerns pushed central banks to looser monetary policy global. Within the global stock index markets, gains were primarily recorded throughout a majority of the first nine months of the year, with the exception of May and August, from long positions in European, U.S., and Asian equity index futures as positive consumer sentiment and the promise of dovish monetary policy pushed stock prices higher. In the currencies, gains were recorded during July from short positions in the British pound and euro versus the U.S. dollar as the relative value of the dollar appreciated as the U.S. economy outperformed the economies of other regions. Further gains in the currency sector were achieved during February, March, April, and August. A portion of the Partnership’s gains for the first nine months of the year was offset by trading losses within the energy sector during January and February from short positions in crude oil futures as global oil prices moved higher. Additional losses in the energy sector were incurred during May and August from futures positions in gas oil and gasoline. Within the metals sector, losses were incurred during January from short positions in copper futures as industrial metals prices rebounded on signs of a potential resolution to the U.S. versus China trade battles. Additional losses were incurred in the metals during September from futures positions in both precious and industrial metals. Losses in the agriculturals were primarily experienced during May from short positions in corn, wheat, and soybean futures as flooding in the Midwest threatened U.S. grain crops.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risk involved in commodity trading, but also the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Trading Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Trading Advisor is able to identify them, the Partnership expect to increase capital through operations.

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and nine months ended September 30, 2019 decreased by $28,405 and $22,824, respectively, as compared to the corresponding periods in 2018. The decrease in interest income was primarily due to lower average net assets during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and nine months ended September 30, 2019 decreased by $71,537 and $414,858, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets of Class A during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Administrative and General Partner’s fees are paid to the Administrative and General Partner for administering the business and affairs of the Partnership. Administrative and General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative and General Partner’s fees for the three and nine months ended September 30, 2019 decreased by $72,771 and $418,796, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2019 decreased by $151,145 and $586,803, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Incentive fees are based on the new trading profits generated by the Trading Advisor at the end of the year as defined in the management agreement among the Partnership, the General Partner and Trading Advisor. Trading performance for the three and nine months ended September 30, 2019 and 2018 did not result in the accrual incentive fees. To the extent that the Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until the Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended September 30, 2019 and for the twelve months ended December 31, 2018. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

As of September 30, 2019, the Partnership’s total capitalization was $89,781,077.

	September 30, 2019
			Three Months Ended September 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$ 4,480,930	4.99%	$ 4,680,821	$ 2,888,769	$ 4,074,316
Equity	8,038,309	8.96	8,078,437	3,600,377	5,512,162
Currencies	8,349,630	9.30	8,759,642	5,559,436	7,138,561
Interest Rates	2,650,185	2.95	4,512,372	2,513,663	3,566,320

Total	$ 23,519,054	26.20%

*Average of daily Values at Risk. As of December 31, 2018, the Partnership’s total capitalization was $81,279,688.
	December 31, 2018
			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$ 3,485,672	4.29%	$ 7,391,829	$ 3,254,927	$ 4,584,783
Equity	2,053,974	2.53	7,546,949	2,043,894	5,228,800
Currencies	8,033,078	9.88	13,054,095	4,757,346	8,506,060
Interest Rates	2,183,497	2.69	4,558,102	2,151,503	3,448,698

Total	$ 15,756,221	19.39%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating CFTC Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court in In re GSE Bonds Antitrust Litigation denied MS&Co.’s motion to dismiss. The case is set for trial in May 2020.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and sought, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2019, there were subscriptions of 833.681 Class A Units totaling $20,000. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.

Proceeds of net offering are used for the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	55,562.988	$21.99	N/A	N/A
August 1, 2019 - August 31, 2019	12,014.064	$23.99	N/A	N/A
September 1, 2019 - September 30, 2019	14,930.641	$23.04	N/A	N/A
	82,507.693	$22.47

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

Date: November 7, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 7, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.