Form 10-K
period 2019-12-31
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2020-03-26
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes                           No X

Limited Partnership Units with aggregate values of $81,440,226 of Class A and $0 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2020, 3,685,717.774 Limited Partnership Units of Class A were outstanding and 0.000 Limited Partnership Units of Class Z were outstanding.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). This entity currently serves as the placement agent to the Partnership (the “Placement Agent”). Morgan Stanley Wealth Management is a principal subsidiary of MSD Holdings.

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

For the period January 1, 2019 through December 31, 2019, the approximate average market sector distribution for the Partnership was as follows:

During the years ended December 31, 2019, 2018 and 2017, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acted as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposited a portion of its cash in a non-trading bank account at JPMorgan Chase Bank, N.A.

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

In addition, the Partnership pays the Trading Advisor an annual incentive fee. Effective February 1, 2019, the Partnership pays Graham an incentive fee equal to 18% of trading profits experienced by the Partnership as of the end of such period. Prior to February 1, 2019, the Partnership paid Graham an incentive fee equal to 20% of trading profits experienced by the Partnership as of the end of each calendar month. Trading profits represent the amount by which profits from trading in Futures Interests exceed losses after ongoing placement agent fees, management and administrative and General Partner’s fees, as applicable, are deducted. When the Trading Advisor experiences losses with respect to net assets as of the end of a calendar year or month, as applicable, the Trading Advisor must recover such losses before the Trading Advisor is eligible for an incentive fee in the future. Cumulative trading losses are adjusted on a pro-rated basis for the amount of each month’s net redemptions.

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

The Harbor Selling Agreement continues in effect until September 30, 2020 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing placement agent fee equal to 1/12th of 2.0% (a 2.0% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement.

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

As of July 1, 2016, the General Partner began offering Class Z Units. All Units issued prior to June 30, 2016 were deemed Class A Units. The rights, liabilities, risks, and fees associated with investment in the Class A Units did not change. Class Z Units were first issued at $10 per Unit. Class Z Units are offered to limited partners who receive advisory services from Morgan Stanley Wealth Management and certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Each of Class A, D and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units; however, Class Z Units are not subject to an ongoing placement agent fee.

The Partnership began the year at a net asset value per Class A Unit of $18.46 and increased 20.3% to $22.21 per Class A Unit and a net asset value per Class Z Unit of $7.53 and increased 22.7% to $9.24 per Class Z Unit on December 31, 2019. For a more detailed description of the Partnership’s business, see subparagraph (c).

The General Partner has delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the administrative and General Partner’s fee it receives, the ordinary administrative expenses of the Partnership, including the expenses related to the engagement of the Administrator.

(b) Reserved.

(c) Narrative Description of Business. For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of Futures Interests. The relevant financial information is presented in “Part II. Item 6. Selected Financial Data.” and “Part II Item 8. Financial Statements and Supplementary Data.” The Partnership is in the business of speculative trading of Futures Interests pursuant to trading instructions provided by the Trading Advisor. See Item 1(a) above for a complete description of the Partnership’s business. The information requested in Section 101(c)(1)(i) through (xii) of Regulation S-K is not applicable to the Partnership. Additionally, the Partnership does not have any employees. The directors and officers of the General Partner are listed in “Part III Item 10. Directors, Executive Officers and Corporate Governance.”

(d) Reserved.

(e) Available Information. The Partnership files an Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (“SEC”). The Partnership does not maintain an internet website; however the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Partnership’s SEC filings are available to the public from the EDGAR database on the SEC’s website at http://www.sec.gov. The Partnership’s CIK number is 0001066656.

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

The Partnership incurs substantial charges. The Partnership must pay substantial charges, and must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. The Partnership is required to pay certain expenses and fees including monthly management fees to Graham regardless of its performance. In addition, the Partnership pays Graham an incentive fee of 18% of Trading Profits, if any.

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

•

The General Partner, Morgan Stanley Investment Management, the Placement Agent, MSDI and MS&Co. are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently. The officers and directors of the General Partner are also employees of Morgan Stanley or one of its subsidiaries and may have a conflict of interest between their responsibility to the General Partner and the commodity pools it operates. Some of the compensation for such officers and directors of the General Partner may be based in part on the profitability of Morgan Stanley and its managed futures business operated by the General Partner.

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

•

Graham, the General Partner, Morgan Stanley and its affiliates and subsidiaries may trade Futures Interests for their own accounts, and thereby compete with the Partnership for positions. Also, the other commodity pools managed by the General Partner and Graham may compete with the Partnership for Futures Interests. These conflicts can result in less favorable prices on the Partnership’s transactions. These pools may also pay lower fees, including lower commodity brokerage fees and/or commissions, than the Partnership pays. The records of any such trading will not be available for inspection by limited partners.

•

For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s account in excess of the rate specified in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2019. Depending on the current market interest rates, that could create an incentive for the General Partner to retain excess cash in cash instead of permitted investments.

•	The General Partner may purchase shares from money market mutual funds affiliated and/or unaffiliated with the General Partner.

No specific policies regarding conflicts of interest have been adopted by the General Partner, Morgan Stanley Wealth Management, MSDI, the Partnership, or any of their affiliates, and investors will be dependent on the good faith of, and legal and fiduciary obligations imposed on, the parties involved with such conflicts to resolve them equitably.

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

The General Partner, the Partnership and its service providers and their respective operations (including the Advisors) are potentially vulnerable to cyber-security attacks or incidents. Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s ability to gather, process and communicate information efficiently and securely, without interruption.

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

The General Partner may determine to invest up to all of the Partnership’s assets in U.S. Treasury bills and/or money market mutual fund securities. The General Partner may determine to invest all or a portion of the Partnership’s assets in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership will retain all interest income earned on U.S. Treasury bills and money market mutual fund securities purchased.

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

The leverage employed by Graham in its trading can vary substantially from month to month. The gross leverage, expressed as the underlying absolute value of the Partnership’s positions compared to the average net assets of the Partnership, is anticipated to range from two times the Partnership’s net assets to fifteen times the Partnership’s net assets. Under certain conditions, however, the Partnership’s gross leverage could exceed (or be less than) such range. The amount of margin required to be deposited with respect to an individual futures contract is determined by the exchange upon which the contract is traded and the commodity broker at which the position is held and may be changed at any time.

Options trading can be more volatile than futures trading, and purchasing and writing options could result in trading losses. The Partnership may trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks are different. Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract. Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of a put option collects a premium and risks losing the difference between the strike price and the market price of the underlying commodity or futures contract (less the premium received) if the option buyer exercises its put option, as well as any commissions and fees. The writer, or seller, of a call option has unlimited risk. A call option writer collects a premium and risks losing the difference between the price it would have to pay to obtain the underlying commodity or futures contract and the strike price (less the premium received) if the option buyer exercises its call option.

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

Relatively New Markets

Some foreign exchanges on which the Partnership is permitted to trade may be in developmental stages so that prior price histories may not be indicative of current price patterns.

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

Risks Associated with Affiliates

The Partnership’s clearing broker may use an affiliate to carry and clear transactions on foreign exchanges. While the use of affiliates can provide certain benefits, it can also pose certain risks. In particular, if a clearing broker or an affiliated foreign broker were to fail, it is likely that all of its affiliated companies would fail or be placed in administration within a relatively brief period of time. Each of these companies would be liquidated in accordance with the bankruptcy laws of the local jurisdiction. Moreover, return of the Partnership’s assets held at affiliated foreign brokers would be delayed, perhaps for a significant period of time, and would be subject to additional administrative costs. If, on the other hand, a clearing broker had cleared its customers’ foreign futures and options transactions through unaffiliated foreign brokers, such broker likely would not have failed and the clearing broker’s bankruptcy trustee could have directed the foreign broker to liquidate all of the Partnership’s positions and return the balance to the trustee for distribution to the Partnership.

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

Forward foreign currency and spot contracts historically were not regulated when traded between certain “eligible contract participants” and are subject to credit risk. The Partnership may trade forward contracts in foreign currencies and may engage in spot commodity transactions (transactions in physical commodities). These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the Commodity Exchange Act, as amended. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Act. The Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap,” and therefore, contemplates that certain of these contracts may be exchange-traded, cleared by a clearinghouse and regulated by the CFTC. Currently, forward foreign currency contracts are regulated by the CFTC (although a limited category of forward foreign currency contracts have been excluded from regulation under the Dodd-Frank Act). Regulation could entail increased costs, and among other things, result in additional recordkeeping and reporting requirements. Furthermore, although the Dodd-Frank Act contemplates that certain forward foreign currency contracts may be exchange-traded and cleared by a clearinghouse, these transactions are not currently exchange-traded so that, generally, no clearinghouse or exchange stands ready to meet the obligations of the contract. Thus, the Partnership faces the risk that their counterparties may not perform their obligations. This risk may cause some or all of the Partnership’s gains, in fact, never to be realized.

The percentage of the Partnership’s positions that are expected to constitute foreign currency forwards and foreign currency swaps can vary substantially from month to month.

Trading swaps creates distinctive risks. Graham may trade in certain swaps. Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse. The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared by a clearinghouse and executed on an exchange or swap execution facility. Inter-affiliate swaps that meet certain criteria are exempt from the CFTC’s mandatory clearing and exchange trading requirements. In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared by a clearinghouse and executed on an exchange or swap execution facility. Until such time as these transactions are cleared, the Partnership will be subject to a greater risk of counterparty default on its swaps. Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract. Swap dealers and major swap participants require the Partnership to deposit initial margin and variation margin as collateral to support the Partnership’s obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership (except to the extent required, beginning September 1, 2016, under the rules finalized by the CFTC and the prudential regulators as described below). If the counterparty to such a swap defaults, the Partnership would be a general unsecured creditor for any termination amounts owed by the counterparty to the Partnership as well as for any collateral deposits in excess of the amounts owed by the Partnership to the counterparty, which would likely result in losses to the Partnership.

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

Partnership performance may be hindered by increased competition for positions. Assets in managed futures have grown from an estimated $300 million in 1980 to approximately $318.4 billion as of December 31, 2019 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it may be for the Partnership to obtain the best prices.

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

The Partnership’s tax returns could be audited. The Internal Revenue Service (“IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to legislation effective for tax years beginning on or after January 1, 2018 legislation, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership is eligible to and makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. Limited Partners should consult with their tax advisers regarding the potential implications of this new audit regime.

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

Limitations on deductions for fund expenses. Special rules apply to deductions of “investment advisory expenses,” by non-corporate taxpayers. Under tax legislation commonly known as the “Tax Cuts and Jobs Act,” enacted on December 22, 2017 as Public Law 115-97, no deduction for such expenses, or for other miscellaneous itemized deductions, is permitted for tax years between 2018 and 2025.

For tax years beginning after December 31, 2025, deductions for such expenses are subject to certain limitations for U.S. federal income tax purposes, and are not allowed for alternative minimum tax purposes. The IRS could take the position that certain Partnership expenses are investment advisory expenses and thus subject Partnership investors to disallowance of, or limitations on, deductions of allocated Partnership expenses.

Prospective investors should discuss these issues with their personal tax advisors.

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

Non-U.S. investors have reporting responsibilities and the Partnership may need to withhold taxes. The Partnership is required to impose a withholding tax of 30% on income allocable to certain non-U.S. investors that is attributable to certain U.S. investments, unless such investors satisfy certain reporting requirements. A number of non-U.S. countries have negotiated intergovernmental agreements with the U.S. Department of the Treasury regarding the implementation of this reporting and withholding regime, with some agreements potentially providing for information exchange from the U.S. authorities to non-U.S. revenue authorities regarding the U.S. financial accounts of non-U.S. persons. An investor’s failure to document appropriately its compliance with the reporting rules may cause the investor to be subject to this U.S. withholding tax.

The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations.

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The outbreak has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak.

The outbreak of the novel coronavirus in many countries is having and will likely continue to have an adverse impact on global commercial activity, which has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have been identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel. These actions are creating disruption in supply chains, and adversely impacting a number of industries, including but not limited to transportation, hospitality, and entertainment.

The impact of COVID-19 on the U.S. and world economies, and the extent of and effectiveness of any responses taken on a national and local level, is uncertain and could result in a world-wide economic downturn and disrupt financial markets that impact trading programs in unanticipated and unintended ways.

The rapid development of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Partnership’s investments and operations.

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

Regulatory and Governmental Matters.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co.. That settlement was finalized on February 10, 2016.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co.. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co.. to pay a $500,000 penalty and cease and desist from violating CFTC Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swaps with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross-appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $59 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleged causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and sought, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which was styled Alaska

Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On February 3, 2020, the court granted preliminary approval of that settlement.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Units.

(b)	Holders. The number of holders of Units as of February 29, 2020 was 1,942 for Class A Units and 1 for Class Z Units.

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

The aggregate proceeds of unregistered securities sold to the limited partners through December 31, 2019 was $148,324,838. The Partnership received $627,786 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of Futures Interests.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	28,674.707	$ 22.57	N/A	N/A
November 1, 2019 - November 30, 2019	60,353.735	$ 23.39	N/A	N/A
December 1, 2019 - December 31, 2019	21,446.777	$ 22.21	N/A	N/A
	110,475.219	$ 22.95

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

Item 6. Selected Financial Data.

Interest income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and net asset value per Unit and total assets as of December 31, 2019, 2018, 2017, 2016 and 2015 were as follows:

	2019	2018	2017	2016	2015
Interest income	$1,243,920	$1,376,893	$767,410	$355,476	$4,352
Total expenses	(4,504,154)	(6,107,382)	(6,662,870)	(9,388,531)	(11,078,220)
Total trading results	18,644,955	(17,812,588)	10,699,637	(19,389,463)	7,533,170

Net income (loss)	$15,384,721	$(22,543,077)	$4,804,177	$(28,422,518)	$(3,540,698)

Increase (decrease) in net asset value per Unit:
Class A	$3.75	$(4.68)	$1.08	$(4.44)	$(0.60)

Class Z	$1.71	$(1.72)	$0.60	$(1.35)	$-

Net asset value per Unit:
Class A	$22.21	$18.46	$23.14	$22.06	$26.50

Class Z	$9.24	$7.53	$9.25	$8.65	$-

Total assets	$86,681,482	$85,000,793	$115,980,616	$133,770,630	$180,370,186

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills, at fair value, as applicable, (ii) cash at bank and (iii) interest receivable. Redemptions, exchanges and sales of Units in the future will affect the amount of funds available for investments in Futures Interests and U.S. Treasury bills in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

The following presents a summary of the Partnership’s operations for the years ended December 31, 2019, 2018 and 2017, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Units at the net asset value per Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings. For the year ended December 31, 2019, 606,098.601 limited partner Units of Class A were redeemed totaling $12,313,201 and 37,107.123 General Partner Units of Class Z were redeemed totaling $320,000. For the year ended December 31, 2018, 901,418.885 limited partner Units of Class A were redeemed totaling $18,848,006 and 15,432.099 General Partner Units of Class Z were redeemed totaling $150,000. For the year ended December 31, 2017, 1,046,173.203 limited partner Units of Class A were redeemed totaling $22,615,682 and 36,267.329 General Partner Units of Class Z were redeemed totaling $300,000.

The Partnership continues to offer Units for each Class at their net asset value per Unit as of the end of each month. For the year ended December 31, 2019, there were subscriptions of 3,584.803 limited partner Units of Class A totaling $75,624. For the year ended December 31, 2018, there were subscriptions of 425,348.852 limited partner Units of Class A totaling $9,800,783 and 12,560.802 General Partner Units of Class Z totaling $116,187. For the year ended December 31, 2017, there were subscriptions of 42,440.978 limited partner Units of Class A totaling $918,536.

For the year ended December 31, 2019, the net asset value per Unit for Class A increased 20.3% from $18.46 to $22.21. For the year ended December 31, 2019, the net asset value per Unit for Class Z increased 22.7% from $7.53 to $9.24. For the year ended December 31, 2018, the net asset value per Unit for Class A decreased 20.2% from $23.14 to $18.46. For the year ended December 31, 2018, the net asset value per Unit for Class Z decreased 18.6% from $9.25 to $7.53. For the year ended December 31, 2017, the net asset value per Unit for Class A increased 4.9% from $22.06 to $23.14. For the year ended December 31, 2017, the net asset value per Unit for Class Z increased 6.9% from $8.65 to $9.25.

The Partnership experienced a net trading gain of $18,644,955 before fees and expenses for the year ended December 31, 2019. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the equity and interest rates sectors and were partially offset by losses in the commodity and currencies sectors. The net trading gain (or loss) realized from the Partnership is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter of 2019, the most notable gains were achieved during March from long positions in European fixed income futures as prices rallied amid continued uncertainty surrounding the UK’s exit from the European Union. Additional gains in the global fixed income sector were experienced during January from long futures positions in German bonds. Gains within the global stock index sector were recorded throughout the first quarter as investor demand for risk assets buoyed stock prices. In the agricultural markets, gains were recorded during February from short positions in wheat futures and during March from short positions in corn and coffee futures as prices declined amid growing global commodity supply gluts. The Partnership’s overall trading gains for the first quarter were partially offset by trading losses incurred during January and February within the energy sector from short positions in crude oil futures as global oil prices moved higher. Within the metals sector, losses were incurred during January from short positions in copper and aluminum futures as industrial metals prices rebounded on signs of a potential resolution to the U.S. versus China trade battles.

During the second quarter of 2019, the most notable gains were recorded during May and June from long positions in non-U.S. and U.S. fixed income futures as prices rose amid safe-haven demand and increased speculation that the U.S. Federal Reserve will cut interest rates. Within the global stock indices, gains were recorded during April and June from long European equity index futures positions as prices increased on signs that major central banks were prepared to provide new stimulus to slowing economies. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the energy sector primarily during May from long positions in Brent crude oil and refined oil products as prices reversed lower on an outlook for weakening fuel demand. Additional losses were incurred in the energy sector from futures positions in gas oil and gasoline. Within the currency markets, losses were incurred during June from short positions in the euro versus the U.S. dollar following calls for the Fed to weaken the dollar to boost the U.S. economy. Within the agricultural complex, losses were incurred during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections.

During the third quarter of 2019, the most notable gains were recorded within the currency sector during July from short positions in the British pound and euro versus the U.S. dollar as the relative value of the dollar appreciated as the U.S. economy outperformed the economies of other regions. Within the global interest rate markets, gains were experienced primarily during August from long positions in U.S., European, and Asian fixed income futures as prices benefited from mounting global growth concerns, escalating fears over a “hard” United Kingdom departure from the European Union, and ongoing uncertainty over the U.S.-Chinese trade war. Additional gains were recorded within the global stock index sector during July and September from long positions in U.S., European, and Asian equity index futures as speculation central banks across the globe would issue stimulus measures to spur the sputtering global economy. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the energy sector primarily during August from long positions in crude oil and its refined products as prices moved lower due to fears for a global economic slowdown fueled by ongoing trade battles between the U.S and China.

During the fourth quarter of 2019, the most significant losses were experienced from long positions in global interest rate futures during October, November, and December as prices fell amid growing confidence in the strength of the global economy. Losses in the currency sector were primarily recorded during October and December from short positions in the euro versus the U.S. dollar as political turmoil pulled the dollar lower. Further losses were incurred throughout the fourth quarter from positions in grains and soft commodity futures. In the metals, losses were experienced from long positions in copper, aluminum, and zinc futures. The Partnership’s losses for the fourth quarter were partially offset by gains from long positions in global stock index futures as prices advanced as investors were spurred by signs of robust economic growth. Further gains were recorded within the energies primarily during November from short positions in natural gas futures as mild weather throughout much of the U.S. limited heating demand.

The Partnership experienced a net trading loss of $17,812,588 before fees and expenses for the year ended December 31, 2018. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity, currencies and interest rates sectors.

During the first quarter of 2018, the most notable losses were incurred within the global equity index sector, primarily during February, from long positions in U.S., European and Asian equity index futures as global stocks experienced a sharp sell-off to start the month after trending consistently higher in prior months. Within the currency sector, losses were incurred during February from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen advanced amid fears of a U.S.-led trade war. Within the global interest rate sector, losses incurred during January from long positions in European fixed income futures more than offset gains from short positions in U.S. fixed income futures. In commodities, net trading losses were experienced as profits in energies and soft commodities were more than offset by losses in grains and metals.

During the second quarter of 2018, the most significant losses were incurred within the currency markets during April and May as the Partnership’s short positioning in the U.S. dollar was negatively impacted by the dollar gaining strength. Losses within the metals markets were primarily incurred due to long positions in industrial metals during June as fears of trade war between the U.S. and China pulled prices lower. Additional losses in metals were recorded during April from short positions in aluminum futures. A portion of the Partnership’s losses during the second quarter was offset by gains achieved within the energy sector from long positions in crude oil and its refined products as tensions in the Middle East and the re-impositions of sanctions on Iran pushed energy prices higher throughout the quarter. Additional gains for the quarter were recorded in U.S. fixed income futures during April and June and in European bond futures during May.

During the third quarter of 2018, the most significant gains were achieved during July within the global stock index sector from long positions in U.S. and Asian equity index futures as stock prices rallied on positive global economic sentiment. Additional gains within the stock index sector were recorded from long positions in U.S. equity index futures during August. Within the energy markets, gains were experienced during August and September from long positions in crude oil and its refined products as prices moved higher on signs of persistent global supply shortfalls. Additional gains were recorded from short positions in gold and silver futures during July and August. A portion of the Partnership’s gains during the third quarter was offset by losses incurred within the global interest rate markets during July from long positions in European fixed income futures as prices fell as Eurozone economies gained strength.

During the fourth quarter of 2018, the most significant losses were incurred during October within the global stock index sector from long positions in U.S. and Pacific Rim equity index futures as prices declined amid a global selloff spurred by fears over rising bond yields, slowing global growth, and increased trade tensions. Further losses in this sector were incurred during November and December. Within the energy markets, losses were incurred during October from long positions in crude oil and its refined products after prices slumped on a weakening outlook for global energy demand. Smaller losses were recorded from trading U.S. fixed income futures during November and December. A portion of the Partnership’s losses during the fourth quarter was offset by gains experienced within the currency markets during October from short positions in the euro versus the U.S. dollar as the value of the euro declined after data showed business growth in Europe lost more momentum than expected, as trade tensions and worries regarding Italy overshadowed the European economy.

The results of operations for the twelve months ended 2017 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and twelve months ended December 31, 2019 decreased by $110,149 and $132,973, respectively, as compared to the corresponding periods in 2018. The decrease in interest income was primarily due to lower average net assets during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and twelve months ended December 31, 2019 decreased by $32,059 and $446,917, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets of Class A during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Administrative and General Partner’s fees are paid to the Administrative and General Partner for administering the business and affairs of the Partnership. Administrative and General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative and General Partner’s fees for the three and twelve months ended December 31, 2019 decreased by $33,059 and $451,855, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2019 decreased by $117,653 and $704,456, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Incentive fees are based on the new trading profits generated by the Trading Advisor at the end of the year as defined in the management agreement among the Partnership, the General Partner and Trading Advisor. Trading performance for the three and twelve months ended December 31, 2019 and 2018 did not result in the accrual incentive fees. To the extent that the Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until the Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

For an analysis of unrealized gains and losses by contract type and a further description of 2019 trading results, refer to the Partnership’s Annual Report to limited partners for the year ended December 31, 2019, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

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

For additional information, see Note 4, “Financial Instruments” under “Notes to Financial Statements” in the Partnership’s Annual Report to limited partners for the year ended December 31, 2019, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

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

The Partnership’s Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2019 and 2018 and the highest, lowest and average values during the years ended December 31, 2019 and 2018. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2018.

As of December 31, 2019, the Partnership’s total capitalization was $84,106,832.

			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$5,091,524	6.05%	$5,091,524	$1,343,273	$3,549,551
Equity	6,345,996	7.54	8,371,697	363,308	5,502,811
Currencies	7,364,075	8.76	11,607,603	5,559,436	7,991,947
Interest Rates	3,849,263	4.58	4,512,372	651,798	3,381,281

Total	$22,650,858	26.93%

* Annual average of daily Values at Risk.

As of December 31, 2018, the Partnership’s total capitalization was $81,279,688.

			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$3,485,672	4.29%	$7,391,829	$3,254,927	$4,584,783
Equity	2,053,974	2.53	7,546,949	2,043,894	5,228,800
Currencies	8,033,078	9.88	13,054,095	4,757,346	8,506,060
Interest Rates	2,183,497	2.69	4,558,102	2,151,503	3,448,698

Total	$15,756,221	19.39%

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2019, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Stock Indices. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2019, the Partnership’s primary exposures were in the Euro STOXX 50 (European Union), FTSE 100 (United Kingdom), S&P 500 (U.S.), TOPIX (Japan), NASDAQ 100 (U.S.) and Nikkei 225 (Japan) stock indices. Overall, the Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries can materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and other G8 countries. However, the Partnership may also takes futures positions on the government debt of smaller nations – e.g., Australia.

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

Commodities:

Metals. The Partnership’s primary metals exposure as of December 31, 2019 was to fluctuations in the price of copper, gold, silver, zinc and aluminum.

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other factors contributing to supply and demand. Energy prices can be volatile and substantial profits and losses have been experienced and are expected to continue in this market.

Grains. The Partnership’s trading risk exposure in grains is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, corn and wheat accounted for the Partnership’s grain exposure as of December 31, 2019.

Softs. The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa and cotton accounted for the majority of the Partnership’s soft commodity exposure as of December 31, 2019.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership as of December 31, 2019.

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

Item 8. Financial Statements and Supplementary Data.

MANAGED FUTURES PREMIER GRAHAM L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm for the years ended December 31, 2019, 2018 and 2017; Statements of Financial Condition at December 31, 2019 and 2018; Condensed Schedules of Investments at December 31, 2019 and 2018; Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017; Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017; and Notes to Financial Statements.

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

Management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, Management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2019, based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Managed Futures Premier Graham L.P.	Managed Futures Premier Graham L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Managed Futures Premier Graham L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Managed Futures Premier Graham L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2019 and 2018, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, the results of its operations and the changes in its partners’ capital for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2019, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2020

Managed Futures Premier Graham L.P.

Statements of Financial Condition

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Assets:
Equity in trading account:
Unrestricted cash (Note 2e)	$63,480,873	$68,726,517
Restricted cash (Note 2e)	23,130,597	16,164,926

Total equity in trading account	86,611,470	84,891,443

Interest receivable (Note 2h)	70,012	109,350

Total assets	$86,681,482	$85,000,793

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$587,709	$1,052,957
Net unrealized depreciation on open forward contracts	1,261,911	283,816
Accrued expenses:
Administrative and General Partner’s fees (Note 2i)	148,476	148,184
Management fees (Note 3)	100,221	129,660
Redemptions payable to Limited Partners (Notes 2n and 2o)	476,333	2,106,488

Total liabilities	2,574,650	3,721,105

Partners’ Capital:
General Partner, Class Z, 101,536.878 and 138,644.001 Units outstanding at December 31, 2019 and 2018, respectively	938,707	1,044,502
Limited Partners, Class A, 3,744,360.651 and 4,346,874.449 Units outstanding at December 31, 2019 and 2018, respectively	83,168,125	80,235,186

Total partners’ capital (net asset value)	84,106,832	81,279,688

Total liabilities and partners’ capital	$86,681,482	$85,000,793

Net asset value per Unit:
Class A	$22.21	$18.46

Class Z	$9.24	$7.53

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

December 31, 2019

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	667	$1,060,773	1.26%
Equity	1,328	228,739	0.27
Currencies	4	4,495	0.01
Interest Rates	1,811	(1,727,080)	(2.05)

Total futures contracts purchased		(433,073)	(0.51)

Futures Contracts Sold
Commodity	596	(570,515)	(0.68)
Equity	231	(181,960)	(0.22)
Currencies	56	(9,587)	(0.01)
Interest Rates	1,051	607,426	0.72

Total futures contracts sold		(154,636)	(0.19)

Net unrealized depreciation on open futures contracts		$(587,709)	(0.70)%

Unrealized Appreciation on Open Forward Contracts
Commodity	181	$221,915	0.26%
Currencies	$54,910,028	544,092	0.65

Total unrealized appreciation on open forward contracts		766,007	0.91

Unrealized Depreciation on Open Forward Contracts
Commodity	193	(703,280)	(0.84)
Currencies	$135,994,690	(1,324,638)	(1.57)

Total unrealized depreciation on open forward contracts		(2,027,918)	(2.41)

Net unrealized depreciation on open forward contracts		$(1,261,911)	(1.50)%

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

Managed Futures Premier Graham L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Investment Income:
Interest income	$1,243,920	$1,376,893	$767,410

Expenses:
Administrative and General Partner’s fees (Note 2i)	1,680,915	2,132,770	2,326,881
Ongoing placement agent fees (Note 2j)	1,661,523	2,108,440	2,299,967
Management fees (Note 3)	1,161,716	1,866,172	2,036,022

Total expenses	4,504,154	6,107,382	6,662,870

Net investment loss	(3,260,234)	(4,730,489)	(5,895,460)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	19,166,338	(10,660,546)	7,703,605
Net change in unrealized gains (losses) on open contracts	(521,383)	(7,152,042)	2,996,032

Total trading results	18,644,955	(17,812,588)	10,699,637

Net income (loss)	$15,384,721	$(22,543,077)	$4,804,177

Net income (loss) per Unit (Note 7)*:
Class A	$3.75	$(4.68)	$1.08

Class Z	$1.71	$(1.72)	$0.60

Weighted average Units outstanding:
Class A	3,997,784.932	4,886,957.150	5,362,124.118

Class Z	114,296.697	139,930.009	158,440.533

*	Represents the change in net asset value per Unit.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2019, 2018 and 2017

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2016	$128,558,969	5,826,676.707	$1,537,801	177,782.627	$130,096,770	6,004,459.334
Subscriptions - Limited Partners	918,536	42,440.978	-	-	918,536	42,440.978
Redemptions - General Partner	-	-	(300,000)	(36,267.329)	(300,000)	(36,267.329)
Redemptions - Limited Partners	(22,615,682)	(1,046,173.203)	-	-	(22,615,682)	(1,046,173.203)
Net income (loss)	4,732,396	-	71,781	-	4,804,177	-

Partners’ Capital, December 31, 2017	111,594,219	4,822,944.482	1,309,582	141,515.298	112,903,801	4,964,459.780
Subscriptions - General Partner	-	-	116,187	12,560.802	116,187	12,560.802
Subscriptions - Limited Partners	9,800,783	425,348.852	-	-	9,800,783	425,348.852
Redemptions - General Partner	-	-	(150,000)	(15,432.099)	(150,000)	(15,432.099)
Redemptions - Limited Partners	(18,848,006)	(901,418.885)	-	-	(18,848,006)	(901,418.885)
Net income (loss)	(22,311,810)	-	(231,267)	-	(22,543,077)	-

Partners’ Capital, December 31, 2018	80,235,186	4,346,874.449	1,044,502	138,644.001	81,279,688	4,485,518.450
Subscriptions - Limited Partners	75,624	3,584.803	-	-	75,624	3,584.803
Redemptions - General Partner	-	-	(320,000)	(37,107.123)	(320,000)	(37,107.123)
Redemptions - Limited Partners	(12,313,201)	(606,098.601)	-	-	(12,313,201)	(606,098.601)
Net income (loss)	15,170,516	-	214,205	-	15,384,721	-

Partners’ Capital, December 31, 2019	$83,168,125	3,744,360.651	$938,707	101,536.878	$84,106,832	3,845,897.529

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

1.	Organization:

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). This entity currently acts as the placement agent (the “Placement Agent”) for the Partnership. Morgan Stanley Wealth Management is a principal subsidiary of MSD Holdings.

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

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for units of limited partnership interest (“Unit(s)”) through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2020 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing placement agent fee equal to 1/12th of 2.0% (a 2.0% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement.

As of December 31, 2019, Units of the Partnership are being offered in three share classes (each, a “Class” or collectively, the “Classes”). The Class of Units that a limited partner receives generally depends on the aggregate subscription amount made by such limited partner in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

Class of Units	Aggregate Investment
A	Up to $4,999,999
D	$5,000,000 and above
Z	All

Managed Futures Premier Graham L.P.

Notes to Financial Statements

As of July 1, 2016, the General Partner of the Partnership began offering Class Z Units. All Units issued prior to June 30, 2016 were deemed Class A Units. The rights, liabilities, risks, and fees associated with investment in the Class A Units did not change. Class Z Units were first issued at $10 per Unit. Class Z Units are offered to limited partners who receive advisory services from Morgan Stanley Wealth Management and certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Each of Class A, D and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units; Class Z Units are not subject to an ongoing placement agent fee.

The General Partner may, at its discretion, offer additional Classes of Units as described in the private placement memorandum of the Partnership, as amended from time to time (the “Memorandum”).

Ceres is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Ceres and the limited partners based on their proportional ownership interest.

The General Partner has delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the administrative and General Partner’s fee it receives, the ordinary administrative expenses of the Partnership, including the expenses related to the engagement of the Administrator.

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

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2019, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

e.

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. As reflected in the Statements of Financial Condition, the Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At December 31, 2019 and 2018, the amount of cash held for margin requirements was $23,130,597 and $16,164,926, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(555,456) (proceeds of $550,088) and $(361,312) (proceeds of $364,480) as of December 31, 2019 and 2018, respectively.

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

g.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2016 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

j.

Placement Agent Fees. The Partnership pays the Placement Agent ongoing compensation on a monthly basis equal to a percentage of the net asset value (as defined in the Memorandum) of a limited partner’s Unit as of the beginning of each month. The applicable rate payable by each limited partner is determined by the Class of Units held by such limited partner. The Partnership pays the Placement Agent the following percentage in accordance with the following schedule:

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

m.

Investment Company Status. The Partnership has adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Partnership’s Statements of Income and Expenses.

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

Compensation to the Trading Advisor by the Partnership consists of a management fee and an incentive fee as follows:

Management Fee — Effective February 1, 2019, the Partnership pays the Trading Advisor a flat-rate monthly fee equal to 1/12th of 1.35% (1.35% annual rate) of the Partnership’s net assets as of the first day of each month. Prior to February 1, 2019, the Partnership paid the Trading Advisor a flat-rate monthly fee equal to 1/12th of 1.75% (1.75% annual rate) of the Partnership’s net assets as of the first day of each month.

Incentive Fee — Effective February 1, 2019, the Partnership pays the Trading Advisor an annual incentive fee equal to 18% of trading profits experienced by the Partnership as of the end of such period. Prior to February 1, 2019, the Partnership paid the Trading Advisor an incentive fee equal to 20% of trading profits experienced by the Partnership as of the end of each calendar month.

Trading profits represent the amount by which profits from trading in Futures Interests exceed losses after ongoing placement agent, management and administrative and General Partner’s fees are deducted. When the Trading Advisor experiences losses with respect to net assets as of the end of such period, the Trading Advisor must recover such losses before the Trading Advisor is eligible for an incentive fee in the future. Cumulative trading losses are adjusted on a pro-rated basis for the amount of each month’s net redemptions.

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

The General Partner estimates that, at any given time, approximately 27.8% to 68.8% of the Partnership’s contracts are traded over-the-counter.

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

In the ordinary course of business, the Partnership enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership. The General Partner considers the risk of any future obligation relating to these indemnifications to be remote.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2019 and 2018 were 6,338 and 7,300, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2019 and 2018 were 650 and 826, respectively. The monthly average notional values of currency forward contracts traded during the years ended December 31, 2019 and 2018 were $380,666,033 and $415,107,828, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of December 31, 2019 and 2018, respectively.

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
December 31, 2019	Amounts Recognized	Financial Condition	Financial Condition	Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$2,519,269	$(2,519,269)	$-	$-	$-	$-
Forwards	766,007	(766,007)	-	-	-	-

Total assets	$3,285,276	$(3,285,276)	$-	$-	$-	$-

Liabilities
Futures	$(3,106,978)	$2,519,269	$(587,709)	$-	$587,709	$-
Forwards	(2,027,918)	766,007	(1,261,911)	-	1,261,911	-

Total liabilities	$(5,134,896)	$3,285,276	$(1,849,620)	$-	$1,849,620	$-

Net fair value						$-	*

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
December 31, 2018	Amounts Recognized	Financial Condition	Financial Condition	Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$3,370,017	$(3,370,017)	$-	$-	$-	$-
Forwards	1,880,468	(1,880,468)	-	-	-	-

Total assets	$5,250,485	$(5,250,485)	$-	$-	$-	$-

Liabilities
Futures	$(4,422,974)	$3,370,017	$(1,052,957)	$-	$1,052,957	$-
Forwards	(2,164,284)	1,880,468	(283,816)	$-	283,816	-

Total liabilities	$(6,587,258)	$5,250,485	$(1,336,773)	-	$1,336,773	$-

Net fair value				$-		$-	*

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2019 and 2018, respectively.

	December 31, 2019
Assets

Futures Contracts
Commodity	$1,269,325
Equity	546,906
Currencies	25,888
Interest Rates	677,150

Total unrealized appreciation on open futures contracts	2,519,269

Liabilities

Futures Contracts
Commodity	(779,067)
Equity	(500,127)
Currencies	(30,980)
Interest Rates	(1,796,804)

Total unrealized depreciation on open futures contracts	(3,106,978)

Net unrealized depreciation on open futures contracts	$(587,709)	*

Assets

Forward Contracts
Commodity	$221,915
Currencies	544,092

Total unrealized appreciation on open forward contracts	766,007

Liabilities

Forward Contracts
Commodity	(703,280)
Currencies	(1,324,638)

Total unrealized depreciation on open forward contracts	(2,027,918)

Net unrealized depreciation on open forward contracts	$(1,261,911)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2019, 2018 and 2017, respectively.

Sector	2019		2018		2017
Commodity	$(9,168,467)		$(4,944,164)		$(671,410)
Equity	15,551,437		(6,517,413)		27,931,380
Currencies	(658,803)		(4,275,072)		(10,774,286)
Interest Rates	12,920,788		(2,075,939)		(5,786,047)

Total	$18,644,955	***	$(17,812,588)	***	$10,699,637	***

*** This amount is in “Total trading results” in the Statements of Income and Expenses.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2019 and 2018, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,519,269	$2,519,269	$-	$-
Forwards	766,007	-	766,007	-

Total assets	$3,285,276	$2,519,269	$766,007	$-

Liabilities
Futures	$3,106,978	$3,106,978	$-	$-
Forwards	2,027,918	-	2,027,918	-

Total liabilities	$5,134,896	$3,106,978	$2,027,918	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,370,017	$3,370,017	$-	$-
Forwards	1,880,468	-	1,880,468	-

Total assets	$5,250,485	$3,370,017	$1,880,468	$-

Liabilities
Futures	$4,422,974	$4,422,974	$-	$-
Forwards	2,164,284	-	2,164,284	-

Total liabilities	$6,587,258	$4,422,974	$2,164,284	$-

Managed Futures Premier Graham L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
	Class A	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$4.56	$(3.72)	$2.17
Net investment loss	(0.81)	(0.96)	(1.09)

Increase (decrease) for the year	3.75	(4.68)	1.08
Net asset value per Unit, beginning of year	18.46	23.14	22.06

Net asset value per Unit, end of year	$22.21	$18.46	$23.14

	2019	2018	2017
	Class A	Class A	Class A
Ratios to Average Limited Partners’ Capital:
Net investment loss **	(3.9)%	(4.6)%	(5.1)%

Operating expenses	5.4%	5.9%	5.8%
Incentive fees	-	-	-

Total expenses	5.4%	5.9%	5.8%

Total return:
Total return before incentive fees	20.3%	(20.2)%	4.9%
Incentive fees	-	-	-

Total return after incentive fees	20.3%	(20.2)%	4.9%

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2019 and 2018 are summarized below:

	For the period from October 1, 2019 to December 31, 2019	For the period from July 1, 2019 to September 30, 2019	For the period from April 1, 2019 to June 30, 2019	For the period from January 1, 2019 to March 31, 2019
Interest income	$249,740	$317,882	$332,267	$344,031
Total expenses	(1,181,841)	(1,165,273)	(1,089,663)	(1,067,377)
Total trading results	(2,206,949)	10,156,554	5,287,695	5,407,655

Net income (loss)	$(3,139,050)	$9,309,163	$4,530,299	$4,684,309

Increase (decrease) in net asset value per Unit:
Class A	$(0.83)	$2.35	$1.10	$1.13

Class Z	$(0.30)	$1.01	$0.50	$0.50

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018
Interest income	$359,889	$346,287	$342,732	$327,985
Total expenses	(1,364,612)	(1,460,726)	(1,556,441)	(1,725,603)
Total trading results	(15,647,928)	6,818,858	(1,640,731)	(7,342,787)

Net income (loss)	$(16,652,651)	$5,704,419	$(2,854,440)	$(8,740,405)

Increase (decrease) in net asset value per Unit:
Class A	$(3.62)	$1.19	$(0.57)	$(1.68)

Class Z	$(1.43)	$0.52	$(0.19)	$(0.62)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

The Annual Report for the year ended December 31, 2019, included in “Item 8. Financial Statements and Supplementary Data.”, includes the General Partner’s report on internal control over financial reporting.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to year end could impact the operations and financial performance of the Partnership investments. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisor.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Matthew R. Graver (Director) and Etsuko Jennings (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 51, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 48, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Matthew R. Graver, age 52, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 61, has been a Director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners – As of February 29, 2020, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

(b)

Security Ownership of Management – Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2019:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Units	General Partner	101,536.878	100%

(c)	Changes in Control – None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with Related Persons. None.

(b)	Review, Approval or Ratification of Transactions with Related Persons. Not applicable.

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

Item 14. Principal Accountant Fees and Services.

Ceres, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Ceres through the administrative and General Partner’s fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the limited partners for the year ended December 31, 2019.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2019 and 2018 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2019	$70,000
2018	$70,000

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2019 and 2018 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements:

Statements of Financial Condition at December 31, 2019 and 2018.

Condensed Schedule of Investments at December 31, 2019 and 2018.

Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017.

Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017.

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

3.03

Certificate of Amendment of Certificate of Limited Partnership, dated November 1, 2001 (changing its name from Dean Witter Graham L.P.), is incorporated by reference from Exhibit 3.01 of the Partnership’s Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.

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

4.01	Description of Securities (filed herewith).

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

10.01(b)

Amendment No.  2 to Management Agreement, dated January  29, 2019, among the Partnership, the General Partner and Graham Capital Management, L.P., is incorporated by reference from Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on February 7, 2019.

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
Date: March 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick T. Egan	/s/ Matthew R. Graver
Patrick T. Egan	Matthew R. Graver
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 26, 2020	Date: March 26, 2020

/s/ Steven Ross	/s/ Etsuko Jennings
Steven Ross	Etsuko Jennings
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 26, 2020
Date: March 26, 2020

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.