Form 10-Q
period 2020-03-31
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2020-05-11
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes     No X

As of April 30, 2020, 3,516,872.905 Limited Partnership Units of Class A were outstanding and 0.000 Limited Partnership Units of Class Z were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Managed Futures Premier Graham L.P.

Statements of Financial Condition

	March 31,
	2020	December 31,
	(Unaudited)	2019
Assets:
Equity in trading account:
Unrestricted cash	$54,551,839	$63,480,873
Restricted cash	9,804,679	23,130,597
Net unrealized appreciation on open futures contracts	2,448,913	-
Net unrealized appreciation on open forward contracts	1,302,020	-

Total equity in trading account	68,107,451	86,611,470

Interest receivable	16,947	70,012

Total assets	$68,124,398	$86,681,482

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$587,709
Net unrealized depreciation on open forward contracts	-	1,261,911
Accrued expenses:
Administrative and General Partner’s fees	118,759	148,476
Management fees	80,162	100,221
Redemptions payable to Limited Partners	1,328,398	476,333

Total liabilities	1,527,319	2,574,650

Partners’ Capital:
General Partner, Class Z, 101,536.878 Units outstanding at March 31, 2020 and December 31, 2019	774,110	938,707
Limited Partners, Class A, 3,612,808.982 and 3,744,360.651 Units outstanding at March 31, 2020 and December 31, 2019, respectively	65,822,969	83,168,125

Total partners’ capital (net asset value)	66,597,079	84,106,832

Total liabilities and partners’ capital	$68,124,398	$86,681,482

Net asset value per Unit:
Class A	$18.22	$22.21

Class Z	$7.62	$9.24

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

March 31, 2020

(Unaudited)

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Commodity	113	$(470,148)	(0.71)%
Equity	218	541,413	0.81
Currencies	11	12,005	0.02
Interest Rates	995	1,197,819	1.80

Total futures contracts purchased		1,281,089	1.92

Futures Contracts Sold
Commodity	455	1,082,195	1.62
Equity	25	(50,468)	(0.07)
Currencies	1	(4,525)	(0.01)
Interest Rates	196	140,622	0.22

Total futures contracts sold		1,167,824	1.76

Net unrealized appreciation on open futures contracts		$2,448,913	3.68%

Unrealized Appreciation on Open Forward Contracts
Commodity	301	$2,490,515	3.74%
Currencies	$83,354,903	1,209,787	1.82

Total unrealized appreciation on open forward contracts		3,700,302	5.56

Unrealized Depreciation on Open Forward Contracts
Commodity	176	(1,055,050)	(1.58)
Currencies	$85,073,787	(1,343,232)	(2.02)

Total unrealized depreciation on open forward contracts		(2,398,282)	(3.60)

Net unrealized appreciation on open forward contracts		$1,302,020	1.96%

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

Managed Futures Premier Graham L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income:
Interest income	$170,801	$344,031

Expenses:
Administrative and General Partner’s fees	394,281	390,811
Ongoing placement agent fees	389,839	385,669
Management fees	266,141	290,897

Total expenses	1,050,261	1,067,377

Net investment loss	(879,460)	(723,346)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(19,707,205)	(1,377,969)
Net change in unrealized gains (losses) on open contracts	5,608,003	6,785,624

Total trading results	(14,099,202)	5,407,655

Net income (loss)	$(14,978,662)	$4,684,309

Net income (loss) per Unit*:
Class A	$(3.99)	$1.13

Class Z	$(1.62)	$0.50

Weighted average Units outstanding:
Class A	3,713,962.776	4,250,516.054

Class Z	101,536.878	138,644.001

*    Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$80,235,186	4,346,874.449	$1,044,502	138,644.001	$81,279,688	4,485,518.450
Subscriptions - Limited Partners	15,624	846.360	-	-	15,624	846.360
Redemptions - Limited Partners	(4,984,119)	(269,857.491)	-	-	(4,984,119)	(269,857.491)
Net income (loss)	4,614,856	-	69,453	-	4,684,309	-

Partners’ Capital, March 31, 2019	$79,881,547	4,077,863.318	$1,113,955	138,644.001	$80,995,502	4,216,507.319

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2019	$83,168,125	3,744,360.651	$938,707	101,536.878	$84,106,832	3,845,897.529
Subscriptions - Limited Partners	25,000	1,155.802	-	-	25,000	1,155.802
Redemptions - Limited Partners	(2,556,091)	(132,707.471)	-	-	(2,556,091)	(132,707.471)
Net income (loss)	(14,814,065)	-	(164,597)	-	(14,978,662)	-

Partners’ Capital, March 31, 2020	$65,822,969	3,612,808.982	$774,110	101,536.878	$66,597,079	3,714,345.860

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2020.

During the reporting periods ended March 31, 2020 and 2019, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley.

As of March 31, 2020, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in three share classes (each, a “Class” or collectively, the “Classes”). The Class of Units that a limited partner receives generally depends on the aggregate subscription amount made by such limited partner in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2020 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2020 and 2019. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2020 and 2019, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At March 31, 2020 and December 31, 2019, the amount of cash held for margin requirements was $9,804,679 and $23,130,597, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $684,699 (cost of $682,617) and $(555,456) (proceeds of $550,088) as of March 31, 2020 and December 31, 2019, respectively.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the periods in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2016 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

Investment Company Status. The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Net Income (Loss) per Unit. Net income (loss) per Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(3.75)	$1.30
Net investment loss	(0.24)	(0.17)

Increase (decrease) for the period	(3.99)	1.13
Net asset value per Unit, beginning of period	22.21	18.46

Net asset value per Unit, end of period	$18.22	$19.59

	Three Months Ended March 31,
	2020	2019
	Class A	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.7)%	(3.7)%

Operating expenses	5.6%	5.5%
Incentive fees	-	-

Total expenses	5.6%	5.5%

Total return:
Total return before incentive fees	(18.0)%	6.1%
Incentive fees	-	-

Total return after incentive fees	(18.0)%	6.1%

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

The General Partner estimates that, at any given time, approximately 24.2% to 46.3% of the Partnership’s contracts are traded over-the-counter.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2020 and 2019 were 4,198 and 5,424, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2020 and 2019 were 626 and 657, respectively. The monthly average notional values of currency forward contracts traded during the three months ended March 31, 2020 and 2019 were $319,518,988 and $338,086,322, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of March 31,

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
March 31, 2020	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$3,515,676	$(1,066,763)	$2,448,913	$-	$-	$2,448,913
Forwards	3,700,302	(2,398,282)	1,302,020	-	-	1,302,020

Total assets	$7,215,978	$(3,465,045)	$3,750,933	$-	$-	$3,750,933

Liabilities
Futures	$(1,066,763)	$1,066,763	$-	$-	$-	$-
Forwards	(2,398,282)	2,398,282	-	-	-	-

Total liabilities	$(3,465,045)	$3,465,045	$-	$-	$-	$-

Net fair value						$3,750,933	*

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2019	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$2,519,269	$(2,519,269)	$-	$-	$-	$-
Forwards	766,007	(766,007)	-	-	-	-

Total assets	$3,285,276	$(3,285,276)	$-	$-	$-	$-

Liabilities
Futures	$(3,106,978)	$2,519,269	$(587,709)	$-	$587,709	$-
Forwards	(2,027,918)	766,007	(1,261,911)	-	1,261,911	-

Total liabilities	$(5,134,896)	$3,285,276	$(1,849,620)	$-	$1,849,620	$-

Net fair value						$-	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2020 and December 31, 2019, respectively.

	March 31, 2020
Assets
Futures Contracts
Commodity	$1,233,320
Equity	790,589
Currencies	16,444
Interest Rates	1,475,323

Total unrealized appreciation on open futures contracts	3,515,676

Liabilities
Futures Contracts
Commodity	(621,273)
Equity	(299,644)
Currencies	(8,964)
Interest Rates	(136,882)

Total unrealized depreciation on open futures contracts	(1,066,763)

Net unrealized appreciation on open futures contracts	$2,448,913	*

Assets
Forward Contracts
Commodity	$2,490,515
Currencies	1,209,787

Total unrealized appreciation on open forward contracts	3,700,302

Liabilities
Forward Contracts
Commodity	(1,055,050)
Currencies	(1,343,232)

Total unrealized depreciation on open forward contracts	(2,398,282)

Net unrealized appreciation on open forward contracts	$1,302,020	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended
	March 31,
Sector	2020		2019
Commodity	$3,148,742		$(2,787,456)
Equity	(28,956,085)		3,619,810
Currencies	(1,459,803)		441,949
Interest Rates	13,167,944		4,133,352

Total	$(14,099,202)	***	$5,407,655	***

*** This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2020 and December 31, 2019 and for the periods ended March 31, 2020 and 2019, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,515,676	$3,515,676	$-	$-
Forwards	3,700,302	-	3,700,302	-

Total assets	$7,215,978	$3,515,676	$3,700,302	$-

Liabilities
Futures	$1,066,763	$1,066,763	$-	$-
Forwards	2,398,282	-	2,398,282	-

Total liabilities	$3,465,045	$1,066,763	$2,398,282	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,519,269	$2,519,269	$-	$-
Forwards	766,007	-	766,007	-

Total assets	$3,285,276	$2,519,269	$766,007	$-

Liabilities
Futures	$3,106,978	$3,106,978	$-	$-
Forwards	2,027,918	-	2,027,918	-

Total liabilities	$5,134,896	$3,106,978	$2,027,918	$-

7.	Subsequent Events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2020.

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

For the three months ended March 31, 2020, the Partnership’s capital decreased 20.8% from $84,106,832 to $66,597,079. This decrease was attributable to redemptions of 132,707.471 Class A limited partner Units totaling $2,556,091 and a net loss of $14,978,662, which was partially offset by subscriptions of 1,155.802 Class A limited partner Units totaling $25,000. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2020 and 2019, and a general discussion of its trading activities during such periods. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s first quarter of 2020, the net asset value per Unit for Class A decreased 18.0% from $22.21 to $18.22 as compared to an increase of 6.1% during the first quarter of 2019. During the Partnership’s first quarter of 2020, the net asset value per Unit for Class Z decreased 17.5% from $9.24 to $7.62 as compared to an increase of 6.6% during the first quarter of 2019. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2020 of $14,099,202. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the equity and currencies sectors and were partially offset by gains in the commodity and interest rates sectors. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2019 of $5,407,655. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the equity, currencies and interest rates sectors and were partially offset by losses in the commodity sector.

The most notable losses were incurred during February and March from long positions in European, U.S., and Asian equity index futures as equity prices fell at historic rates due to investor panic amid the COVID-19 coronavirus. Additional losses were experienced within the currency markets during March from short positions in the British pound and long positions in the Mexican peso versus the U.S. dollar as the value of the dollar fluctuated. The Partnership’s overall trading losses for the quarter were partially offset by trading gains experienced during January, February, and March from long positions in U.S. fixed income futures as U.S. bond prices rallied on safe-haven demand. Additional gains were recorded from positions in Canadian fixed income. Within the metals sector, gains were experienced during January and March from short positions in copper futures as prices declined on concerns that the worsening coronavirus outbreak would pare Chinese demand for raw materials. Smaller gains within this sector were recorded from positions in aluminum and gold futures. Within the energy sector, gains were experienced primarily during March from short positions in crude oil and refined oil products as plummeting global demand caused prices to crater. Within the agricultural markets, gains were experienced during January from short positions in soybean futures as prices fell.

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

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three months ended March 31, 2020 decreased by $173,230 as compared to the corresponding period in 2019. The decrease in interest income was primarily due to lower interest rates during the three months ended March 31, 2020 as compared to the corresponding period in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three months ended March 31, 2020 increased by $4,170 as compared to the corresponding period in 2019. The increase was primarily due to an increase in average net assets of Class A during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Administrative and General Partner’s fees are paid to the Administrative and General Partner for administering the business and affairs of the Partnership. Administrative and General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative and General Partner’s fees for the three months ended March 31, 2020 increased by $3,470 as compared to the corresponding period in 2019. The increase was primarily due to an increase in average net assets during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2020 decreased by $24,756 as compared to the corresponding period in 2019. The decrease was primarily due to a decrease in the management fee rate during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Incentive fees are based on the new trading profits generated by the Trading Advisor at the end of the year as defined in the management agreement among the Partnership, the General Partner and Trading Advisor. Trading performance for the three months ended March 31, 2020 and 2019 did not result in the accrual incentive fees. To the extent that the Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until the Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

For additional disclosures about operational and financial risk related to the COVID-19 outbreak, refer to Part II, Item 5. “Other Information.” in this Form 10-Q.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended March 31, 2020 and for the twelve months ended December 31, 2019. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

As of March 31, 2020, the Partnership’s total capitalization was $66,597,079.

	March 31, 2020
			Three Months Ended March 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$2,424,286	3.64%	$5,091,524	$1,963,577	$3,777,821
Equity	2,216,640	3.32	7,450,314	1,787,744	4,905,049
Currencies	3,356,630	5.04	8,265,568	1,988,196	5,838,754
Interest Rates	1,428,659	2.15	3,849,263	909,929	2,317,672

Total	$9,426,215	14.15%

*Average of daily Values at Risk.

As of December 31, 2019, the Partnership’s total capitalization was $84,106,832.

	December 31, 2019
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (“Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015, 2014 and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Corporation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 under the Exchange Act in connection with offerings in which MS&Co. acted as senior or sole underwriter.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million CDS referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to the spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross-appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court in In re GSE Bonds Antitrust Litigation denied MS&Co.’s motion to dismiss. The case is set for trial in May 2020.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2020, there were subscriptions of 1,155.802 Class A Units totaling $25,000. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.

Proceeds of net offering are used for the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	33,706.550	$ 21.63	N/A	N/A
February 1, 2020 - February 29, 2020	26,092.129	$ 19.11	N/A	N/A
March 1, 2020 - March 31, 2020	72,908.792	$ 18.22	N/A	N/A
	132,707.471	$ 19.26

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to March 31, 2020 could impact the operations and financial performance of the Partnership investments. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

Item 6.Exhibits.

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

Date: May 11, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 11, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.