Form 10-Q
period 2020-06-30
MANAGED FUTURES PREMIER GRAHAM L.P.
filed 2020-08-11
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes      No X

As of July 31, 2020, 3,283,989.163 Limited Partnership Class A Units were outstanding and 0.000 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Managed Futures Premier Graham L.P.

Statements of Financial Condition

	June 30, 2020 (Unaudited)	December 31, 2019
Assets:
Equity in trading account:
Unrestricted cash	$52,076,964	$63,462,648
Restricted cash	13,423,361	23,130,597
Net unrealized appreciation on open futures contracts	1,314,143	-

Total equity in trading account	66,814,468	86,593,245

Expense reimbursement	14,735	18,225
Interest receivable	4,347	70,012

Total assets	$66,833,550	$86,681,482

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$587,709
Net unrealized depreciation on open forward contracts	515,916	1,261,911
Accrued expenses:
Administrative and General Partner’s fees	112,221	148,476
Management fees	75,749	100,221
Redemptions payable to Limited Partners	1,675,522	476,333

Total liabilities	2,379,408	2,574,650

Partners’ Capital:
General Partner, Class Z, 101,536.878 Units outstanding at June 30, 2020 and December 31, 2019	804,726	938,707
Limited Partners, Class A, 3,377,269.777 and 3,744,360.651 Units outstanding at June 30, 2020 and December 31, 2019, respectively	63,649,416	83,168,125

Total partners’ capital (net asset value)	64,454,142	84,106,832

Total liabilities and partners’ capital	$66,833,550	$86,681,482

Net asset value per Unit:
Class A	$18.85	$22.21

Class Z	$7.93	$9.24

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

June 30, 2020

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	157	$370,289	0.58%
Equity	399	267,013	0.41
Interest Rates	2,832	728,479	1.13

Total futures contracts purchased		1,365,781	2.12

Futures Contracts Sold
Commodity	605	(42,723)	(0.06)
Equity	29	20,851	0.03
Currencies	25	(18,780)	(0.03)
Interest Rates	352	(10,986)	(0.02)

Total futures contracts sold		(51,638)	(0.08)

Net unrealized appreciation on open futures contracts		$1,314,143	2.04%

Unrealized Appreciation on Open Forward Contracts
Commodity	68	$339,531	0.53%
Currencies	$79,020,936	558,367	0.86

Total unrealized appreciation on open forward contracts		897,898	1.39

Unrealized Depreciation on Open Forward Contracts
Commodity	102	(732,625)	(1.14)
Currencies	$89,047,685	(681,189)	(1.05)

Total unrealized depreciation on open forward contracts		(1,413,814)	(2.19)

Net unrealized depreciation on open forward contracts		$(515,916)	(0.80	) %

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Condensed Schedule of Investments

December 31, 2019

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	667	$1,060,773	1.26%
Equity	1,328	228,739	0.27
Currencies	4	4,495	0.01
Interest Rates	1,811	(1,727,080)	(2.05)

Total futures contracts purchased		(433,073)	(0.51)

Futures Contracts Sold
Commodity	596	(570,515)	(0.68)
Equity	231	(181,960)	(0.22)
Currencies	56	(9,587)	(0.01)
Interest Rates	1,051	607,426	0.72

Total futures contracts sold		(154,636)	(0.19)

Net unrealized depreciation on open futures contracts		$(587,709)	(0.70	) %
Unrealized Appreciation on Open Forward Contracts
Commodity	181	$221,915	0.26%
Currencies	$54,910,028	544,092	0.65

Total unrealized appreciation on open forward contracts		766,007	0.91

Unrealized Depreciation on Open Forward Contracts
Commodity	193	(703,280)	(0.84)
Currencies	$135,994,690	(1,324,638)	(1.57)

Total unrealized depreciation on open forward contracts		(2,027,918)	(2.41)

Net unrealized depreciation on open forward contracts		$(1,261,911)	(1.50	) %

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$14,705	$332,267	$185,506	$676,298

Expenses:
Clearing fees	36,516	53,574	80,931	97,994
Administrative and General Partner’s fees	335,324	409,126	729,605	799,937
Ongoing placement agent fees	331,330	404,377	721,169	790,046
Management fees	226,344	276,160	492,485	567,057
Professional fees	-	17,500	-	17,500

Total expenses	929,514	1,160,737	2,024,190	2,272,534
Expenses reimbursed by the General Partner	(36,516)	(71,074)	(80,931)	(115,494)

Net expenses	892,998	1,089,663	1,943,259	2,157,040

Net investment loss	(878,293)	(757,396)	(1,757,753)	(1,480,742)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	6,152,526	7,179,373	(13,554,679)	5,801,404
Net change in unrealized gains (losses) on open contracts	(2,955,215)	(1,891,678)	2,652,788	4,893,946

Total trading results	3,197,311	5,287,695	(10,901,891)	10,695,350

Net income (loss)	$2,319,018	$4,530,299	$ (12,659,644)	$9,214,608

Net income (loss) per Unit*:
Class A	$0.63	$1.10	$(3.36)	$2.23

Class Z	$0.31	$0.50	$(1.31)	$1.00

Weighted average Units outstanding:
Class A	3,531,946.254	4,029,281.089	3,622,954.515	4,139,898.572

Class Z	101,536.878	115,469.030	101,536.878	127,056.515

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Graham L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$80,235,186	4,346,874.449	$1,044,502	138,644.001	$81,279,688	4,485,518.450
Subscriptions - Limited Partners	55,624	2,751.122	-	-	55,624	2,751.122
Redemptions - General Partner	-	-	(320,000)	(37,107.123)	(320,000)	(37,107.123)
Redemptions - Limited Partners	(7,923,957)	(413,115.689)	-	-	(7,923,957)	(413,115.689)
Net income (loss)	9,073,373	-	141,235	-	9,214,608	-

Partners’ Capital, June 30, 2019	$81,440,226	3,936,509.882	$865,737	101,536.878	$82,305,963	4,038,046.760

Partners’ Capital, March 31, 2019	$79,881,547	4,077,863.318	$1,113,955	138,644.001	$80,995,502	4,216,507.319
Subscriptions - Limited Partners	40,000	1,904.762	-	-	40,000	1,904.762
Redemptions - General Partner	-	-	(320,000)	(37,107.123)	(320,000)	(37,107.123)
Redemptions - Limited Partners	(2,939,838)	(143,258.198)	-	-	(2,939,838)	(143,258.198)
Net income (loss)	4,458,517	-	71,782	-	4,530,299	-

Partners’ Capital, June 30, 2019	$81,440,226	3,936,509.882	$865,737	101,536.878	$82,305,963	4,038,046.760

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2019	$83,168,125	3,744,360.651	$938,707	101,536.878	$84,106,832	3,845,897.529
Subscriptions - Limited Partners	25,000	1,155.802	-	-	25,000	1,155.802
Redemptions - Limited Partners	(7,018,046)	(368,246.676)	-	-	(7,018,046)	(368,246.676)
Net income (loss)	(12,525,663)	-	(133,981)	-	(12,659,644)	-

Partners’ Capital, June 30, 2020	$63,649,416	3,377,269.777	$804,726	101,536.878	$64,454,142	3,478,806.655

Partners’ Capital, March 31, 2020	$65,822,969	3,612,808.982	$774,110	101,536.878	$66,597,079	3,714,345.860
Redemptions - Limited Partners	(4,461,955)	(235,539.205)	-	-	(4,461,955)	(235,539.205)
Net income (loss)	2,288,402	-	30,616	-	2,319,018	-

Partners’ Capital, June 30, 2020	$63,649,416	3,377,269.777	$804,726	101,536.878	$64,454,142	3,478,806.655

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2020.

During the reporting periods ended June 30, 2020 and 2019, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley.

As of June 30, 2020, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in three share classes (each, a “Class” or collectively, the “Classes”). The Class of Units that a limited partner receives generally depends on the aggregate subscription amount made by such limited partner in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

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

The General Partner pays or reimburses the Partnership for all fees and costs charged or incurred by the commodity brokers for trades executed on behalf of the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2020 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2020 and 2019. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2020 and 2019, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At June 30, 2020 and December 31, 2019, the amount of cash held for margin requirements was $13,423,361 and $23,130,597, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $180,336 (cost of $180,763) and $(555,456) (proceeds of $550,088) as of June 30, 2020 and December 31, 2019, respectively.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	Class A	Class A	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$0.88	$1.29	$(2.88)	$2.59
Net investment loss	(0.25)	(0.19)	(0.48)	(0.36)

Increase (decrease) for the period	0.63	1.10	(3.36)	2.23
Net asset value per Unit, beginning of period	18.22	19.59	22.21	18.46

Net asset value per Unit, end of period	$18.85	$20.69	$18.85	$20.69

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	Class A	Class A	Class A	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.4)%	(3.7)%	(5.0)%	(3.7)%

Operating expenses	5.7%	5.7%	5.7%	5.7%
Expenses reimbursed by the General Partner	(0.2)%	(0.3)%	(0.2)%	(0.3)%
Incentive fees	-%	-%	-%	-%

Total expenses	5.5%	5.4%	5.5%	5.4%

Total return:
Total return before incentive fees	3.5%	5.6%	(15.1)%	12.1%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	3.5%	5.6%	(15.1)%	12.1%

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

The General Partner estimates that, at any given time, approximately 24.0% to 44.1% of the Partnership’s contracts are traded over-the-counter.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2020 and 2019 were 4,390 and 6,889, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2020 and 2019 were 4,294 and 6,157, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2020 and 2019 were 454 and 676, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2020 and 2019 were 540 and 667, respectively. The monthly average notional values of currency forward contracts traded during the three months ended June 30, 2020 and 2019 were $299,367,908 and $406,607,975, respectively. The monthly average notional values of currency forward contracts traded during the six months ended June 30, 2020 and 2019 were $309,443,448 and $372,347,148, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of June 30, 2020 and December 31, 2019, respectively.

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
June 30, 2020	Recognized	Condition	Condition	Instruments	Received/ Pledged*	Net Amount
Assets
Futures	$2,154,924	$(840,781)	$1,314,143	$-	$-	$1,314,143
Forwards	897,898	(897,898)	-	-	-	-

Total assets	$3,052,822	$(1,738,679)	$1,314,143	$-	$-	$1,314,143

Liabilities
Futures	$(840,781)	$840,781	$-	$-	$-	$-
Forwards	(1,413,814)	897,898	(515,916)	-	515,916	-

Total liabilities	$(2,254,595)	$1,738,679	$(515,916)	$-	$515,916	$-

Net fair value						$1,314,143*

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
June 30, 2020	Recognized	Condition	Condition	Instruments	Received/ Pledged*	Net Amount
Assets
Futures	$2,519,269	$(2,519,269)	$-	$-	$-	$-
Forwards	766,007	(766,007)	-	-	-	-

Total assets	$3,285,276	$(3,285,276)	$-	$-	$-	$-

Liabilities
Futures	$(3,106,978)	$2,519,269	$(587,709)	$-	$587,709	$-
Forwards	(2,027,918)	766,007	(1,261,911)	-	1,261,911	-

Total liabilities	$(5,134,896)	$3,285,276	$(1,849,620)	$-	$1,849,620	$-

Net fair value						$-	*

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2020 and December 31, 2019, respectively.

	June 30, 2020
Assets
Futures Contracts
Commodity	$567,837
Equity	763,616
Currencies	2,134
Interest Rates	821,337

Total unrealized appreciation on open futures contracts	2,154,924

Liabilities
Futures Contracts
Commodity	(240,271)
Equity	(475,752)
Currencies	(20,914)
Interest Rates	(103,844)

Total unrealized depreciation on open futures contracts	(840,781)

Net unrealized appreciation on open futures contracts	$1,314,143	*

Assets
Forward Contracts
Commodity	$339,531
Currencies	558,367

Total unrealized appreciation on open forward contracts	897,898

Liabilities
Forward Contracts
Commodity	(732,625)
Currencies	(681,189)

Total unrealized depreciation on open forward contracts	(1,413,814)

Net unrealized depreciation on open forward contracts	$(515,916)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2020		2019		2020		2019
Commodity	$45,188		$(4,029,165)		$3,193,930		$(6,816,621)
Equity	5,163,066		2,195,232		(23,793,019)		5,815,042
Currencies	(2,798,247)		(1,620,770)		(4,258,050)		(1,178,821)
Interest Rates	787,304		8,742,398		13,955,248		12,875,750

Total	$3,197,311	***	$5,287,695	***	$(10,901,891)	***	$10,695,350	***

*** This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2020 and December 31, 2019 and for the periods ended June 30, 2020 and 2019, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Managed Futures Premier Graham L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,154,924	$2,154,924	$-	$-
Forwards	897,898	-	897,898	-

Total assets	$3,052,822	$2,154,924	$897,898	$-

Liabilities
Futures	$840,781	$840,781	$-	$-
Forwards	1,413,814	-	1,413,814	-

Total liabilities	$2,254,595	$840,781	$1,413,814	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,519,269	$2,519,269	$-	$-
Forwards	766,007	-	766,007	-

Total assets	$3,285,276	$2,519,269	$766,007	$-

Liabilities
Futures	$3,106,978	$3,106,978	$-	$-
Forwards	2,027,918	-	2,027,918	-

Total liabilities	$5,134,896	$3,106,978	$2,027,918	$-

7.	Subsequent Events:

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

Effective July 1, 2020, the ongoing placement agent fee paid by the Partnership to Morgan Stanley Wealth Management was reduced for Class A unit holders from an annual rate of 2.00% to an annual rate of 1.00% of the adjusted net assets of Class A units (computed monthly by multiplying the adjusted net assets of the Class A units by 1.00% and dividing the result thereof by 12).

Additionally, the administrative and general partner fee paid by the Partnership to Ceres was reduced for all limited partners from an annual rate of 2.00% to an annual rate of 1.75% of the Partnership’s adjusted net assets (as defined in the Partnership’s Limited Partnership Agreement).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, (ii) interest receivable and (iii) expense reimbursement. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2020.

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

For the six months ended June 30, 2020, the Partnership’s capital decreased 23.4% from $84,106,832 to $64,454,142. This decrease was attributable to redemptions of 368,246.676 Class A limited partner Units totaling $7,018,046 and a net loss of $12,659,644, which was partially offset by subscriptions of 1,155.802 Class A limited partner Units totaling $25,000. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2020 and 2019, and a general discussion of its trading activities during such periods. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s second quarter of 2020, the net asset value per Unit for Class A increased 3.5% from $18.22 to $18.85 as compared to an increase of 5.6% during the second quarter of 2019. During the Partnership’s second quarter of 2020, the net asset value per Unit for Class Z increased 4.1% from $7.62 to $7.93 as compared to an increase of 6.2% during the second quarter of 2019. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2020 of $3,197,311. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity and interest rates sectors and were partially offset by losses in the currencies sector. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2019 of $5,287,695. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the equity and interest rates sectors and were partially offset by losses in the commodity and currencies sectors.

During the second quarter, the most notable gains were recorded within the global stock index sector throughout the quarter from long positions in U.S., European, and Asian equity index futures as stock prices rallied amid signs of easing global quarantine conditions. Within the global interest rate sector, gains were experienced primarily during April from long positions in U.S. and European fixed income futures as bond prices moved higher as central banks committed to unprecedented easing measures to boost economies. Within the metals sector, gains were experienced during April from long positions in gold and silver futures as prices for precious metals advanced as investors sought safe-haven investments. Within the agricultural complex, gains were experienced during April and May from short positions in soybean and soymeal futures as prices declined amid favorable weather in the U.S. Midwest. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the currency sector primarily during April and June from short positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency rallied. Smaller losses were incurred in the energy sector during May and June from short positions in crude oil and its refined products as prices surged, rebounding from April’s lows, on expectations that fuel demand will begin to pick up.

During the Partnership’s six months ended June 30, 2020, the net asset value per Unit for Class A decreased 15.1% from $22.21 to $18.85 as compared to an increase of 12.1% during the six months ended June 30, 2019. During the Partnership’s six months ended June 30, 2020, the net asset value per Unit for Class Z decreased 14.2% from $9.24 to $7.93 as compared to an increase of 13.3% during the six months ended June 30, 2019. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2020 of $10,901,891. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the equity and currencies sectors and were partially offset by gains in the commodity and interest rates sectors. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2019 of $10,695,350. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the equity and interest rates sectors and were partially offset by losses in the commodity and currencies sectors.

During the first six months of the year, the most notable losses were incurred during February and March from long positions in European, U.S., and Asian equity index futures as equity prices fell at historic rates due to investor panic amid the COVID-19 coronavirus. Within the currency sector, losses were incurred primarily during March and April from short positions in the British pound and long positions in the Mexican peso versus the U.S. dollar as the value of the dollar fluctuated. Smaller currency losses were recorded from positions in several emerging market currencies, as well as in the Canadian dollar. A portion of the Partnership’s losses for the first six months of the year was offset by trading gains within the global interest rate sector primarily during January, February, March, and April from long positions in U.S. fixed income futures as U.S. bond prices rallied on safe-haven demand. Additional gains were recorded from positions in Canadian fixed income. Within the metals sector, gains were experienced during January and March from short positions in copper futures as prices declined on concerns that the coronavirus outbreak would pare Chinese demand for raw materials. Smaller gains within this sector were recorded from positions in aluminum, silver, and gold futures. Within the energy sector, gains were experienced primarily during March from short positions in crude oil and refined oil products as plummeting global demand caused prices to crater. Within the agricultural markets, gains were experienced during January from short positions in soybean futures as prices fell. Additional gains were experienced during April and May from short positions in soybean and soymeal futures as prices declined amid favorable weather in the U.S. Midwest.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risk involved in commodity trading, but also the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Trading Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Trading Advisor is able to identify them, the Partnership expects to increase capital through operations.

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and six months ended June 30, 2020 decreased by $317,562 and $490,792, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was primarily due to lower interest rates during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2020 decreased by $17,058 and $17,063, respectively, as compared to the corresponding periods in 2019. The decrease in these clearing fees was primarily due to a decrease in the number of trades made by the Partnership during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and six months ended June 30, 2020 decreased by $73,047 and $68,877, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets of Class A during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Administrative and General Partner’s fees are paid to the Administrative and General Partner for administering the business and affairs of the Partnership. Administrative and General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative and General Partner’s fees for the three and six months ended June 30, 2020 decreased by $73,802 and $70,332, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2020 decreased by $49,816 and $74,572, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Incentive fees are based on the new trading profits generated by the Trading Advisor at the end of the year as defined in the management agreement among the Partnership, the General Partner and Trading Advisor. There were no incentive fees accrued for the three and six months ended June 30, 2020 and 2019. To the extent that the Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until the Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended June 30, 2020 and for the twelve months ended December 31, 2019. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

As of June 30, 2020, the Partnership’s total capitalization was $64,454,142.

		June 30, 2020
			Three Months Ended June 30, 2020
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$2,593,927	4.02%	$3,585,052	$2,264,359	$2,814,656
Equity	3,759,228	5.84	4,332,571	2,219,298	3,489,473
Currencies	3,371,191	5.23	8,589,160	2,759,950	5,570,160
Interest Rates	3,309,225	5.13	3,757,095	1,626,763	3,116,983

Total	$13,033,571	20.22%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (“Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to the spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”) modified the Supreme Court of NY’s order to deny MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2020, there were no additional subscriptions of Class A Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.

Proceeds of net offering are used for the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Units	Dollar Value) of
		Class A	Purchased as Part	Units that May
	Class A	(b) Average	of Publicly	Yet Be Purchased
	(a) Total Number	Price Paid per	Announced	Under the
Period	of Units Purchased*	Unit**	Plans or Programs	Plans or Programs
April 1, 2020 - April 30, 2020	95,936.077	$18.90	N/A	N/A
May 1, 2020 - May 31, 2020	50,716.030	$19.19	N/A	N/A
June 1, 2020 - June 30, 2020	88,887.098	$18.85	N/A	N/A
	235,539.205	$18.94

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to June 30, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: August 11, 2020

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer and Director (Principal Accounting Officer)

Date: August 11, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.