Form 10-Q
period 2020-09-30
Ceres Classic L.P.
filed 2020-11-12
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-25603

CERES CLASSIC L.P.
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

Yes    No X

As of October 31, 2020, 3,116,689.445 Limited Partnership Class A Units were outstanding and 0.000 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Statements of Financial Condition

	September 30, 2020 (Unaudited)	December 31, 2019
Assets:
Equity in trading account:
Unrestricted cash	$53,388,091	$63,462,648
Restricted cash	12,457,558	23,130,597

Total equity in trading account	65,845,649	86,593,245

Expense reimbursement	9,517	18,225
Interest receivable	2,857	70,012

Total assets	$65,858,023	$86,681,482

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$557,069	$587,709
Net unrealized depreciation on open forward contracts	954,882	1,261,911
Accrued expenses:
Administrative and General Partner’s fees	99,228	148,476
Management fees	76,547	100,221
Redemptions payable to Limited Partners	803,171	476,333

Total liabilities	2,490,897	2,574,650

Partners’ Capital:
General Partner, Class Z, 101,536.878 Units outstanding at September 30, 2020 and December 31, 2019	840,521	938,707
Limited Partners, Class A, 3,184,275.435 and 3,744,360.651 Units outstanding at September 30, 2020 and December 31, 2019, respectively	62,526,605	83,168,125

Total partners’ capital (net asset value)	63,367,126	84,106,832

Total liabilities and partners’ capital	$65,858,023	$86,681,482

Net asset value per Unit:
Class A	$19.64	$22.21

Class Z	$8.28	$9.24

See accompanying notes to financial statements.

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Condensed Schedule of Investments

September 30, 2020

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	78	$(403,379)	(0.64)%
Equity	394	245,675	0.39
Currencies	16	2,554	0.00 *
Interest Rates	1,581	297,848	0.47

Total futures contracts purchased		142,698	0.22

Futures Contracts Sold
Commodity	602	(804,580)	(1.27)
Equity	146	120,133	0.19
Currencies	9	(66)	(0.00) *
Interest Rates	182	(15,254)	(0.02)

Total futures contracts sold		(699,767)	(1.10)

Net unrealized depreciation on open futures contracts		$(557,069)	(0.88)%

Unrealized Appreciation on Open Forward Contracts
Commodity	94	$312,346	0.49%
Currencies	$27,687,639	168,082	0.27

Total unrealized appreciation on open forward contracts		480,428	0.76

Unrealized Depreciation on Open Forward Contracts
Commodity	106	(190,920)	(0.30)
Currencies	$141,415,909	(1,244,390)	(1.97)

Total unrealized depreciation on open forward contracts		(1,435,310)	(2.27)

Net unrealized depreciation on open forward contracts		$(954,882)	(1.51)%

*	Due to rounding.

See accompanying notes to financial statements.

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

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

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$11,149	$317,882	$196,655	$994,180

Expenses:
Clearing fees	26,594	48,847	107,525	146,841
Administrative and General Partner’s fees	291,789	437,357	1,021,394	1,237,294
Ongoing placement agent fees	164,601	432,700	885,770	1,222,746
Management fees	225,094	295,216	717,579	862,273
Professional fees	-	-	-	17,500

Total expenses	708,078	1,214,120	2,732,268	3,486,654
Expenses reimbursed by the General Partner	(26,594)	(48,847)	(107,525)	(164,341)

Net expenses	681,484	1,165,273	2,624,743	3,322,313

Net investment loss	(670,335)	(847,391)	(2,428,088)	(2,328,133)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	5,816,378	14,392,615	(7,738,301)	20,194,019
Net change in unrealized gains (losses) on open contracts	(2,309,812)	(4,236,061)	342,976	657,885

Total trading results	3,506,566	10,156,554	(7,395,325)	20,851,904

Net income (loss)	$2,836,231	$9,309,163	$(9,823,413)	$18,523,771

Net income (loss) per Unit*:
Class A	$0.79	$2.35	$(2.57)	$4.58

Class Z	$0.35	$1.01	$(0.96)	$2.01

Weighted average Units outstanding:
Class A	3,295,476.344	3,895,741.096	3,513,795.125	4,058,512.746

Class Z	101,536.878	101,536.878	101,536.878	118,549.970

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$80,235,186	4,346,874.449	$1,044,502	138,644.001	$81,279,688	4,485,518.450
Subscriptions - Limited Partners	75,624	3,584.803	-	-	75,624	3,584.803
Redemptions - General Partner	-	-	(320,000)	(37,107.123)	(320,000)	(37,107.123)
Redemptions - Limited Partners	(9,778,006)	(495,623.382)	-	-	(9,778,006)	(495,623.382)
Net income (loss)	18,279,501	-	244,270	-	18,523,771	-

Partners’ Capital, September 30, 2019	$88,812,305	3,854,835.870	$968,772	101,536.878	$89,781,077	3,956,372.748

Partners’ Capital, June 30, 2019	$81,440,226	3,936,509.882	$865,737	101,536.878	$82,305,963	4,038,046.760
Subscriptions - Limited Partners	20,000	833.681	-	-	20,000	833.681
Redemptions - Limited Partners	(1,854,049)	(82,507.693)	-	-	(1,854,049)	(82,507.693)
Net income (loss)	9,206,128	-	103,035	-	9,309,163	-

Partners’ Capital, September 30, 2019	$88,812,305	3,854,835.870	$968,772	101,536.878	$89,781,077	3,956,372.748

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2019	$83,168,125	3,744,360.651	$938,707	101,536.878	$84,106,832	3,845,897.529
Subscriptions - Limited Partners	25,000	1,155.802	-	-	25,000	1,155.802
Redemptions - Limited Partners	(10,941,293)	(561,241.018)	-	-	(10,941,293)	(561,241.018)
Net income (loss)	(9,725,227)	-	(98,186)	-	(9,823,413)	-

Partners’ Capital, September 30, 2020	$62,526,605	3,184,275.435	$840,521	101,536.878	$63,367,126	3,285,812.313

Partners’ Capital, June 30, 2020	$63,649,416	3,377,269.777	$804,726	101,536.878	$64,454,142	3,478,806.655
Redemptions - Limited Partners	(3,923,247)	(192,994.342)	-	-	(3,923,247)	(192,994.342)
Net income (loss)	2,800,436	-	35,795	-	2,836,231	-

Partners’ Capital, September 30, 2020	$62,526,605	3,184,275.435	$840,521	101,536.878	$63,367,126	3,285,812.313

See accompanying notes to financial statements.

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Notes to Financial Statements

(Unaudited)

1.	Organization:

Ceres Classic L.P. (formerly, Managed Futures Premier Graham L.P.) (the “Partnership”) is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2020.

During the reporting periods ended September 30, 2020 and 2019, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley.

As of September 30, 2020, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in three share classes (each, a “Class” or collectively, the “Classes”). The Class of Units that a limited partner receives generally depends on the aggregate subscription amount made by such limited partner in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

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

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

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

Additionally, effective July 1, 2020, the administrative and general partner fee paid by the Partnership to Ceres was reduced for all limited partners from an annual rate of 2.00% to an annual rate of 1.75% of the Partnership’s adjusted net assets (as defined in the Partnership’s Limited Partnership Agreement).

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2020 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2020 and 2019. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2020 and 2019, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

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

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At September 30, 2020 and December 31, 2019, the amount of cash held for margin requirements was $12,457,558 and $23,130,597, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(294,558) (proceeds of $294,497) and $(555,456) (proceeds of $550,088) as of September 30, 2020 and December 31, 2019, respectively.

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

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	Class A	Class A	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$0.99	$2.57	$(1.88)	$5.15
Net investment loss	(0.20)	(0.22)	(0.69)	(0.57)

Increase (decrease) for the period	0.79	2.35	(2.57)	4.58
Net asset value per Unit, beginning of period	18.85	20.69	22.21	18.46

Net asset value per Unit, end of period	$19.64	$23.04	$19.64	$23.04

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	Class A	Class A	Class A	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.1)%	(3.8)%	(4.6)%	(3.8)%

Operating expenses	4.3%	5.5%	5.2%	5.7%
Expenses reimbursed by the General Partner	(0.2)%	(0.2)%	(0.2)%	(0.3)%
Incentive fees	-%	-%	-%	-%

Total expenses	4.1%	5.3%	5.0%	5.4%

Total return:
Total return before incentive fees	4.2%	11.4%	(11.6)%	24.8%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	4.2%	11.4%	(11.6)%	24.8%

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

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

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

The General Partner estimates that, at any given time, approximately 21.1% to 37.4% of the Partnership’s contracts are traded over-the-counter.

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

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2020 and 2019 were 3,694 and 6,614, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2020 and 2019 were 4,094 and 6,309, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2020 and 2019 were 297 and 610, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2020 and 2019 were 459 and 648, respectively. The monthly average notional values of currency forward contracts traded during the three months ended September 30, 2020 and 2019 were $317,131,981 and $382,155,182, respectively. The monthly average notional values of currency forward contracts traded during the nine months ended September 30, 2020 and 2019 were $312,006,292 and $375,616,493, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of September 30, 2020 and December 31, 2019, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2020				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$1,177,754	$(1,177,754)	$-	$-	$-	$-
Forwards	480,428	(480,428)	-	-	-	-

Total assets	$1,658,182	$(1,658,182)	$-	$-	$-	$-

Liabilities
Futures	$(1,734,823)	$1,177,754	$(557,069)	$-	$557,069	$-
Forwards	(1,435,310)	480,428	(954,882)	-	954,882	-

Total liabilities	$(3,170,133)	$1,658,182	$(1,511,951)	$-	$1,511,951	$-

Net fair value						$-	*

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Notes to Financial Statements

(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2019				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,519,269	$(2,519,269)	$-	$-	$-	$-
Forwards	766,007	(766,007)	-	-	-	-

Total assets	$3,285,276	$(3,285,276)	$-	$-	$-	$-

Liabilities
Futures	$(3,106,978)	$2,519,269	$(587,709)	$-	$587,709	$-
Forwards	(2,027,918)	766,007	(1,261,911)	-	1,261,911	-

Total liabilities	$(5,134,896)	$3,285,276	$(1,849,620)	$-	$1,849,620	$-

Net fair value						$-	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non- exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2020 and December 31, 2019, respectively.

	September 30, 2020
Assets
Futures Contracts
Commodity	$166,479
Equity	644,199
Currencies	10,256
Interest Rates	356,820

Total unrealized appreciation on open futures contracts	1,177,754

Liabilities
Futures Contracts
Commodity	(1,374,438)
Equity	(278,391)
Currencies	(7,768)
Interest Rates	(74,226)

Total unrealized depreciation on open futures contracts	(1,734,823)

Net unrealized depreciation on open futures contracts	$(557,069)	*

Assets
Forward Contracts
Commodity	$312,346
Currencies	168,082

Total unrealized appreciation on open forward contracts	480,428

Liabilities
Forward Contracts
Commodity	(190,920)
Currencies	(1,244,390)

Total unrealized depreciation on open forward contracts	(1,435,310)

Net unrealized depreciation on open forward contracts	$(954,882)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

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

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2020		2019		2020		2019
Commodity	$1,409,964		$(1,404,000)		$4,603,894		$(8,220,621)
Equity	2,361,397		3,264,907		(21,431,622)		9,079,949
Currencies	(243,656)		4,237,371		(4,501,706)		3,058,550
Interest Rates	(21,139)		4,058,276		13,934,109		16,934,026

Total	$3,506,566	***	$10,156,554	***	$(7,395,325)	***	$20,851,904	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2020 and December 31, 2019 and for the periods ended September 30, 2020 and 2019, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Notes to Financial Statements

(Unaudited)

September 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,177,754	$1,177,754	$-	$-
Forwards	480,428	-	480,428	-

Total assets	$1,658,182	$1,177,754	$480,428	$-

Liabilities
Futures	$1,734,823	$1,734,823	$-	$-
Forwards	1,435,310	-	1,435,310	-

Total liabilities	$3,170,133	$1,734,823	$1,435,310	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,519,269	$2,519,269	$-	$-
Forwards	766,007	-	766,007	-

Total assets	$3,285,276	$2,519,269	$766,007	$-

Liabilities
Futures	$3,106,978	$3,106,978	$-	$-
Forwards	2,027,918	-	2,027,918	-

Total liabilities	$5,134,896	$3,106,978	$2,027,918	$-

7.	Subsequent Events:

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

Effective October 2, 2020, the Partnership changed its name from Managed Futures Premier Graham L.P. to Ceres Classic

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, (ii) interest receivable and (iii) expense reimbursement. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2020.

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

For the nine months ended September 30, 2020, the Partnership’s capital decreased 24.7% from $84,106,832 to $63,367,126. This decrease was attributable to redemptions of 561,241.018 Class A limited partner Units totaling $10,941,293 and a net loss of $9,823,413, which was partially offset by subscriptions of 1,155.802 Class A limited partner Units totaling $25,000. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2020 and 2019, and a general discussion of its trading activities during such periods. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s third quarter of 2020, the net asset value per Unit for Class A increased 4.2% from $18.85 to $19.64 as compared to an increase of 11.4% during the third quarter of 2019. During the Partnership’s third quarter of 2020, the net asset value per Unit for Class Z increased 4.4% from $7.93 to $8.28 as compared to an increase of 11.8% during the third quarter of 2019. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2020 of $3,506,566. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the commodity and equity sectors and were partially offset by losses in the currencies and interest rates sector. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2019 of $10,156,554. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the equity, currencies and interest rates sectors and were partially offset by losses in the commodity sector.

During the third quarter, trading gains from positions in global stock indices, metals, and energies more than offset trading losses in the agricultural and currency sectors. Net trading results in the global interest rate sector were relatively flat for the third quarter. The most notable gains were recorded within the global stock index sector during July and August from long positions in U.S. and Asian equity index futures as prices advanced amid optimism the coronavirus pandemic may come under control. Within the metals sector, gains were experienced primarily during July and August from long positions in silver and gold futures as prices neared record highs. Within the energy sector, gains were experienced primarily during September from short positions in Brent crude oil, gas oil, and heating oil as energy prices fell. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the agricultural sector throughout the quarter from short positions in wheat, soybean, and corn futures as prices rallied amid increased demand from China. Additional losses in the agricultural sector were incurred from short positions in coffee futures as prices rallied on an outlook for increased consumer demand. Smaller losses were incurred within the currency sector during September from long positions in the British pound as the value of the European currency fell amid a resurgence of coronavirus infections in the Eurozone.

During the Partnership’s nine months ended September 30, 2020, the net asset value per Unit for Class A decreased 11.6% from $22.21 to $19.64 as compared to an increase of 24.8% during the nine months ended September 30, 2019. During the Partnership’s nine months ended September 30, 2020, the net asset value per Unit for Class Z decreased 10.4% from $9.24 to $8.28 as compared to an increase of 26.7% during the nine months ended September 30, 2019. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2020 of $7,395,325. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the equity and currencies sectors and were partially offset by gains in the commodity and interest rates sectors. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2019 of $20,851,904. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the equity, currencies and interest rates sectors and were partially offset by losses in the commodity sector.

During the first nine months, the most notable losses were incurred during February and March from long positions in European, Asian, and U.S. equity index futures as equity prices fell at historic rates due to investor panic amid the COVID-19 coronavirus. Within the currency sector, losses were incurred primarily during March and April from short positions in the British pound versus the U.S. dollar as the value of the dollar fluctuated. Further losses were incurred in September from long positions in the British pound as the value of the European currency fell amid a resurgence of coronavirus infections in the Eurozone. Additional currency losses were recorded from positions in several emerging market currencies, as well as in the Canadian dollar. Within the agricultural sector, losses were incurred primarily during June, July, August, and September from short positions in coffee futures as prices rallied on an outlook for increased consumer demand. Additional losses in the agricultural sector were incurred from short positions in wheat futures as prices rallied amid increased demand from China. A portion of the Partnership’s losses for the first nine months of the year was offset by trading gains within the global interest rate sector primarily during January, February, and March from long positions in U.S. fixed income futures as U.S. bond prices rallied on safe-haven demand. Additional gains were recorded from positions in Canadian fixed income futures. Within the metals sector, gains were experienced primarily during July from long positions in silver and gold futures as prices neared record highs. Additional gains were experienced during January and March from short positions in copper futures as prices declined on concerns that the coronavirus outbreak would pare Chinese demand for raw materials. Smaller gains within this sector were recorded from positions in zinc and aluminum futures. Within the energy sector, gains were experienced primarily during March from short positions in crude oil and refined oil products as plummeting global demand caused prices to crater.

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

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and nine months ended September 30, 2020 decreased by $306,733 and $797,525, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was primarily due to lower interest rates during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2020 decreased by $22,253 and $39,316, respectively, as compared to the corresponding periods in 2019. The decrease in these clearing fees was primarily due to a decrease in the number of trades made by the Partnership during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and nine months ended September 30, 2020 decreased by $268,099 and $336,976, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets of Class A during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019, as well as a reduction in the ongoing placement agent fee rate from 1/12 of 2.00% to 1/12 of 1.00% for Class A Units effective July 1, 2020.

Administrative and General Partner’s fees are paid to the Administrative and General Partner for administering the business and affairs of the Partnership. Administrative and General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative and General Partner’s fees for the three and nine months ended September 30, 2020 decreased by $145,568 and $215,900, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019, as well as a reduction in the Administrative and General Partner fee rate from 1/12 of 2.00% to 1/12 of 1.75% effective July 1, 2020.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2020 decreased by $70,122 and $144,694, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019.

Incentive fees are based on the new trading profits generated by the Trading Advisor at the end of the year as defined in the management agreement among the Partnership, the General Partner and Trading Advisor. There were no incentive fees accrued for the three and nine months ended September 30, 2020 and 2019. To the extent that the Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until the Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended September 30, 2020 and for the twelve months ended December 31, 2019. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

As of September 30, 2020, the Partnership’s total capitalization was $63,367,126.

September 30, 2020

Market Sector	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2020
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$2,665,486	4.21%	$3,219,050	$2,267,686	$2,748,531
Equity	4,614,405	7.28	5,381,839	3,090,166	4,240,720
Currencies	3,398,948	5.36	4,968,697	2,544,434	3,817,667
Interest Rates	1,657,321	2.62	3,696,687	1,522,057	2,574,815

Total	$12,336,160	19.47%

*Average of daily Values at Risk.

As of December 31, 2019, the Partnership’s total capitalization was $84,106,832.

December 31, 2019

Market Sector	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2019
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$5,091,524	6.05%	$5,091,524	$1,343,273	$3,549,551
Equity	6,345,996	7.54	8,371,697	363,308	5,502,811
Currencies	7,364,075	8.76	11,607,603	5,559,436	7,991,947
Interest Rates	3,849,263	4.58	4,512,372	651,798	3,381,281

Total	$22,650,858	26.93%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7.5 million.

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

On September 30, 2020, the SEC entered into a settlement order with MS&Co. settling an administrative action which relates to MS&Co.’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring MS&Co.’s equity swaps business. The order found that MS&Co. improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that MS&Co. willfully violated Section 200(g) of Regulation SHO. MS&Co. consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to the spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”) modified the Supreme Court of NY’s order to deny MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals, which the First Department denied on

July 24, 2020. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2020, there were no additional subscriptions of Class A Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.

Proceeds of net offering are used for the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	93,280.614	$20.32	N/A	N/A
August 1, 2020 - August 31, 2020	58,819.072	$20.82	N/A	N/A
September 1, 2020 - September 30, 2020	40,894.656	$19.64	N/A	N/A
	192,994.342	$20.33

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to September 30, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

CERES CLASSIC L.P. (formerly, MANAGED FUTURES PREMIER GRAHAM L.P.)

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: November 12, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 12, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.