Form 10-K
period 2020-12-31
Ceres Classic L.P.
filed 2021-03-25
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                      No X

Limited Partnership Units with aggregate values of $63,649,416 of Class A and $0 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2021, 6,825,225.338 Limited Partnership Units of Class A were outstanding and 8,174.129 Limited Partnership Units of Class Z were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Ceres Classic L.P. (formerly, Managed Futures Premier Graham L.P.) (the “Partnership”) was formed on July 15, 1998 under the Delaware Revised Uniform Limited Partnership Act to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”). The Futures Interests that are traded by the Partnership are volatile and involve a high degree of risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership commenced trading operations on March 1, 1999.

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

As of December 31, 2020, Graham Capital Management, L.P. (“Graham”) is the trading advisor to the Partnership and manages the assets of the Partnership pursuant to its K4D-15V Program, Graham’s proprietary, trend-following trading program; provided that, as of January 1, 2021, Ceres has retained Graham, Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”) as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the Limited Partners. A description of the trading activities and focus of the Trading Advisors is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of January 1, 2021, the Partnership will invest a portion of its assets in CMF Winton Master L.P., organized in New York as a limited partnership (“CMF Winton” or the “Trading Company”). The Partnership and any other feeder fund intending to invest in the Trading Company will constitute the limited partners of the Trading Company. The Trading Company is managed by Ceres Managed Futures LLC. CMF Winton will have a single account with WCM. The Trading Company may and will, among other things, trade, buy, sell, spread, or otherwise acquire, hold or dispose of Futures Interests (as defined below).

For the period January 1, 2020 through December 31, 2020, the approximate average market sector distribution for the Partnership was as follows:

During the years ended December 31, 2020, 2019 and 2018, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acted as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposited a portion of its cash in a non-trading bank account at JPMorgan Chase Bank, N.A. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) will act as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.

Effective October 2, 2020, the Partnership changed its name from Managed Futures Premier Graham L.P. to Ceres Classic L.P.

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with Graham. The Management Agreement provides that Graham has sole discretion in determining the investments of the assets of the Partnership allocated to Graham by the General Partner. Pursuant to the Management Agreement, the Partnership pays Graham a flat-rate monthly fee. Effective as of January 1, 2021, the management fee payable by the Partnership to Graham will be equal to 1/12th of 1.25% (a 1.25% annual rate) of the Partnership’s net assets as of the first day of each month. From February 1, 2019 to December 31, 2020, the management fee payable by the Partnership to Graham is equal to 1/12th of the 1.35% (1.35% annual rate) of the Partnership’s net assets as of the first day of each month. From April 1, 2014 to January 31, 2019, the management fee payable by the Partnership to Graham was equal to 1/12th of 1.75% (1.75% annual rate) of the Partnership’s net assets as of the first day of each month.

Effective as of January 1, 2021, the Partnership pays WCM a flat-rate monthly fee equal to 1/12th of 1.5% (a 1.5% annual rate) of the Partnership’s net assets allocated to WCM as at the beginning of the relevant month, which will be equal to the prior month end net assets, net of all fees and expenses for the previous month, and decreased by any redemptions for such prior month end and increased by any subscriptions for the current month.

Effective as of January 1, 2021, the Partnership pays Campbell a flat rate monthly fee equal to 1/12th of 1.25% (a 1.25% annual rate) of the beginning of the month net asset value allocated to Campbell.

Effective as of January 1, 2021, the Partnership pays EMC a flat rate monthly fee equal to 1/12th of 0.875% (a 0.875% annual rate) of the beginning of the month net asset value allocated to EMC.

In addition, the Partnership pays Graham an annual incentive fee. Effective February 1, 2019, the Partnership pays Graham an incentive fee equal to 18% of trading profits experienced by the Partnership as of the end of such period. Prior to February 1, 2019, the Partnership paid Graham an incentive fee equal to 20% of trading profits experienced by the Partnership as of the end of each calendar month.

Effective as of January 1, 2021, the Partnership pays WCM a quarterly incentive fee equal to 20% of new trading profits (as defined in the applicable management agreement) earned by WCM in each quarterly period. Pursuant to the management agreement with WCM, no incentive fee will be paid to WCM with respect to the Partnership until it has (i) recouped a certain loss carryforward and (ii) earned new trading profits (as defined in the applicable management agreement) from and after January 1, 2021. The loss carryforward applied to the Partnership will be adjusted according to the Partnership’s assets allocated to WCM as of January 1, 2021.

Effective as of January 1, 2021, the Partnership pays Campbell a quarterly incentive fee equal to 20% of trading profits (as defined in the applicable management agreement) earned by Campbell in each quarterly period.

Effective as of January 1, 2021, the Partnership pays EMC a quarterly incentive fee equal to 20% of trading profits (as defined in the applicable management agreement) earned by EMC in each quarterly period.

Trading profits represent the amount by which profits from trading in Futures Interests exceed losses after ongoing placement agent fees, management and administrative and General Partner’s fees, as applicable, are deducted. When Graham experiences losses with respect to net assets as of the end of a calendar year or month, as applicable, Graham must recover such losses before Graham is eligible for an incentive fee in the future. Cumulative trading losses are adjusted on a pro-rated basis for the amount of each month’s net redemptions.

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

The Harbor Selling Agreement continues in effect until September 30, 2021 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, effective as of January 1, 2021, the Partnership will pay Harbor an ongoing placement agent fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement. From July 1, 2020 to December 31, 2020, the Partnership paid Harbor an ongoing placement agent fee equal to 1/12th of 1.00% (a 1.00% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement. Prior to July 1, 2020, the Partnership paid Harbor an ongoing placement agent fee equal to 1/12th of 2.00% (a 2.00% annual rate) of the net asset value per Unit for certain holders for Class A Units in the Partnership, as set forth in the Harbor Selling Agreement.

As of December 31, 2020, Units of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”) in a private placement pursuant to Regulation D under the Securities Act. A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units. The Partnership previously offered Units in Class D, however, no Limited Partners hold Class D Units as of December 31, 2020, and Class D Units are no longer offered.

Each of Class A and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units; however, Class Z Units are not subject to an ongoing placement agent fee.

The Partnership began the year at a net asset value per Class A Unit of $22.21 and decreased 5.1% to $21.07 per Class A Unit and a net asset value per Class Z Unit of $9.24 and decreased 3.7% to $8.90 per Class Z Unit on December 31, 2020. For a more detailed description of the Partnership’s business, see subparagraph (c).

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

(b) [Reserved.]

(c) Narrative Description of Business. For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of Futures Interests. The relevant financial information is presented in “Part II. Item 8. Financial Statements and Supplementary Data.” The Partnership is in the business of speculative trading of Futures Interests pursuant to trading instructions provided by the Trading Advisors. See Item 1(a) above for a complete description of the Partnership’s business. The information requested in Section 101(c)(1)(i) through (v) and Section 101(c)(2)(i) of Regulation S-K is not applicable to the Partnership. Additionally, the Partnership does not have any employees. The directors and officers of the General Partner are listed in “Part III. Item 10. Directors, Executive Officers and Corporate Governance.”

(d) [Reserved.]

(e) Available Information. The Partnership files an Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (“SEC”). The Partnership does not maintain an internet website; however the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Partnership’s SEC filings are available to the public from the EDGAR database on the SEC’s website at http://www.sec.gov. The Partnership’s CIK number is 0001066656. As of the date hereof, the Partnership does not have an internet address.

Item 1A. Risk Factors.

This section includes some of the principal risks that investors will face with an investment in the Partnership.

THE UNITS IN THE PARTNERSHIP ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK. THEY ARE SUITABLE ONLY FOR PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT.

Risks Relating to the Partnership and the Offering of Units

You should not rely on past performance of the General Partner or the Trading Advisors in deciding to purchase Units. The past investment performance of other entities managed by the General Partner and the Trading Advisors is not necessarily indicative of the Partnership’s or a Trading Company’s future results. No assurance can be given that the General Partner will succeed in meeting the investment objectives of the Partnership. You may lose all or substantially all of your investment in the Partnership.

The Partnership and the Trading Company incur substantial charges. The Partnership and the Trading Company must pay substantial charges, and must generate profits and interest income which exceed their respective fixed costs in order to avoid depletion of the Partnership’s assets. The Partnership and the Trading Company are required to pay certain expenses and fees, including monthly management fees to the Trading Advisors, regardless of their performance. In addition, the Partnership pays each Trading Advisor an incentive fee of between 18% to 20% of Trading Profits, or New Trading Profits, as set forth in the applicable advisory agreement, if any, earned by the relevant Trading Advisor. Limited partners in the Partnership will be indirectly responsible for the expenses paid by the Partnership and the Trading Company.

Incentive fees may be paid by the Partnership even if the Partnership sustains trading losses. The Partnership pays each Trading Advisor an incentive fee based upon the Trading Profits or New Trading Profits, as set forth in the applicable advisory agreement, that it generates for the Partnership. To the extent that the Partnership pays one or more Trading Advisors an incentive fee, these trading profits include unrealized appreciation on open positions. Accordingly, it is possible that the Partnership will pay an incentive fee on trading profits that do not become realized. Also, each Trading Advisor will retain all incentive fees paid to it, even if it incurs a subsequent loss after payment of an incentive fee. Certain of the incentive fees may be paid quarterly, such that it is possible that an incentive fee may be paid to a Trading Advisor during a year in which the assets of the Partnership suffer a loss for the year. Because the Trading Advisors receive an incentive fee based on the Trading Profits or New Trading Profits, as applicable, the Trading Advisors may have an incentive to make investments that are riskier than would be the case in the absence of such an incentive fee being paid to the Trading Advisors based on Trading Profits or New Trading Profits, as applicable.

Restricted investment liquidity in the Units. There is no secondary market for the Units, and you generally may not redeem your Units other than as of the last business day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your request for redemption in such manner as determined by the General Partner no later than 3:00 P.M., New York City time, on the third business day before the end of the month, although the General Partner may accept requests for redemption at other times in its sole discretion. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state, or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association or publicly traded partnership taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the limited partnership agreement of the Partnership, as amended (the “Partnership Agreement”) will be ineffective.

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

•

Employees of the Placement Agent receive a signification portion of the ongoing placement agent fee paid by the Partnership (except for consulting clients, from which the Placement Agent, serving in its role as investment adviser, receives the fees and expenses described in such consulting client’s consulting agreement). Therefore, these employees have a conflict of interest in making recommendations regarding the purchase or redemption of Units.

•

MS&Co. can benefit from bid/ask spreads to the extent that the Trading Advisors for the Partnership execute over-the-counter (“OTC”) foreign exchange trades with MS&Co. and bid/ask spreads are charged.

•

The Trading Advisors, the General Partner, Morgan Stanley and its affiliates and subsidiaries may trade Futures Interests for their own accounts, and thereby compete with the Partnership and the Trading Company for positions. There are potential incentives for such persons and, in particular, investment personnel, to favor the proprietary accounts over the client accounts (including the Partnership’s or the Trading Company’s accounts), including, without limitation, with respect to allocation of investments, time and attention. There may be cases where certain proprietary accounts trade ahead of, or opposite, trades for the Partnership (or the Trading Company). Also, the other commodity pools managed by the General Partner and the Trading Advisors may compete with the Partnership and the Trading Company for Futures Interests. These conflicts can result in less favorable prices on the Partnership’s and the Trading Company’s transactions. These pools may also pay lower fees, including lower commodity brokerage fees and/or commissions, than the Partnership pays. The records of trading in such accounts, and any written policies relating to such trading, will not be made available to limited partners for inspection.

•

For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s and the Trading Company’s account in excess of the rate specified in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2020. Depending on the current market interest rates, that could create an incentive for the General Partner to retain excess cash in cash instead of direct investments in permitted investments.

•	The General Partner may purchase shares from money market mutual funds affiliated and/or unaffiliated with the General Partner.

No specific policies regarding conflicts of interest have been adopted by the General Partner, Morgan Stanley Wealth Management, MSDI, the Partnership, the Trading Company or any of their affiliates, and investors will be dependent on the good faith of, and legal and fiduciary obligations imposed on, the parties involved with such conflicts to resolve them equitably.

“Master-feeder” structure. Certain of the Trading Advisors may invest the assets of the Partnership through master-feeder structures which presents certain unique risks to investors. Smaller feeder funds (including the Partnership, as applicable) investing in a Trading Company may be materially affected by the actions of larger feeder funds investing in the Trading Company. For example, if a larger feeder fund withdraws from the Trading Company, the remaining feeder funds may experience higher pro rata operating expenses, thereby producing lower returns. Such Trading Company’s portfolio may become less diverse due to a withdrawal by a larger feeder fund, resulting in increased volatility and risk. In addition, advisory and other fees are charged at the level of each individual feeder fund and, therefore, such fees may differ from those of the Partnership. The Partnership may withdraw its investments in the Trading Company at any time, provided that all liabilities, contingent or otherwise, of the Trading Company, except any liability to the limited partners on account of their capital contributions, have been paid or there remains property in the Trading Company sufficient to pay them. In such event, the General Partner would consider what action might be taken, including retaining the Trading Company’s trading advisor to manage that portion of the Partnership’s assets directly.

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

Neither the Partnership nor the Trading Company is a registered investment company. The Partnership and the Trading Company are not registered investment companies. The Partnership and the Trading Company are not required to register, and are not registered, as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Accordingly, investors will not have the protections afforded by the Investment Company Act (which, among other matters, requires investment companies to have a majority of disinterested directors and regulates the relationship between the trading advisor(s) and the investment company).

Risks Related to Regulation of the Partnership and General Partner

The Federal Reserve board’s regulation of Morgan Stanley could affect the activities of the Partnership and the Trading Company. As a bank holding company (“BHC”) that has elected financial holding company (“FHC”) status under the Bank Holding Company Act of 1956 (“BHCA”), Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Since the General Partner is a subsidiary of Morgan Stanley, the Federal Reserve will treat the Partnership as an affiliate of Morgan Stanley. As a result, the Partnership will be subject to the BHCA and the Federal Reserve’s implementing regulations and interpretations, which are subject to change.

A significant focus of the regulatory framework that applies to Morgan Stanley is to ensure that Morgan Stanley and its subsidiaries operate in a safe and sound manner, with sufficient capital, earnings and liquidity to allow Morgan Stanley to serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) could result in the need for Morgan Stanley to change its business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner, the Partnership and the Trading Company any limited divestiture should not directly involve the Partnership.

The Units are not being offered by the Banks, and as such: (1) are not insured by the Federal Deposit Insurance Corporation (“FDIC”), (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risks, including possible loss of principal.

Assets held in accounts at U.S. banks may not be fully insured. The assets of the Partnership and the Trading Company that are deposited with commodity brokers, FX counterparties or their affiliates may be placed in deposit accounts at U.S. banks. The FDIC insures deposits held at insured depository institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.), though deposits in separate branches of an insured institution are not separately insured. If the FDIC were to become receiver of insured U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the Partnership, the Trading Company or the investor would be able to reclaim cash in the deposit accounts above $250,000.

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

The General Partner may determine to invest up to all of the Partnership’s and/or the Trading Company’s assets in U.S. Treasury bills and/or money market mutual fund securities. The General Partner has, at times, invested a portion, and may determine to invest all or a portion of the Partnership’s and the Trading Company’s assets in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership and/or the Trading Company, as applicable, will retain all interest income earned on U.S. Treasury bills and money market mutual fund securities purchased.

In the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and/or the Trading Company may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s and the Trading Company’s accounts in order to meet margin requirements and avoid early liquidation of U.S. Treasury bills.

Although a money market mutual fund currently seeks to preserve the value of each of its shares at $1.00 per share, it is possible to incur losses when investing in a money market mutual fund. An investment in a money market mutual fund is not insured or guaranteed by any government agency. A money market mutual fund may experience significant pressures from, among other things, shareholder redemptions, issuer credit downgrades and illiquid markets. Historically, there have been some money market mutual funds that have “broken the buck,” which means that, upon redemption, investors in those funds did not receive $1.00 per share for their investments in those funds. Recent rule amendments adopted by the SEC require certain money market mutual funds to implement floating net asset values that will not preserve the value of each of its shares at $1.00 per share. The implementation of these rule amendments may impact the Partnership’s use of these money market mutual funds for capital preservation purposes.

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

Risks Relating to Futures Interests Trading and the Futures Interests Markets

Futures Interests trading is speculative and volatile. The rapid fluctuations in the market prices of Futures Interests make an investment in the Partnership volatile. Volatility is caused by, among other things, changes in supply and demand relationships; weather; agricultural, trade, fiscal, monetary and exchange control programs; domestic and foreign political and economic events and policies; and changes in interest rates. If a Trading Advisor incorrectly predicts the direction of prices in Futures Interests, large losses may occur. The Partnership’s performance will be volatile on a monthly and an annual basis. The Partnership could lose all or substantially all of its assets.

The Partnership’s and the Trading Company’s Futures Interests trading is highly leveraged such that small changes in the price of the Partnership’s or a Trading Company’s positions may result in substantial losses. The Trading Advisors for the Partnership and the Trading Company use substantial leverage in trading. Trading Futures Interests involves substantial leverage, which could result in immediate and substantial losses. Due to the low margin deposits normally required in trading Futures Interests (typically between 1% and 15% of the value of the contract purchased or sold), an extremely high degree of leverage is typical of a Futures Interests trading account. As a result, a relatively small price movement in Futures Interests may result in immediate and substantial losses to the investor. For example, if 10% of the face value of a contract is deposited as margin for that contract, a 10% decrease in the value of the contract would cause a total loss of the margin deposit. A decrease of more than 10% in the value of the contract would cause a loss greater than the amount of the margin deposit.

The gross leverage employed by each Trading Advisor in its trading can vary substantially from month to month. This gross leverage, expressed as the underlying absolute value of the Partnership’s and the Trading Company’s positions compared to the average net assets of the Partnership, is anticipated to range from two times the Partnership’s net assets to fifteen times the Partnership’s net assets. Under certain conditions, however, the Partnership’s gross leverage could exceed (or be less than) such range. The amount of margin required to be deposited with respect to an individual futures contract is determined by the exchange upon which the contract is traded and the commodity broker or FX counterparty at which the position is held and may be changed at any time.

Options trading can be more volatile than futures trading, and purchasing and writing options could result in trading losses. The Partnership and the Trading Company may trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks are different. Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract. Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of a put option collects a premium and risks losing the difference between the strike price and the market price of the underlying commodity or futures contract (less the premium received) if the option buyer exercises its put option, as well as any commissions and fees. The writer, or seller, of a call option has unlimited risk. A call option writer collects a premium and risks losing the difference between the price it would have to pay to obtain the underlying commodity or futures contract and the strike price (less the premium received) if the option buyer exercises its call option.

Market illiquidity may cause less favorable trade prices. Although the Trading Advisors for the Partnership and the Trading Company generally will purchase and sell actively traded contracts where last trade price information and quoted prices are readily available, the price at which a sale or purchase occurs may differ from the price expected because there may be a delay between receiving a quote and executing a trade, particularly in circumstances where a market has limited trading volume and prices are often quoted for relatively limited quantities. In addition, most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit, and, from time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances. In these cases it is possible that the Partnership and the Trading Company could be required to maintain a losing position that it otherwise would execute and incur significant losses or be unable to establish a position and miss a profit opportunity.

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

Since the Trading Advisors already manage sizable assets in the commodity markets, it is possible that the Partnership may encounter illiquid situations. It is impossible to quantify the frequency or magnitude of these risks, however, especially because the conditions often occur unexpectedly.

Trading on non-U.S. exchanges presents greater risks to the Partnership than trading on U.S. exchanges. The Partnership and the Trading Company may trade on exchanges located outside the United States. Trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, segregation of customer funds, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and recordkeeping requirements, and other requirements and restrictions for the purpose of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions. Trading on non-U.S. exchanges (other than swap execution facilities registered as such with the CFTC) is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchange trading is subject, may provide less protection to investors than trading on U.S. exchanges, and may be less vigorously enforced than regulations in the U.S.

Trading on non-U.S. exchanges involves some risks that trading on U.S. exchanges does not, such as:

Lack of Investor Protection Regulation

The rights of the Partnership and the Trading Company in the event of the insolvency or bankruptcy of a non-U.S. market, broker or bank are likely to differ from rights that the Partnership and the Trading Company would have in the United States and these rights may be more limited than in the case of failures of U.S. markets, brokers or banks.

Possible Governmental Intervention

Generally, non-U.S. brokers are not subject to the jurisdiction of the CFTC or any other U.S. regulator. In addition, the Partnership’s and the Trading Company’s assets held outside of the United States to margin transactions on non-U.S. exchanges are held in accordance with the client assets protection regime and the insolvency laws of the applicable jurisdiction. A non-U.S. government might halt trading in a market and/or take possession of the Partnership’s and the Trading Company’s assets maintained in its country in which case the assets may never be recovered. The General Partner might have little or no notice that such events were happening. In such circumstances, the General Partner may not be able to obtain the Partnership’s assets.

Relatively New Markets

Some non-U.S. exchanges on which the Partnership and the Trading Company are permitted to trade may be in developmental stages so that prior price histories may not be indicative of current price patterns.

Exchange-Rate Exposure

The Partnership is valued in U.S. dollars. Contracts on non-U.S. exchanges are usually traded in the local currency. The Partnership’s and the Trading Company’s assets held in connection with contracts priced and settled in a foreign currency may be held in a non-U.S. depository in accounts denominated in a foreign currency. Changes in the value of the local currency relative to the U.S. dollar could cause losses to the Partnership even if the contract traded is profitable.

Risks Associated with Affiliates

The Partnership’s and the Trading Company’s clearing broker may use affiliates to carry and clear transactions on non-U.S. exchanges. While the use of affiliates can provide certain benefits, it can also pose certain risks. In particular, if a clearing broker or an affiliated non-U.S. broker were to fail, it is likely that all of its affiliated companies would fail or be placed in administration within a relatively brief period of time. Each of these companies would be liquidated in accordance with the bankruptcy laws of the local jurisdiction. Moreover, return of the Partnership’s or the Trading Company’s assets held at affiliated non-U.S. brokers would be delayed, perhaps for a significant period of time, and would be subject to additional administrative costs. If, on the other hand, a clearing broker had cleared its customers’ non-U.S. futures and options transactions through unaffiliated foreign brokers, such broker likely would not have failed and the clearing broker’s bankruptcy trustee could have directed the non-U.S. broker to liquidate all of the Partnership’s or the Trading Company’s positions and return the balance to the trustee for distribution to the Partnership or the Trading Company.

The percentage of the Partnership’s and the Trading Company’s positions which are traded on non-U.S. exchanges can vary significantly from month to month. The average percentage of the Partnership’s and the Trading Company’s positions which are expected to be traded on non-U.S. exchanges in any given month is anticipated to range from 35% to 50% of the Partnership’s and the Trading Company’s positions, but could be greater or less than such expected range during any time period.

The unregulated nature of uncleared trades in the OTC markets creates counterparty risks that do not exist in futures trading on exchanges or in cleared swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC “spot” contracts are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse and the Partnership and the Trading Company are at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts or foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Partnership trades such contracts, directly and indirectly, with MS&Co. and JPM and is at risk with respect to the creditworthiness and trading practices of each of MS&Co. and JPM as the counterparty to the contracts. See “—Trading Swaps Creates Distinctive Risks” below.

The relative exposure of the Partnership to contracts that are not cleared by a registered clearing firm as of December 31, 2020 was approximately 35%, all of which represents OTC foreign exchange spot and forward transactions. As of January 1, 2021, the General Partner anticipates that the relative exposure of the Partnership to such contracts will be between approximately 10% and 40%.

Forward foreign currency and spot contracts historically were not regulated when traded between certain “eligible contract participants” and are subject to credit risk. The Partnership and the Trading Company may trade forward contracts in foreign currencies and may engage in spot commodity transactions (transactions in physical commodities). These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the Commodity Exchange Act, as amended (the “Commodity Exchange Act”) The Partnership and the Trading Company currently are eligible swap participants. On July 21, 2010, the then President signed into law major financial services reform legislation in the form of the Dodd-Frank Act. The Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap,” and therefore, contemplates that certain of these contracts may be exchange-traded, cleared by a clearinghouse and regulated by the CFTC. Currently, forward foreign currency contracts are regulated by the CFTC (although a limited category of forward foreign currency contracts have been excluded from regulation under the Dodd-Frank Act). Spot contracts generally are not included in the Dodd-Frank Act’s definition of “swap.” Regulation could entail increased costs, and among other things, result in additional recordkeeping and reporting requirements. Furthermore, although the Dodd-Frank Act contemplates that certain forward foreign currency contracts may be exchange-traded and cleared by a clearinghouse, these transactions are not currently exchange-traded so that, generally, no clearinghouse or exchange stands ready to meet the obligations of the contract. Thus, the Partnership and the Trading Company face the risk that its counterparties may not perform their obligations. This risk may cause some or all of the Partnership’s and the Trading Company’s gains, in fact, never to be realized.

The percentage of the Partnership’s and the Trading Company’s positions that are expected to constitute foreign currency forwards and foreign currency swaps can vary substantially from month to month.

Trading swaps creates distinctive risks. The Trading Advisors may trade in certain swaps. Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse. The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared by a clearinghouse and executed on an exchange or swap execution facility. Inter-affiliate swaps that meet certain criteria are exempt from the CFTC’s mandatory clearing and exchange trading requirements. In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared by a clearinghouse and executed on an exchange or swap execution facility. Until such time as these transactions are cleared, the Partnership and the Trading Company will be subject to a greater risk of counterparty default on its swaps. Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract. Swap dealers and major swap participants require the Partnership and the Trading Company to deposit initial margin and variation margin as collateral to support the Partnership’s and the Trading Company’s obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership and the Trading Company (except to the extent required, beginning September 1, 2016, under the rules finalized by the CFTC and the prudential regulators as described below). If the counterparty to such a swap defaults, the Partnership and the Trading Company would be a general unsecured creditor for any termination amounts owed by the counterparty to the Partnership and the Trading Company as well as for any collateral deposits in excess of the amounts owed by the Partnership and the Trading Company to the counterparty, which would likely result in losses to the Partnership and the Trading Company.

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

Trading of swaps has been and will continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action. Under the Dodd-Frank Act, many commodity swaps may be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms. Security-based swaps will be subject to similar requirements. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps that imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require the Partnership and the Trading Company to post collateral to swap dealers and collect collateral from swap dealers. Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not. These include collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements. Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally. Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

Non-U.S. depositories are not subject to U.S. regulation. The Partnership’s and the Trading Company’s assets held in these depositories are subject to the risk that events could occur which would hinder or prevent the availability of these funds for distribution to customers including the Partnership. Such events may include actions by the government of the jurisdiction in which the depository is located including expropriation, taxation, moratoria and political or diplomatic events.

Implementation of legislation is not complete. Rules implementing the Dodd-Frank Act and similar legislation in other countries are not yet complete. The impact of future rules on transactions of the type undertaken by the Partnership and the Trading Company is not certain.

Changes in regulation of swaps could lead to increased costs. As the Dodd-Frank Act and related rules, as well as analogous legislation and regulations in other countries, are implemented and market infrastructure adapts to the changes, the cost of engaging in trading of swaps and other products could increase, reducing the profits from those trades.

Central clearing parties could fail. Central clearing parties are highly capitalized. Cleared transactions are supported by initial and variation margin. As a result, failure of a central clearing party is highly unlikely. If a central clearing party were to fail, however, the impact on the financial system in general and on the Partnership’s and the Trading Company’s positions in particular is uncertain and could affect a large portion of the market.

Deregistration of the commodity pool operator or a commodity trading advisor could disrupt operations. The General Partner is a registered commodity pool operator and each Trading Advisor is registered with the CFTC as a commodity trading advisor. If the CFTC were to terminate, suspend, revoke or not renew the registration of the General Partner, the General Partner would withdraw as general partner of the Partnership. The limited partners would then determine whether to select a replacement general partner or to dissolve the Partnership. If the CFTC were to terminate, suspend, revoke or not renew the registration of any Trading Advisor, the General Partner would terminate the Trading Advisor’s advisory agreement(s) with the Partnership. The General Partner could reallocate the Partnership’s assets managed by the relevant Trading Advisor to new trading advisor(s) or terminate the Partnership. No action is currently pending or threatened against the General Partner or any Trading Advisor.

The Partnership and the Trading Company are subject to speculative position limits. The CFTC and U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or option contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Partnership. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Partnership. In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC proposed revised position limits rules late in 2013. The comment period for the rules closed in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only. The CFTC re-proposed revised position limits rules late in 2016, and the comment period for the rules closed in February 2017. In January 2020, the CFTC re-proposed new rules regarding speculative position limits. These rules were adopted on October 15, 2020 and will be effective 60 days after publication in the Federal Register (the “Effective Date”). These rules will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts and may require the Trading Advisors to alter the trading strategies they employ on behalf of the Partnership or the Trading Company, and such impact may have an adverse effect on the Trading Company’s and the Partnership’s performance. Compliance with the rules is required: (i) as of the Effective Date for legacy core agricultural futures contracts, (ii) as of January 1, 2022 for certain obligations, including, among others, with respect to federal speculative position limits for non-legacy core referenced futures contracts not previously subject to federal position limits, and (iii) January 1, 2023 for certain obligations, including, among others, with respect to federal speculative position limits for economically equivalent swaps.

The Partnership and the Trading Company have credit risk to the commodity brokers and the FX counterparties. The Partnership and the Trading Company has credit risk because the commodity brokers act as the futures commission merchants for futures transactions or the FX counterparties (for the Trading Company) on OTC transactions, with respect to most of the Partnership’s and the Trading Company’s assets. The Partnership has indirect credit risk to JPM on OTC transactions, with respect to the Trading Company’s assets, to the extent that the Partnership indirectly trades foreign exchange forward contracts through the Trading Company. As such, in the event that either MS&Co., in its capacity as a commodity broker and an FX counterparty, or JPM, in its capacity as an FX counterparty (to the extent that the Partnership indirectly trades foreign exchange forward contracts through the Trading Company, is unable to perform, the Partnership’s and/or the Trading Company’s assets are at risk and, in such event, the Partnership and/or the Trading Company may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures-styled option contracts are fair-valued on a daily basis, with variations in value credited or charged to the Partnership’s or the Trading Company’s account on a daily basis.

The commodity brokers, as futures commission merchants for the Partnership’s and the Trading Company’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled option contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled option contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts. In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Partnership’s and/or the Trading Company’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Partnership and/or the Trading Company may only recover a portion of the available customer funds. If no property is available for distribution, the Partnership and/or the Trading Company would not recover any of its assets. With respect to the Partnership’s OTC foreign exchange contracts with MS&Co. and the Partnership’s indirect trading of foreign exchange forward contracts and uncleared swaps with JPM, prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps that imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require the Partnership or the Trading Company, to the extent that it trades uncleared swap contracts, to post collateral to swap dealers and collect collateral from swap dealers. Any initial margin that may be required to be posted by a swap dealer or the Partnership or the Trading Company must be segregated and held by an independent third party custodian and cannot be rehypothecated. Variation margin is not required to be segregated and may be rehypothecated. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

Risks Relating to the Trading Advisors

You should not rely on the past performance of the Trading Advisors in deciding to purchase Units. Since the future performance of a Trading Advisor is unpredictable, each Trading Advisor’s past performance is not necessarily indicative of future results.

Reliance on the Trading Advisors to trade successfully. Each Trading Advisor is responsible for making all Futures Interests trading decisions on behalf of the Partnership and/or the Trading Company. The General Partner has no control over the specific trades that the Trading Advisors may make, leverage used, risks and/or concentrations assumed or whether the Trading Advisors will act in accordance with the disclosure documents or descriptive materials furnished by them to the General Partner. The General Partner can provide no assurance that the trading programs employed by the Trading Advisors will be successful. The Trading Advisors, in turn, are dependent upon the services of a limited number of persons to develop and refine their trading approaches and strategies and execute the trading transactions. The loss of the services of any of the Trading Advisor’s principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on the Trading Advisor’s ability to manage their trading activities successfully, or may cause a Trading Advisor to cease operations entirely. This, in turn, could negatively affect the Partnership’s performance.

Market factors may adversely influence the trading programs. Often, the most unprofitable market conditions for the Partnership and the Trading Company are those in which prices “whipsaw,” that is, such price moves quickly upward (or downward), then reverses, then moves upward (or downward) again, then reverses again. In such conditions, the Trading Advisors may establish positions based on incorrectly identifying both the brief upward or downward price movements as trends, whereas in fact no trends sufficient to generate profits develop.

You will not be aware of changes to the trading program. Because of the proprietary nature of the Trading Advisor’s trading programs, you generally will not be advised if adjustments are made to trading programs in order to accommodate additional assets under management or for any other reason.

Single-advisor funds lack the diversity of multi-advisor funds. Prior to January 1, 2021, the Partnership has been managed by a single trading advisor. Therefore, the Partnership lacked the potential benefit of trading advisor diversification available in funds that are managed by more than one trading advisor.

Possible consequences of using multiple Trading Advisors. As of January 1, 2021, the Partnership will be managed by multiple trading advisors. Each Trading Advisor makes trading decisions independent of the other Trading Advisors for the Partnership. Thus, it is possible that the Partnership could hold opposite positions in the same or similar futures, forwards, and options, thereby offsetting any potential for profit from these positions. Each such position would cost the Partnership transactional expenses (such as brokerage commissions and NFA fees) but could not generate any recognized gain or loss. Moreover, the General Partner may reallocate the Partnership’s assets among the current Trading Advisors, terminate one or more or select additional Trading Advisors at any time. Any such reallocation could adversely affect the performance of the Partnership or any one Trading Advisor.

Increasing the assets managed by a Trading Advisor may adversely affect performance. The rates of return achieved by a trading advisor often diminish as the assets under its management increase. This can occur for many reasons, including the inability of the trading advisor to execute larger position sizes at desired prices and because of the need to adjust the trading advisor’s trading program to avoid exceeding speculative position limits. These are limits established by the CFTC and the exchanges on the number of speculative futures and option contracts in a commodity that one trader may own or control. The Trading Advisors have not agreed to limit the amount of additional assets that they will manage.

The Partnership’s use of an increased rate of leverage could affect performance. The General Partner and certain Trading Advisors have agreed that such Trading Advisors will trade the Partnership’s and/or the Trading Company’s assets pursuant to a trading program, which will employ greater leverage than certain of the Trading Advisor’s other trading programs. This increased leverage could result in increased gain or loss and trading volatility, as compared to other accounts employing certain of the Trading Advisor’s other trading programs.

A Trading Advisor may terminate its advisory agreement. Generally, the advisory agreements with the Trading Advisors have initial one-year terms, each of which renew for additional one-year terms annually, unless terminated by the General Partner or the Trading Advisor. In the event that an advisory agreement is not renewed, the General Partner may not be able to enter into an arrangement with that Trading Advisor or another trading advisor on terms substantially similar to the advisory agreements.

Disadvantages of replacing or switching Trading Advisors. A Trading Advisor generally is required to recoup previous trading losses before it can earn performance-based compensation. However, the General Partner may elect to replace a Trading Advisor that if it has a “loss carry-forward.” In that case, the Partnership would lose the “free ride” of any potential recoupment of the prior losses. In addition, the new trading advisor(s) would earn performance-based compensation on the first dollars of investment profits. The effect of the replacement of, or the reallocation of assets away from, Trading Advisors therefore could be significant.

Partnership performance may be hindered by increased competition for positions. Assets in managed futures have grown from an estimated $300 million in 1980 to approximately $301.5 billion as of December 31, 2020 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it may be for the Partnership or the Trading Company to obtain the best prices.

You will not have access to the Partnership’s positions and must rely on the General Partner to monitor the Trading Advisors. As a limited partner, you will not have access to the Partnership’s or the Trading Company’s trade positions. Consequently, you will not know whether the Trading Advisors are adhering to the Partnership’s trading policies and must rely on the ability of the General Partner to monitor trading and protect your investment.

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

The Partnership’s tax returns could be audited. The Internal Revenue Service (“IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to newly effective legislation, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership is eligible to and makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. Limited Partners should consult with their tax advisers regarding the potential implications of this audit regime.

You will recognize short-term capital gain. Profits on futures contracts traded in regulated U.S. and some non-U.S. exchanges, foreign currency contracts traded in the interbank market, and U.S. and some non-U.S. exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to Section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal ordinary U.S. federal income tax rate of 37% for non-corporate taxpayers.

Limitations on deductions for fund expenses. Special rules apply to deductions of investment advisory expenses by non-corporate taxpayers. Under tax legislation commonly known as the Tax Cuts and Jobs Act, enacted on December 22, 2017 as Public Law 115-97, no deduction for such expenses, or for other miscellaneous itemized deductions, is permitted for tax years between 2018 and 2025.

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

Non-U.S. investors may face exchange rate risk and local tax consequences. Non-U.S. investors should note that Units are denominated in U.S. dollars and that changes in rates of exchange between currencies may cause the value of their investment to decrease or to increase. Non-U.S. investors should consult their own tax advisors concerning the applicable U.S. and non-U.S. tax implications of this investment.

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

General Risk Factors

The General Partner, the Partnership and its service providers (including the Trading Advisors) and their respective operations are potentially vulnerable to cyber-security attacks or incidents. Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s and/or the Trading Company’s ability to gather, process and communicate information efficiently and securely, without interruption.

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

The outbreak of the novel coronavirus in many countries is having and will likely continue to have an adverse impact on global commercial activity, which has contributed to significant volatility in financial markets. The rapid and global spread of the COVID-19 pandemic has prompted governmental responses and economic shutdowns of unprecedented scale. These actions are creating disruption in supply chains, and adversely impacting a number of industries, including but not limited to transportation, hospitality, and entertainment.

Because the COVID-19 pandemic is an unprecedented event in modern history, the duration and magnitude of its impacts are unknown. It is anticipated that the continuation of the COVID-19 pandemic may result in a significant and prolonged reduction in global economic activity, significant increases in unemployment and financial instability across the world. While the General Partner believes that it can pursue the Partnership’s investment objectives during this pandemic, the novel coronavirus presents material uncertainty and risk with respect to the Partnership’s investments and operations.

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

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security system of the Trading Advisor or other third-party service providers.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (“Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2020 Audited Financial Statement.

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

On September 30, 2020, the SEC entered into a settlement order with MS&Co. settling an administrative action which relates to MS&Co.’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring MS&Co’s equity swaps business. The order found that MS&Co. improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that MS&Co. willfully violated Section 200(g) of Regulation SHO. MS&Co. consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million CDS referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, pre- and post-judgment interest, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief sought by CDIB in its January 18, 2019 motion. On May 21, 2020, the Appellate Division, First Department (“First Department”), modified the Supreme Court of NY’s order to deny MS&Co.’s motion for sanctions relating to spoliation of evidence and otherwise affirmed the denial of MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals (“Court of Appeals”), which the First Department denied on July 24, 2020. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s order denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the remaining mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Units.

(b)	Holders. The number of holders of Units as of February 28, 2021 was 4,590 for Class A Units and 3 for Class Z Units.

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

The aggregate proceeds of unregistered securities sold to the limited partners through December 31, 2020 was $148,349,838. The Partnership received $627,786 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of Futures Interests.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	67,585.990	$19.64	N/A	N/A
November 1, 2020 - November 30, 2020	101,678.576	$19.97	N/A	N/A
December 1, 2020 - December 31, 2020	141,312.871	$21.07	N/A	N/A
	310,577.437	$20.40

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity. The Partnership deposits its assets with MS&Co. as its clearing commodity broker in separate Futures Interests trading accounts established for the Trading Advisors. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of the Trading Advisors’ trading programs to take advantage of price movements in the futures, forwards and options markets.

Graham Capital Management L.P.

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

Winton Capital Management Limited

The portion of the Partnership’s assets that will be allocated to Winton for trading are not invested in commodity interests directly. Winton’s allocation of the Partnership’s assets will be invested in Winton Master. Winton trades the Diversified Macro Strategies (formerly, the Winton Futures Program), a proprietary, systematic trading program, on behalf of Winton Master.

The investment objective of the Diversified Macro Strategies is to achieve long-term investment growth.

The Diversified Macro Strategies (formerly, the Winton Futures Program) follows a disciplined investment process that is based on statistical analysis of historical data. The initial stage of the process involves collecting, cleaning and organizing large amounts of data. The Diversified Macro Strategies uses a wide variety of data inputs including factors that are intrinsic to markets, such as price, volume and open interest; and those that are external to markets, such as economic statistics, industrial and commodity data and public company financial data. Winton conducts statistical research into the data in an attempt to quantify the probability of particular markets rising or falling, conditional on a variety of quantifiable factors. Winton’s research is used to develop mathematical models that attempt to forecast market returns, the variability or volatility associated with such returns (often described as “risk”), and the correlation between markets and transaction costs. These forecasts are used in investment strategies that determine what positions should be held to maximize profit within a certain range of risk. As a result of Winton’s research, Winton expects that the investments made in accordance with this process will have an improved chance of being successful, which is expected to lead to profits over the long-term.

Winton’s investment programs are operated as automated, computer-based investment systems. The programs are modified over time as Winton monitors its operation and undertakes further research. Changes to the programs occur as a result of, amongst other things, the discovery of new relationships, changes in market liquidity, the availability of new data or the reinterpretation of existing data.

Most of Winton’s investment decisions are made strictly in accordance with the output of the programs. However, Winton may, in exceptional circumstances (such as the occurrence of events that fall outside the input parameters of the programs), make investment decisions based on other factors and take action to override the output of the programs to seek to protect the interests of investors.

EMC Capital Advisors, LLC

EMC will trade its Classic Program for the Partnership. EMC’s investment strategies are technical rather than fundamental in nature. In other words, they are developed from analysis of patterns of actual monthly, weekly and daily price movements and are not based on analysis of fundamental supply and demand factors, general economic factors, or anticipated world events. EMC relies on historical analysis of these price patterns to interpret current market behavior and to evaluate technical indicators for trade initiations and liquidations. EMC’s investment strategies used in its program are trend-following. This means that initiation and liquidation of positions in a particular market are generally in the direction of the price trend in that market, although at times counter-trend elements also may be employed. EMC employs an investment strategy which utilizes a blend of systems (or, stated another way, a number of systems simultaneously). The strategies are diversified in that its program follows a number of Futures Interests and often invests in more than ten different interests at one time.

Campbell & Company, LP

Campbell will trade the Partnerships assets in accordance with its Campbell Managed Futures Portfolio, a proprietary, systematic trading system. The Advisor’s trading models are designed to detect and exploit medium-term to long-term price changes, while also applying risk management and portfolio management principles.

The Advisor believes that utilizing multiple trading models provides an important level of diversification and is most beneficial when multiple contracts of each market are traded. Every trading model may not trade every market. It is possible that one trading model may signal a long position while another trading model signals a short position in the same market. It is the Advisor’s intention to offset those signals to reduce unnecessary trading, but if the signals are not simultaneous, both trades will be taken and since it is unlikely that both positions would prove profitable, in retrospect, one or both trades will appear to have been unnecessary. It is the Advisor’s policy to follow trades signaled by each trading model independently of the other models.

The following presents a summary of the Partnership’s operations for the years ended December 31, 2020, 2019 and 2018, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Units at the net asset value per Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings. For the year ended December 31, 2020, 871,818.455 limited partner Units of Class A were redeemed totaling $17,276,664. For the year ended December 31, 2019, 606,098.601 limited partner Units of Class A were redeemed totaling $12,313,201 and 37,107.123 General Partner Units of Class Z were redeemed totaling $320,000. For the year ended December 31, 2018, 901,418.885 limited partner Units of Class A were redeemed totaling $18,848,006 and 15,432.099 General Partner Units of Class Z were redeemed totaling $150,000.

The Partnership continues to offer Units for each Class at their net asset value per Unit as of the end of each month. For the year ended December 31, 2020, there were subscriptions of 1,155.802 limited partner Units of Class A totaling $25,000. For the year ended December 31, 2019, there were subscriptions of 3,584.803 limited partner Units of Class A totaling $75,624. For the year ended December 31, 2018, there were subscriptions of 425,348.852 limited partner Units of Class A totaling $9,800,783 and 12,560.802 General Partner Units of Class Z totaling $116,187.

For the year ended December 31, 2020, the net asset value per Unit for Class A decreased 5.1% from $22.21 to $21.07. For the year ended December 31, 2020, the net asset value per Unit for Class Z decreased 3.7% from $9.24 to $8.90. For the year ended December 31, 2019, the net asset value per Unit for Class A increased 20.3% from $18.46 to $22.21. For the year ended December 31, 2019, the net asset value per Unit for Class Z increased 22.7% from $7.53 to $9.24. For the year ended December 31, 2018, the net asset value per Unit for Class A decreased 20.2% from $23.14 to $18.46. For the year ended December 31, 2018, the net asset value per Unit for Class Z decreased 18.6% from $9.25 to $7.53.

The Partnership experienced a net trading loss of $2,351,584 before fees and expenses for the year ended December 31, 2020. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the equity and currencies sectors and were partially offset by gains in the commodity and interest rates sectors. The net trading gain (or loss) realized from the Partnership is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the Partnership’s most notable losses were incurred during February and March from long positions in European, U.S., and Asian equity index futures as equity prices fell at historic rates due to investor panic amid the COVID-19 coronavirus. Additional losses were experienced within the currency markets during March from short positions in the British pound and long positions in the Mexican peso versus the U.S. dollar as the value of the dollar fluctuated. The Partnership’s overall trading losses for the first quarter were partially offset by trading gains recorded during January, February, and March from long positions in U.S. fixed income futures as U.S. bond prices rallied on safe-haven demand. Additional gains were recorded from positions in Canadian fixed income. Within the metals sector, gains were achieved during January and March from short positions in copper futures as prices declined on concerns that the worsening coronavirus outbreak would pare Chinese demand for raw materials. Smaller gains within this sector were recorded from positions in aluminum and gold futures. Within the energy sector, gains were achieved primarily during March from short positions in crude oil and refined oil products as plummeting demand caused prices to crater. Within the agricultural markets, gains were recorded during January from short positions in soybean futures as prices fell.

During the second quarter, the Partnership’s most notable gains were recorded within the global stock index sector throughout the quarter from long positions in U.S., European, and Asian equity index futures as stock prices rallied amid signs of easing global quarantine conditions. Within the global interest rate sector, gains were recorded primarily during April from long positions in U.S. and European fixed income futures as prices moved higher as central banks committed to unprecedented easing measures. Within the metals sector, gains were achieved during April from long positions in gold and silver futures as precious metals prices advanced. Within the agricultural complex, gains were recorded during April and May from short positions in soybean and soymeal futures as prices declined amid favorable weather in the U.S. Midwest. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the currency sector primarily during April and June from short positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency rallied. Smaller losses were experienced in the energy sector during May and June from short positions in crude oil and its refined products as prices surged, rebounding from April’s lows.

During the third quarter, the Partnership’s most notable gains were recorded within the global stock index sector during July and August from long positions in U.S. and Asian equity index futures as prices advanced amid optimism the coronavirus pandemic may come under control. Within the metals sector, gains were experienced primarily during July and August from long positions in silver and gold futures as prices neared record highs. Within the energy sector, gains were experienced primarily during September from short positions in Brent crude oil, gas oil, and heating oil as energy prices fell. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the agricultural sector throughout the quarter from short positions in wheat, soybean, and corn futures as prices rallied amid increased demand from China. Additional losses in the agricultural sector were incurred from short positions in coffee futures as prices rallied on an outlook for increased consumer demand. Smaller losses were incurred within the currency sector during September from long positions in the British pound as the value of the European currency fell amid a resurgence of coronavirus infections in the Eurozone.

During the fourth quarter, the Partnership’s most notable gains were recorded within the global stock index sector during November and December from long positions in U.S. and Asian equity index futures as positive COVID-19 vaccine news helped move prices higher and tempered concerns about rising infection rates. Within the agricultural sector, gains were experienced primarily during November and December from long positions in soybean futures as prices rose amid reports of increased Chinese demand. Within the metals sector, gains were experienced primarily during December from long positions in gold and silver futures as precious metals prices continued to rally higher. A portion of the Partnership’s gains for the fourth quarter was offset by losses incurred within the energy sector primarily during November and December from short positions in crude oil and its related products as prices rose on the prospects of an effective COVID-19 vaccine, which boosted optimism for increased demand. Within the global interest rate sector, losses were incurred primarily during November from long positions in European and U.S. fixed income futures as prices moved lower as news of a working COVID-19 vaccine countered worries over a resurgence of virus cases.

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

The results of operations for the twelve months ended 2018 are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. As of January 1, 2021, the Partnership will receive monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and twelve months ended December 31, 2020 decreased by $240,695 and $1,038,220, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was primarily due to lower average net assets during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2020 decreased by $21,057 and $60,373, respectively, as compared to the corresponding periods in 2019. The decrease in these clearing fees was primarily due to a decrease in the number of trades made by the Partnership during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and twelve months ended December 31, 2020 decreased by $285,502 and $622,478, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets of Class A during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019, as well as a reduction in the ongoing placement agent fee rate from 1/12th of 2.00% to 1/12th of 1.00% for Class A Units effective July 1, 2020. As of January 1, 2021, the Partnership will pay Morgan Stanley Wealth Management, or any other placement agent or sub-placement agent, an annualized rate equal to 0.75% with respect to Class A Units.

A General Partner’s fee is paid to the General Partner for administering the business and affairs of the Partnership. The General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner’s fees for the three and twelve months ended December 31, 2020 decreased by $171,689 and $387,589, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019, as well as a reduction in the General Partner fee rate from 1/12th of 2.00% to 1/12th of 1.75% effective July 1, 2020. Effective January 1, 2021, the Partnership will pay the General Partner a monthly administrative fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the Partnership’s net assets (plus “notional” funds, if any) as of the beginning of each month. Prior to January 1, 2021, the General Partner paid or reimbursed the Partnership for all fees and costs charged or incurred by the commodity brokers for trades executed on behalf of the Partnership, and for all ordinary administrative and offering expenses. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2020 decreased by $89,667 and $234,361, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreements among the Partnership, the General Partner and the relevant Trading Advisor. There were no incentive fees accrued for the three and twelve months ended December 31, 2020 and 2019. To the extent that a Trading Advisor incurs a loss for the Partnership, such Trading Advisor will not be paid incentive fees until the Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

For an analysis of unrealized gains and losses by contract type and a further description of 2020 trading results, refer to the Partnership’s Annual Report to limited partners for the year ended December 31, 2020, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

The Partnership’s gains and losses are allocated among its partners for income tax purposes.

Market Risk.

The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and the Trading Advisors were unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a loss equal to 100% of their capital accounts.

In addition to the Trading Advisors’ internal controls, each Trading Advisor must comply with the Partnership’s trading policies that include standards for liquidity and leverage that must be maintained. Each Trading Advisor and Ceres monitor the Partnership’s trading activities to ensure compliance with the trading policies and Ceres can require the Trading Advisors to modify positions of the Partnership if Ceres believes they violate the Partnership’s trading policies.

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

For additional information, see Note 4, “Financial Instruments” under “Notes to Financial Statements” in the Partnership’s Annual Report to limited partners for the year ended December 31, 2020, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Critical Accounting Estimates.

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2, “Basis of Presentation and Summary of Significant Account Policies” under “Notes to Financial Statements” in the Partnership’s Annual Report to limited partners for the year ended December 31, 2020, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

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

The Partnership’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.

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

The Partnership’s Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2020 and 2019 and the highest, lowest and average values during the years ended December 31, 2020 and 2019. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2019.

As of December 31, 2020, the Partnership’s total capitalization was $61,449,558.

		December 31, 2020
			Twelve Months Ended December 31, 2020
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$2,714,406	4.42%	$5,091,524	$1,963,577	$3,082,245
Equity	5,876,214	9.56	7,450,314	1,787,744	4,425,043
Currencies	4,585,900	7.46	8,589,160	1,988,196	4,818,773
Interest Rates	1,609,605	2.62	3,849,263	909,929	2,394,467

Total	$14,786,125	24.06%

* Annual average of daily Values at Risk.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures – except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The Trading Advisors, in general, tend to utilize trading system(s) to take positions when market opportunities develop, and Ceres anticipates that the Trading Advisors will continue to do so.

The following were the primary trading risk exposures of the Partnership as of December 31, 2020, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Stock Indices. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2020, the Partnership’s primary exposures were in the Dow Jones Euro STOXX 50 (European Union), NASDAQ 100 (U.S.), FTSE 100 (United Kingdom), TOPIX (Japan), Nikkei 225 (Japan), Hang Seng (Hong Kong), S&P 500 (U.S.) and Russell 2000 (U.S.) stock indices. Overall, the Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European, and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries can materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and other G8 countries. However, the Partnership may also take futures positions on the government debt of smaller economies – e.g., Australia.

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

Commodities:

Metals. The Partnership’s primary metals exposure as of December 31, 2020 was to fluctuations in the price of gold, silver, copper, zinc and aluminum.

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other factors contributing to supply and demand. Energy prices can be volatile and substantial profits and losses have been experienced and are expected to continue in this market.

Grains. The Partnership’s trading risk exposure in grains is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, corn and wheat accounted for the Partnership’s primary grain exposure as of December 31, 2020.

Softs. The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Sugar and cotton accounted for the majority of the Partnership’s soft commodity exposure as of December 31, 2020.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership as of December 31, 2020.

Foreign Currency Balances. The Partnership may hold various foreign currency balances. The Trading Advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control the Partnership’s non-trading risk.

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

Ceres monitors the Partnership’s performance and the concentration of open positions, and consults with the Trading Advisors concerning the Partnership’s overall risk profile. If Ceres felt it necessary to do so, Ceres could require the Trading Advisors to close out positions as well as enter positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. Ceres primarily relies on the Trading Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s market risk exposures.

The Trading Advisors apply their own risk management policies to their trading. The Trading Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Trading Advisors’ research of risk management often suggests ongoing modifications to their trading programs.

As part of Ceres’s risk management, Ceres periodically meets with the Trading Advisors to discuss their risk management and to look for any material changes to the Trading Advisors’ portfolio balance and trading techniques. The Trading Advisors are required to notify Ceres of any material changes to their programs.

Item 8. Financial Statements and Supplementary Data.

CERES CLASSIC L.P.

(FORMERLY, MANAGED FUTURES PREMIER GRAHAM L.P.)

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm for the years ended December 31, 2020, 2019 and 2018; Statements of Financial Condition at December 31, 2020 and 2019; Condensed Schedules of Investments at December 31, 2020 and 2019; Statements of Income and Expenses for the years ended December 31, 2020, 2019 and 2018; Statements of Changes in Partners’ Capital for the years ended December 31, 2020, 2019 and 2018; and Notes to Financial Statements.

To the Limited Partners of

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC General Partner,
Ceres Classic L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036 (855) 672-4468

Management’s Report on Internal Control Over

Financial Reporting

Ceres Managed Futures LLC (“Ceres”) is the general partner of Ceres Classic L.P. (formerly, Managed Futures Premier Graham L.P.) (the “Partnership”) and is responsible for the management of the Partnership.

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

Management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020. In making this assessment, Management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2020, based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Classic L.P.	Ceres Classic L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Classic L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Ceres Classic L.P. (formerly, Managed Futures Premier Graham L.P.) (the “Partnership”), including the condensed schedules of investments, as of December 31, 2020 and 2019, the related statements of income and expenses, and changes in partners’ capital for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 and 2019, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2021

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Statements of Financial Condition

December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Assets:
Equity in trading account:
Unrestricted cash (Note 2e)	$44,958,423	$63,462,648
Restricted cash (Note 2e)	15,232,825	23,130,597
Net unrealized appreciation on open futures contracts	3,773,179	-
Net unrealized appreciation on open forward contracts	608,548	-

Total equity in trading account	64,572,975	86,593,245

Expense reimbursement receivable	9,406	18,225
Interest receivable (Note 2h)	2,380	70,012

Total assets	$64,584,761	$86,681,482

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$587,709
Net unrealized depreciation on open forward contracts	-	1,261,911
Accrued expenses:
Administrative and General Partner’s fees (Note 2i)	89,047	148,476
Management fees (Note 3)	68,694	100,221
Redemptions payable to Limited Partners (Notes 2n and 2o)	2,977,462	476,333

Total liabilities	3,135,203	2,574,650

Partners’ Capital:
General Partner, Class Z, 101,536.878 Units outstanding at December 31, 2020 and 2019, respectively	904,065	938,707
Limited Partners, Class A, 2,873,697.998 and 3,744,360.651 Units outstanding at December 31, 2020 and 2019, respectively	60,545,493	83,168,125

Total partners’ capital (net asset value)	61,449,558	84,106,832

Total liabilities and partners’ capital	$64,584,761	$86,681,482

Net asset value per Unit:
Class A	$21.07	$22.21

Class Z	$8.90	$9.24

See accompanying notes to financial statements.

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Condensed Schedule of Investments

December 31, 2020

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	508	$2,034,813	3.31%
Equity	570	1,527,501	2.49
Currencies	5	3,505	0.01
Interest Rates	1,644	180,674	0.29

Total futures contracts purchased		3,746,493	6.10

Futures Contracts Sold
Commodity	189	(19,547)	(0.03)
Equity	67	40,340	0.06
Currencies	29	16,319	0.03
Interest Rates	370	(10,426)	(0.02)

Total futures contracts sold		26,686	0.04

Net unrealized appreciation on open futures contracts		$3,773,179	6.14%

Unrealized Appreciation on Open Forward Contracts
Commodity	74	$927,155	1.51%
Currencies	$79,799,689	546,367	0.89

Total unrealized appreciation on open forward contracts		1,473,522	2.40

Unrealized Depreciation on Open Forward Contracts
Commodity	38	(101,800)	(0.17)
Currencies	$60,084,486	(763,174)	(1.24)

Total unrealized depreciation on open forward contracts		(864,974)	(1.41)

Net unrealized appreciation on open forward contracts		$608,548	0.99%

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

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Statements of Income and Expenses

For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Investment Income:
Interest income	$205,700	$1,243,920	$1,376,893

Expenses:
Clearing fees	138,627	199,000	234,766
Administrative and General Partner’s fees (Note 2i)	1,293,326	1,680,915	2,132,770
Ongoing placement agent fees (Note 2j)	1,039,045	1,661,523	2,108,440
Management fees (Note 3)	927,355	1,161,716	1,866,172
Professional fees	91	17,591	276

Total expenses	3,398,444	4,720,745	6,342,424
Expenses reimbursed by the General Partner	(138,718)	(216,591)	(235,042)

Net expenses	3,259,726	4,504,154	6,107,382

Net investment loss	(3,054,026)	(3,260,234)	(4,730,489)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(8,587,761)	19,166,338	(10,660,546)
Net change in unrealized gains (losses) on open contracts	6,236,177	(521,383)	(7,152,042)

Total trading results	(2,351,584)	18,644,955	(17,812,588)

Net income (loss)	$(5,405,610)	$15,384,721	$(22,543,077)

Net income (loss) per Unit (Note 7)*:
Class A	$(1.14)	$3.75	$(4.68)

Class Z	$(0.34)	$1.71	$(1.72)

Weighted average Units outstanding:
Class A	3,411,677.656	3,997,784.932	4,886,957.150

Class Z	101,536.878	114,296.697	139,930.009

*	Represents the change in net asset value per Unit.

See accompanying notes to financial statements.

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2020, 2019 and 2018

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2017	$111,594,219	4,822,944.482	$1,309,582	141,515.298	$112,903,801	4,964,459.780
Subscriptions - General Partner	-	-	116,187	12,560.802	116,187	12,560.802
Subscriptions - Limited Partners	9,800,783	425,348.852	-	-	9,800,783	425,348.852
Redemptions - General Partner	-	-	(150,000)	(15,432.099)	(150,000)	(15,432.099)
Redemptions - Limited Partners	(18,848,006)	(901,418.885)	-	-	(18,848,006)	(901,418.885)
Net income (loss)	(22,311,810)	-	(231,267)	-	(22,543,077)	-

Partners’ Capital, December 31, 2018	80,235,186	4,346,874.449	1,044,502	138,644.001	81,279,688	4,485,518.450
Subscriptions - Limited Partners	75,624	3,584.803	-	-	75,624	3,584.803
Redemptions - General Partner	-	-	(320,000)	(37,107.123)	(320,000)	(37,107.123)
Redemptions - Limited Partners	(12,313,201)	(606,098.601)	-	-	(12,313,201)	(606,098.601)
Net income (loss)	15,170,516	-	214,205	-	15,384,721	-

Partners’ Capital, December 31, 2019	83,168,125	3,744,360.651	938,707	101,536.878	84,106,832	3,845,897.529
Subscriptions - Limited Partners	25,000	1,155.802	-	-	25,000	1,155.802
Redemptions - Limited Partners	(17,276,664)	(871,818.455)	-	-	(17,276,664)	(871,818.455)
Net income (loss)	(5,370,968)	-	(34,642)	-	(5,405,610)	-

Partners’ Capital, December 31, 2020	$60,545,493	2,873,697.998	$904,065	101,536.878	$61,449,558	2,975,234.876

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

Effective October 2, 2020, the Partnership changed its name from Managed Futures Premier Graham L.P. to Ceres Classic L.P.

As of December 31, 2020, Units of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units. The Partnership previously offered Units in Class D, however, no Limited Partners hold Class D Units as of December 31, 2020, and Class D Units are no longer offered.

Each of Class A and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units; Class Z Units are not subject to an ongoing placement agent fee.

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

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital are included herein, and as of and for the years ended December 31, 2020, 2019 and 2018, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

e.

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At December 31, 2020 and 2019, the amount of cash held for margin requirements was $15,232,825 and $23,130,597, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(415,847) (proceeds of $415,309) and $(555,456) (proceeds of $550,088) as of December 31, 2020 and 2019, respectively.

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

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Notes to Financial Statements

g.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2017 through 2020 tax years remain subject to examination by U.S. federal and most state tax authorities.

h.

Revenue Recognition. For excess cash which is not invested by the General Partner in U.S. Treasury bills and/or other permitted investments, monthly, MS&Co. credits the Partnership with interest income on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. As of January 1, 2021, the Partnership will receive monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. and Ceres retain any interest earned on such uninvested cash in excess of the interest paid to the Partnership. For purposes of these interest credits, daily funds do not include monies due to the Partnership on or with respect to futures, forward, or option contracts that have not been received.

i.

General Partner’s Fee. Effective January 1, 2021, the Partnership pays the General Partner a monthly administrative fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the Partnership’s net assets (plus “notional” funds, if any) as of the beginning of each month, as described in the Partnership’s Memorandum. From July 1, 2020 to December 31, 2020, the Partnership paid the General Partner a monthly administrative and General Partner’s fee equal to 1/12th of 1.75% (1.75% annual rate) of the Partnership’s net assets (plus “notional” funds, if any) as of the first day of each month. Prior to July 1, 2020, the Partnership paid the General Partner a monthly administrative and General Partner’s fee equal to 1/12th of 2% (2% annual rate) of the Partnership’s net assets (plus “notional” funds, if any) as of the first day of each month. Prior to January 1, 2021, the General Partner then paid or reimbursed the Partnership for all fees and costs charged or incurred by the commodity brokers for trades executed on behalf of the Partnership, and for all ordinary administrative and offering expenses.

Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Registrant has allocated assets.

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Notes to Financial Statements

j.

Placement Agent Fees. The Partnership pays the Placement Agent ongoing compensation on a monthly basis equal to a percentage of the net asset value (as defined in the Memorandum) of a limited partner’s Unit as of the beginning of each month. As of January 1, 2021, the Partnership pays Morgan Stanley Wealth Management, or any other placement agent or sub-placement agent, an annualized rate equal to 0.75% with respect to Class A Units.

From July 1, 2020 to December 31, 2020, the Partnership paid Morgan Stanley Wealth Management, or any other placement agent or sub-placement agent, an annualized rate equal to 1.00% with respect to Class A Units. Prior to July 1, 2020, the Partnership paid Morgan Stanley Wealth Management, or any other placement agent or sub-placement agent, an annualized rate equal to 2.00% with respect to Class A Units. The Placement Agent pays a portion of the ongoing placement agent fees it receives from the Partnership to the Morgan Stanley Financial Advisor or Private Wealth Advisor responsible for selling the Units to the relevant limited partners. Certain limited partners (other than ERISA/IRA investors) may be deemed to hold Class Z Units. Class Z Units are not subject to ongoing placement agent fees.

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for units of limited partnership interest (“Unit(s)”) through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2021 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, effective as of January 1, 2021, the Partnership pays Harbor an ongoing placement agent fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement. From July 1, 2020 to December 31, 2020, the Partnership paid Harbor an ongoing placement agent fee equal to 1/12th of 1.00% (a 1.00% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement. Prior to July 1, 2020, the Partnership paid Harbor an ongoing placement agent fee equal to 1/12th of 2.00% (a 2.00% annual rate) of the net asset value per Unit for certain holders for Class A Units in the Partnership, as set forth in the Harbor Selling Agreement.

k.

Continuing Offering. Units of the Partnership are offered at a price equal to 100% of the net asset value per Unit as of the first day of each month at the final net asset value per Unit as of the last day of the immediately preceding month. The minimum subscription amount in Class A Units in the Partnership is $25,000 ($10,000 for ERISA/IRA investors), subject to the discretion of Ceres to accept a lower amount. A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units. Additional subscriptions can be made in a minimum amount of $10,000, subject to the discretion of Ceres to accept a lower amount. The request for subscriptions must be delivered to a limited partner’s Morgan Stanley Wealth Management Branch Office in time for it to be forwarded to and received by Ceres no later than 3:00 P.M., New York City time, on the third business day before the end of the month.

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

m.

Investment Company Status. The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements,” and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

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

q.	Dissolution of the Partnership. The Partnership will terminate on December 31, 2035, or at an earlier date if certain conditions occur as defined in the Memorandum.

r.	Net Income (Loss) per Unit. Net income (loss) per Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 7, “Financial Highlights.”

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Notes to Financial Statements

3.	Trading Advisors:

Ceres, on behalf of the Partnership, has retained Graham Capital Management L.P. (“Graham”) to make all trading decisions for the Partnership, provided that, as of January 1, 2021, Ceres has retained Graham, Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”) as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the Limited Partners.

Compensation to the Trading Advisors by the Partnership consists of a management fee and an incentive fee as follows:

Management Fee — Effective as of January 1, 2021, the Partnership pays Graham a flat-rate monthly fee equal to 1/12th of 1.25% (a 1.25% annual rate) of the Partnership’s net assets as of the first day of each month. From February 1, 2019 to December 31, 2020, the Partnership paid Graham a flat-rate monthly fee equal to 1/12th of 1.35% (1.35% annual rate) of the Partnership’s net assets as of the first day of each month. Prior to February 1, 2019, the Partnership paid Graham a flat-rate monthly fee equal to 1/12th of 1.75% (1.75% annual rate) of the Partnership’s net assets as of the first day of each month.

Effective as of January 1, 2021, the Partnership pays WCM a flat-rate monthly fee equal to 1/12th of 1.5% (a 1.5% annual rate) of the Partnership’s net assets allocated to WCM as at the beginning of the relevant month, which will be equal to the prior month end net assets, net of all fees and expenses for the previous month, and decreased by any redemptions for such prior month end and increased by any subscriptions for the current month.

Effective as of January 1, 2021, the Partnership pays Campbell a flat rate monthly fee equal to 1/12th of 1.25% (a 1.25% annual rate) of the beginning of the month net asset value allocated to Campbell.

Effective as of January 1, 2021, the Partnership pays EMC a flat rate monthly fee equal to 1/12th of 0.875% (a 0.875% annual rate) of the beginning of the month net asset value allocated to EMC.

Incentive Fee — Effective February 1, 2019, the Partnership pays Graham an annual incentive fee equal to 18% of trading profits experienced by the Partnership as of the end of such period. Prior to February 1, 2019, the Partnership paid Graham an incentive fee equal to 20% of trading profits experienced by the Partnership as of the end of each calendar month.

Effective as of January 1, 2021, the Partnership pays WCM a quarterly incentive fee equal to 20% of new trading profits (as defined in the applicable management agreement) earned by WCM in each quarterly period. Pursuant to the management agreement with WCM, no incentive fee will be paid to WCM with respect to the Partnership until it has (i) recouped a certain loss carryforward and (ii) earned new trading profits (as defined in the applicable management agreement) from and after January 1, 2021. The loss carryforward applied to the Partnership will be adjusted according to the Partnership’s assets allocated to WCM as of January 1, 2021.

Effective as of January 1, 2021, the Partnership pays Campbell a quarterly incentive fee equal to 20% of trading profits (as defined in the applicable management agreement) earned by Campbell in each quarterly period.

Effective as of January 1, 2021, the Partnership pays EMC a quarterly incentive fee equal to 20% of trading profits (as defined in the applicable management agreement) earned by EMC in each quarterly period.

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

The General Partner estimates that, at any given time, approximately 21.1% to 46.3% of the Partnership’s contracts are traded over-the-counter.

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

The Partnership’s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisors will take speculative positions in Futures Interests where it feels the best profit opportunities exist for its trading strategy. As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures.

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2020 and 2019 were 3,907 and 6,338, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2020 and 2019 were 406 and 650, respectively. The monthly average notional values of currency forward contracts traded during the years ended December 31, 2020 and 2019 were $292,777,322 and $380,666,033, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of December 31, 2020 and 2019, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2020	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$4,122,810	$(349,631)	$3,773,179	$-	$-	$3,773,179
Forwards	1,473,522	(864,974)	608,548	-	-	608,548

Total assets	$5,596,332	$(1,214,605)	$4,381,727	$-	$-	$4,381,727

Liabilities
Futures	$(349,631)	$349,631	$-	$-	$-	$-
Forwards	(864,974)	864,974	-	-	-	-

Total liabilities	$(1,214,605)	$1,214,605	$-	$-	$-	$-

Net fair value						$4,381,727	*

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2019	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,519,269	$(2,519,269)	$-	$-	$-	$-
Forwards	766,007	(766,007)	-	-	-	-

Total assets	$3,285,276	$(3,285,276)	$-	$-	$-	$-

Liabilities
Futures	$(3,106,978)	$2,519,269	$(587,709)	$-	$587,709	$-
Forwards	(2,027,918)	766,007	(1,261,911)	-	1,261,911	-

Total liabilities	$(5,134,896)	$3,285,276	$(1,849,620)	$-	$1,849,620	$-

Net fair value						$-	*

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

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2020 and 2019, respectively.

	December 31, 2020
Assets
Futures Contracts
Commodity	$2,132,788
Equity	1,611,029
Currencies	23,052
Interest Rates	355,941

Total unrealized appreciation on open futures contracts	4,122,810

Liabilities
Futures Contracts
Commodity	(117,522)
Equity	(43,188)
Currencies	(3,228)
Interest Rates	(185,693)

Total unrealized depreciation on open futures contracts	(349,631)

Net unrealized appreciation on open futures contracts	$3,773,179	*

Assets
Forward Contracts
Commodity	$927,155
Currencies	546,367

Total unrealized appreciation on open forward contracts	1,473,522

Liabilities
Forward Contracts
Commodity	(101,800)
Currencies	(763,174)

Total unrealized depreciation on open forward contracts	(864,974)

Net unrealized appreciation on open forward contracts	$608,548	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2020, 2019 and 2018, respectively.

Sector	2020		2019		2018
Commodity	$4,100,183		$(9,168,467)		$(4,944,164)
Equity	(15,340,684)		15,551,437		(6,517,413)
Currencies	(4,430,163)		(658,803)		(4,275,072)
Interest Rates	13,319,080		12,920,788		(2,075,939)

Total	$(2,351,584)	***	$18,644,955	***	$(17,812,588)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Notes to Financial Statements

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2020 and 2019, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,122,810	$4,122,810	$-	$-
Forwards	1,473,522	-	1,473,522	-

Total assets	$5,596,332	$4,122,810	$1,473,522	$-

Liabilities
Futures	$349,631	$349,631	$-	$-
Forwards	864,974	-	864,974	-

Total liabilities	$1,214,605	$349,631	$864,974	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,519,269	$2,519,269	$-	$-
Forwards	766,007	-	766,007	-

Total assets	$3,285,276	$2,519,269	$766,007	$-

Liabilities
Futures	$3,106,978	$3,106,978	$-	$-
Forwards	2,027,918	-	2,027,918	-

Total liabilities	$5,134,896	$3,106,978	$2,027,918	$-

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
	Class A	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$(0.25)	$4.56	$(3.72)
Net investment loss	(0.89)	(0.81)	(0.96)

Increase (decrease) for the year	(1.14)	3.75	(4.68)
Net asset value per Unit, beginning of year	22.21	18.46	23.14

Net asset value per Unit, end of year	$21.07	$22.21	$18.46

	2020		2019		2018
	Class A		Class A		Class A
Ratios to Average Limited Partners’ Capital:
Net investment loss **	(4.5)%		(3.9)%		(4.6)%

Operating expenses	5.0	%	5.7	%	6.1	%
Expenses reimbursed by the General Partner	(0.2)%		(0.3)%		(0.2)%
Incentive fees	-	%	-	%	-	%

Total expenses	4.8	%	5.4	%	5.9	%

Total return:
Total return before incentive fees	(5.1)%		20.3	%	(20.2)%
Incentive fees	-	%	-	%	-	%

Total return after incentive fees	(5.1)%		20.3	%	(20.2)%

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, except as described under Note 1, “Organization,” Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” and Note 3, “Trading Advisors,” and otherwise as included below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective as of January 1, 2021, the General Partner has retained Campbell as a Trading Advisor to the Partnership. The General Partner has initially selected the Campbell Managed Futures Portfolio strategy for the Partnership’s assets allocated to Campbell. Campbell will trade the initial allocation at a trading level confirmed to Campbell by the General Partner, and the General Partner and Campbell may agree in writing to change the trading level applied to the assets allocated to Campbell by the General Partner from time to time. The applicable management agreement expires on December 31, 2021, provided, that, if it is not terminated as of that date, it will automatically renew for an additional one-year period and will continue to renew for additional one-year periods until it is otherwise terminated pursuant to its terms.

Ceres Classic L.P.

(formerly, Managed Futures Premier Graham L.P.)

Notes to Financial Statements

Effective as of January 1, 2021, the General Partner has retained EMC as a Trading Advisor to the Partnership. The General Partner has initially selected the EMC Classic Program for the Partnership’s assets allocated to EMC. EMC will trade the initial allocation at a trading level confirmed to EMC by the General Partner, and the General Partner and EMC may agree in writing to change the trading level applied to the assets allocated to EMC by the General Partner from time to time. The applicable management agreement expires on December 31, 2021, provided, that, if it is not terminated as of that date, it will automatically renew for an additional one-year period and will continue to renew for additional one-year periods until it is otherwise terminated pursuant to its terms.

Effective as of January 1, 2021, the General Partner has retained WCM as a Trading Advisor to the Partnership. The General Partner has initially selected the Winton Diversified Macro Strategies Program for the Partnership’s assets allocated to WCM. WCM will apply leverage to the Partnership’s assets allocated to it of 1.5 times the Partnership’s net assets allocated to WCM, which such leverage may be adjusted from time to time in accordance with the applicable management agreement. The applicable management agreement automatically renews on July 3, 2021 unless otherwise terminated in accordance with its terms.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2020 and 2019 are summarized below:

	For the period from October 1, 2020 to December 31, 2020	For the period from July 1, 2020 to September 30, 2020	For the period from April 1, 2020 to June 30, 2020	For the period from January 1, 2020 to March 31, 2020
Interest income	$9,045	$11,149	$14,705	$170,801
Net expenses	(634,983)	(681,484)	(892,998)	(1,050,261)
Total trading results	5,043,741	3,506,566	3,197,311	(14,099,202)

Net income (loss)	$4,417,803	$2,836,231	$2,319,018	$(14,978,662)

Increase (decrease) in net asset value per Unit:
Class A	$1.43	$0.79	$0.63	$(3.99)

Class Z	$0.62	$0.35	$0.31	$(1.62)

	For the period from October 1, 2019 to December 31, 2019	For the period from July 1, 2019 to September 30, 2019	For the period from April 1, 2019 to June 30, 2019	For the period from January 1, 2019 to March 31, 2019
Interest income	$249,740	$317,882	$332,267	$344,031
Net expenses	(1,181,841)	(1,165,273)	(1,089,663)	(1,067,377)
Total trading results	(2,206,949)	10,156,554	5,287,695	5,407,655

Net income (loss)	$(3,139,050)	$9,309,163	$4,530,299	$4,684,309

Increase (decrease) in net asset value per Unit:
Class A	$(0.83)	$2.35	$1.10	$1.13

Class Z	$(0.30)	$1.01	$0.50	$0.50

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

The Annual Report for the year ended December 31, 2020, included in “Item 8. Financial Statements and Supplementary Data.”, includes the General Partner’s report on internal control over financial reporting.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to December 31, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or responsible for supervising those who are).

Patrick T. Egan, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President of the General Partner and Chairman of the Board of Directors. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 49, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Matthew R. Graver, age 53, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, where his responsibilities include acting as Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since October 2015, Mr. Graver has been a director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator, where his responsibilities include corporate governance, and he has been listed as a principal of Morgan Stanley AIP Capital GP Ltd. since November 2015. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 62, has been a Director of the General Partner since September 2018 and listed as a principal since October 2018, where her responsibilities include general management and oversight of the General Partner. She has been a Managing Director of Morgan Stanley Investment Management, a financial services firm, since January 2007 and, since December 2004, has been the head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. Since May 2006, Ms. Jennings has been a vice president of Chromatics Bytes LLC, a software consulting company. In this role she reviews book drafts and articles on Objective-C programming; she does not receive remuneration. From July 1995 to December 2004, Ms. Jennings was employed in the Operations Division of Morgan Stanley Investment Management working on strategic projects and covering operations risk. From August 1993 to July 1995, Ms. Jennings was employed by J.P. Morgan Chase, a financial services firm, as a Vice President in the Global Technology and Operations division overseeing dividend and corporate action systems. From September 1992 to August 1993, Ms. Jennings was employed by Lehman Brothers, a financial services firm, as an Assistant Vice President of Technology responsible for accounting system implementations. From March 1985 to August 1992, Ms. Jennings was employed by the Technology Department of Morgan Stanley, a financial services firm, as an IT professional covering accounting, global custody and reference data systems. Ms. Jennings earned a master’s degree in International Relations from the University of North Carolina at Chapel Hill and has a B.A. degree from the International Program at Keio University in Japan.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Ceres, which is responsible for the administration of the business affairs of the Partnership. Effective January 1, 2021, the Partnership will pay the General Partner a monthly administrative fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the Partnership’s net assets (plus “notional” funds, if any) as of the beginning of each month. From July 1, 2020 to December 31, 2020, the Partnership paid Ceres an administrative and General Partner’s fee equal to an annual rate of 1.75% (paid monthly) of the Partnership’s net assets (plus “notional” funds, if any) as of the first day of each month. Prior to July 1, 2020, the Partnership paid Ceres an administrative and General Partner’s fee equal to an annual rate of 2.00% (paid monthly) of the Partnership’s net assets (plus “notional” funds, if any) as of the first day of each month. Prior to January 1, 2021, the General Partner paid or reimbursed the Partnership for all fees and costs charged or incurred by the commodity brokers for trades executed on behalf of the Partnership, and for all ordinary administrative and offering expenses. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners – As of February 28, 2021, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

(b)

Security Ownership of Management – Under the terms of the Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2020:

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

Item 14. Principal Accountant Fees and Services.

Effective January 1, 2021, the Partnership directly pays all of its accounting fees, as incurred, and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets. Prior to January 1, 2021, the General Partner paid or reimbursed the Partnership for all accounting fees.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2020 and 2019 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2020	$72,000
2019	$70,000

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2020 and 2019 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements:

Statements of Financial Condition at December 31, 2020 and 2019.

Condensed Schedule of Investments at December 31, 2020 and 2019.

Statements of Income and Expenses for the years ended December 31, 2020, 2019 and 2018.

Statements of Changes in Partners’ Capital for the years ended December 31, 2020, 2019 and 2018.

Notes to Financial Statements.

(2) Exhibits:

3.01

Ninth Amended and Restated Limited Partnership Agreement, dated as of November 23, 2020, is incorporated by reference from Exhibit 3.1 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on November 25, 2020.

3.02

Certificate of Limited Partnership, dated July 15, 1998, is incorporated by reference from Exhibit 3.02 of the Partnership’s Registration Statement on Form S-1 (File No. 333-60115) filed with the Securities and Exchange Commission on July 29, 1998.

3.03

Certificate of Amendment of Certificate of Limited Partnership, dated as of November 1, 2001 (changing its name from Morgan Stanley Dean Witter Charter Graham L.P. to Morgan Stanley Charter Graham L.P.), is incorporated by reference from Exhibit 3.01 of the Partnership’s Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.

3.04

Certificate of Amendment of Certificate of Limited Partnership, dated June 1, 2009 (changing the name and mailing address of the general partner of the Partnership), is incorporated by reference from Exhibit 3.04 of the Partnership’s Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on June 4, 2009.

3.05

Certificate of Amendment of Certificate of Limited Partnership, dated September 29, 2009 (changing its name from Morgan Stanley Charter Graham L.P. to Morgan Stanley Smith Barney Charter Graham L.P.), is incorporated by reference from Exhibit 3.05 of the Partnership’s Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on October 5, 2009.

3.06

Certificate of Amendment of Certificate of Limited Partnership, dated August 23, 2010 (changing its name from Morgan Stanley Smith Barney Charter Graham L.P. to Managed Futures Charter Graham L.P.), is incorporated by reference from Exhibit 99.3.1 of the Partnership’s Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on August 31, 2010.

3.07

Certificate of Amendment of Certificate of Limited Partnership, dated as of November 20, 2012 and effective November 30, 2012 (changing its name from Managed Futures Charter Graham L.P. to Managed Futures Premier Graham L.P.) is incorporated by reference from Exhibit 3.1 of the Partnership’s Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on December 5, 2012.

3.08

Certificate of Amendment of Certificate of Limited Partnership, dated October 2, 2020 (changing its name from Managed Futures Premier Graham L.P. to Ceres Classic L.P.), is incorporated by reference from Exhibit 3.1 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on October 13, 2020.

4.01	Description of Securities (filed herewith).

10.01

Management Agreement, dated as of November 6, 1998, among the Partnership, the General Partner, and Graham Capital Management, L.P., is incorporated by reference from Exhibit 10.01 of the Partnership’s Quarterly Report on Form 10-Q (File No. 000-25603) filed with the Securities and Exchange Commission on May 17, 1999.

10.01(a)

Amendment No.  1 to Management Agreement, dated as of April 1, 2014, among the Partnership, the General Partner and Graham Capital Management, L.P., is incorporated by reference from Exhibit 10.01 of the Partnership’s Quarterly Report on Form 10-Q (File No. 000-25603) filed with the Securities and Exchange Commission on May 13, 2014.

10.01(b)

Amendment No.  2 to Management Agreement, dated January 29, 2019 and effective as of February  1, 2019, among the Partnership, the General Partner and Graham Capital Management, L.P., is incorporated by reference from Exhibit 10.1 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on February 7, 2019.

10.01(c)

Amendment No.  3 to Management Agreement, dated December 16, 2020 and effective as of January 1, 2021, by and among the Partnership, the General Partner and Graham, is incorporated by reference from Exhibit 10.4 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on January 7, 2021.

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

10.04

Amended and Restated Customer Agreement between the Partnership and Dean Witter Reynolds Inc., dated as of November 13, 2000, is incorporated by reference from Exhibit 10.01 of the Partnership’s Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.

10.04(a)

Amendment No.  1 to the Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW Inc., dated as of July 31, 2003 and effective August 1, 2003, is incorporated by reference from Exhibit 10.05(a) of the Partnership’s Form 10-Q (File No. 0-25603) filed with the Securities and Exchange Commission on November 10, 2005.

10.04(b)

Amendment No.  2 to the Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW Inc., dated as of July 1, 2005, is incorporated by reference from Exhibit 10.05(b) of the Partnership’s Form 10- Q (File No. 0-25603) filed with the Securities and Exchange Commission on August 12, 2005.

10.05

Amended and Restated Commodity Futures Customer Agreement, between MS&Co. and the Funds listed on Appendix A thereto, dated as of November 12, 2013, is incorporated by reference from Exhibit 10.01 of the Partnership’s Form 10-Q (File No. 000-25603) filed with the Securities and Exchange Commission on November 13, 2013.

10.05(a)

Supplement, dated as of July 25, 2017, to the Amended and Restated Commodity Futures Customer Agreement, between MS&Co. and the Funds listed on Appendix A thereto, dated as of November 12, 2013, is incorporated by reference from Exhibit 10.1 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on July 31, 2017.

10.06

Customer Agreement, by and among the Partnership and Morgan Stanley & Co. International Limited, dated as of November 6, 2000, is incorporated by reference from Exhibit 10.04 of the Partnership’s Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.

10.07

Foreign Exchange and Options Master Agreement between MS&Co. and the Partnership, dated as of August 30, 1999, is incorporated by reference from Exhibit 10.05 of the Partnership’s Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.

10.08

Securities Account Control Agreement, among the Partnership, MS&Co. and Dean Witter Reynolds Inc., dated as of May 1, 2000, is incorporated by reference from Exhibit 10.03 of the Partnership’s Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on November 6, 2001.

10.09

Amended and Restated Alternative Investment Selling Agent Agreement, dated as of March 3, 2016, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto, is incorporated by reference from Exhibit 10.1 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on March 8, 2016.

10.09(a)

Amended to the Amended and Restated Alternative Investment Selling Agreement, dated as of July 1, 2020, by and among the Partnership, the General Partner, Morgan Stanley Wealth Management and the other partnerships listed on Schedule 1 thereto, is incorporated by reference from Exhibit 10.1 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on July 8, 2020.

10.09(b)

Amended to the Amended and Restated Alternative Investment Selling Agent Agreement, dated as of December 31, 2020 and effective as of January 1, 2021, by and among the Partnership, the General Partner, Morgan Stanley Wealth Management and the other partnerships listed on Schedule 1 thereto, is incorporated by reference from Exhibit 10.5 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on January 7, 2021.

10.10

U.S. Treasury Securities Purchase Authorization Agreement, effective as of June 1, 2015, by and among MS&Co. and the Partnership, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on November 4, 2015.

10.11

Amended and Restated Master Services Agreement, effective as of March 31, 2015, by and among SS&C Technologies, Inc., the General Partner and each of the collective investment vehicles listed in Schedule C thereto, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on August 6, 2015.

10.12

Escrow Agreement, dated August 17, 2017, by and among Ceres Managed Futures LLC, the funds listed on Schedule A thereto, UMB Fund Services, Inc., and UMB Bank, N.A., as amended, dated September 5, 2017, is incorporated by reference from Exhibit 10.1 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on September 8, 2017.

10.13

Transfer Agency Agreement, dated as of August 17, 2017, by and between Ceres Managed Futures LLC, the funds listed on Schedule A thereto, and UMB Fund Services, Inc., as amended, dated September 5, 2017, is incorporated by reference from Exhibit 10.2 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on September 8, 2017.

10.14

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

10.14(a)

Alternative to the Alternative Investment Selling Agent Agreement, dated as of July 1, 2020, by and among the Partnership, the General Partner, MSDI and Harbor, is incorporated by reference from Exhibit 10.2 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on July 8, 2020.

10.14(b)

Alternative to the Alternative Investment Selling Agent Agreement, dated as of December 31, 2020 and effective as of January 1, 2021, by and among the Partnership, the General Partner, MSDI and Harbor, is incorporated by reference from Exhibit 10.6 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on January 7, 2021.

10.15

Management Agreement, dated as of December 18, 2020 and effective as of January 1, 2021, by and among the Partnership, the General Partner and Campbell, is incorporated by reference from Exhibit 10.1 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on January 7, 2021.

10.16

Management Agreement, dated as of December 16, 2020 and effective as of January 1, 2021, by and among the Partnership, the General Partner and EMC, is incorporated by reference from Exhibit 10.2 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on January 7, 2021.

10.17	Amended and Restated Management Agreement, dated as of July 3, 2014, among the Partnership, the General Partner, Winton Capital Management Limited and CMF Winton Master L.P. (filed herewith).

10.17(a)

Amendment No.  1 to Management Agreement, dated as of December 22, 2020 and effective as of January  1, 2021, by and among the Partnership, the General Partner, Winton Capital Management Limited and CMF Winton Master L.P., is incorporated by reference from Exhibit 10.3 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on January 7, 2021.

10.17(b)

Amendment No.  2 to Management Agreement, dated as of December 31, 2020 and effective as of January  1, 2021, by and among the Partnership, the General Partner, Winton Capital Management Limited and CMF Winton Master L.P., is incorporated by reference from Exhibit 10.1 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on January 8, 2021.

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
Date: March 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick T. Egan	/s/ Matthew R. Graver
Patrick T. Egan	Matthew R. Graver
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 25, 2021	Date: March 25, 2021

/s/ Steven Ross	/s/ Etsuko Jennings
Steven Ross	Etsuko Jennings
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 25, 2021
Date: March 25, 2021

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.