Form 10-Q
period 2021-03-31
Ceres Classic L.P.
filed 2021-05-12
CIK 1066656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

Yes    No X

As of April 30, 2021, 6,632,874.564 Limited Partnership Class A Units were outstanding and 11,079.649 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Classic L.P.

Statements of Financial Condition

	March 31, 2021 (Unaudited)	December 31, 2020
Assets:
Investment in the Trading Company(1) , at fair value	$40,647,150	$-
Redemptions receivable from the Trading Company	1,554,613	-

Equity in trading account:
Unrestricted cash	86,460,824	44,958,423
Restricted cash	19,727,027	15,232,825
Net unrealized appreciation on open futures contracts	-	3,773,179
Net unrealized appreciation on open forward contracts	2,691,883	608,548

Total equity in trading account	108,879,734	64,572,975

Expense reimbursement receivable	-	9,406
Interest receivable	1,413	2,380

Total assets	$151,082,910	$64,584,761

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$127,332	$-
Accrued expenses:
Administrative and General Partner’s fees	92,232	89,047
Management fees	158,463	68,694
Incentive fees	538,838	-
Professional fees	75,235	-
Redemptions payable to Limited Partners	2,870,692	2,977,462

Total liabilities	3,862,792	3,135,203

Partners’ Capital:
General Partner, Class Z, 184,481.234 and 101,536.878 Units outstanding at March 31, 2021 and December 31, 2020, respectively	1,696,817	904,065
Limited Partners, Class A, 6,693,118.035 and 2,873,697.998 Units outstanding at March 31, 2021 and December 31, 2020, respectively	145,421,410	60,545,493
Limited Partners, Class Z, 11,079.649 and 0.000 Units outstanding at March 31, 2021 and December 31, 2020, respectively	101,891	-

Total partners’ capital (net asset value)	147,220,118	61,449,558

Total liabilities and partners’ capital	$151,082,910	$64,584,761

Net asset value per Unit:
Class A	$21.73	$21.07

Class Z	$9.20	$8.90

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Classic L.P.

Condensed Schedule of Investments

March 31, 2021

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	62	$(20,364)	(0.01)%
Energy	229	(670,980)	(0.46)
Grains	506	417,492	0.28
Indices	545	692,388	0.47
Interest Rates U.S.	1,147	(764,493)	(0.52)
Interest Rates Non-U.S.	2,314	(210,514)	(0.14)
Livestock	32	20,560	0.01
Metals	35	(298,413)	(0.20)
Softs	159	(213,792)	(0.14)

Total futures contracts purchased		(1,048,116)	(0.71)

Futures Contracts Sold
Currencies	76	37,478	0.02
Energy	44	9,244	0.01
Grains	32	(9,595)	(0.01)
Indices	86	(58,014)	(0.04)
Interest Rates U.S.	689	867,747	0.59
Interest Rates Non-U.S.	1,275	17,336	0.01
Livestock	17	(14,530)	(0.01)
Metals	43	13,501	0.01
Softs	80	57,617	0.04

Total futures contracts sold		920,784	0.62

Net unrealized depreciation on open futures contracts		$(127,332)	(0.09)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$265,331,396	$3,701,051	2.51%
Metals	206	1,384,192	0.94

Total unrealized appreciation on open forward contracts		5,085,243	3.45

Unrealized Depreciation on Open Forward Contracts
Currencies	$168,156,104	(1,630,383)	(1.11)
Metals	167	(762,977)	(0.52)

Total unrealized depreciation on open forward contracts		(2,393,360)	(1.63)

Net unrealized appreciation on open forward contracts		$2,691,883	1.82%

Investment in the Trading Company
CMF Winton Master L.P.		$40,647,150	27.61%

See accompanying notes to financial statements.

Ceres Classic L.P.

Condensed Schedule of Investments

December 31, 2020

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	5	$3,505	0.01%
Energy	42	16,480	0.03
Grains	292	1,365,431	2.22
Indices	570	1,527,501	2.49
Interest Rates U.S.	314	(27,131)	(0.05)
Interest Rates Non-U.S.	1,330	207,805	0.34
Metals	85	578,642	0.94
Softs	89	74,260	0.12

Total futures contracts purchased		3,746,493	6.10

Futures Contracts Sold
Currencies	29	16,319	0.03
Energy	186	(19,896)	(0.03)
Indices	67	40,340	0.06
Interest Rates U.S.	145	(41,711)	(0.07)
Interest Rates Non-U.S.	225	31,285	0.05
Softs	3	349	0.00 *

Total futures contracts sold		26,686	0.04

Net unrealized appreciation on open futures contracts		$3,773,179	6.14%

Unrealized Appreciation on Open Forward Contracts
Currencies	$79,799,689	$546,367	0.89%
Metals	74	927,155	1.51

Total unrealized appreciation on open forward contracts		1,473,522	2.40

Unrealized Depreciation on Open Forward Contracts
Currencies	$60,084,486	(763,174)	(1.24)
Metals	38	(101,800)	(0.17)

Total unrealized depreciation on open forward contracts		(864,974)	(1.41)

Net unrealized appreciation on open forward contracts		$608,548	0.99%

* Due to rounding.

See accompanying notes to financial statements.

Ceres Classic L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income:
Interest income	$10,302	$170,801
Interest income allocated from the Trading Company	4,086	-

Total investment income	14,388	170,801

Expenses:
Expenses allocated from the Trading Company	51,207	-
Clearing fees	93,617	44,415
Administrative and General Partner’s fees	278,789	394,281
Ongoing placement agent fees	274,820	389,839
Management fees	479,604	266,141
Incentive fees	538,838	-
Professional fees	136,414	-

Total expenses	1,853,289	1,094,676
Expenses reimbursed by the General Partner	-	(44,415)

Net expenses	1,853,289	1,050,261

Net investment loss	(1,838,901)	(879,460)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	5,418,637	(19,707,205)
Net realized gains (losses) on closed contracts allocated from the Trading Company	4,807,136	-
Net change in unrealized gains (losses) on open contracts	(1,813,173)	5,608,003
Net change in unrealized gains (losses) on open contracts allocated from the Trading Company	(2,083,613)	-

Total trading results	6,328,987	(14,099,202)

Net income (loss)	$4,490,086	$(14,978,662)

Net income (loss) per Unit*:
Class A	$0.66	$(3.99)

Class Z	$0.30	$(1.62)

Weighted average Units outstanding:
Class A	6,970,190.296	3,713,962.776

Class Z	238,081.761	101,536.878

*    Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Ceres Classic L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2019	$83,168,125	3,744,360.651	$938,707	101,536.878	$84,106,832	3,845,897.529
Subscriptions - Limited Partners	25,000	1,155.802	-	-	25,000	1,155.802
Redemptions - Limited Partners	(2,556,091)	(132,707.471)	-	-	(2,556,091)	(132,707.471)
Net income (loss)	(14,814,065)	-	(164,597)	-	(14,978,662)	-

Partners’ Capital, March 31, 2020	$65,822,969	3,612,808.982	$774,110	101,536.878	$66,597,079	3,714,345.860

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2020	$60,545,493	2,873,697.998	$904,065	101,536.878	$61,449,558	2,975,234.876
Subscriptions - General Partner	-	-	1,841,454	206,904.961	1,841,454	206,904.961
Subscriptions - Limited Partners	89,741,721	4,259,217.890	99,016	11,079.649	89,840,737	4,270,297.539
Redemptions - General Partner	-	-	(1,085,094)	(123,960.605)	(1,085,094)	(123,960.605)
Redemptions - Limited Partners	(9,316,623)	(439,797.853)	-	-	(9,316,623)	(439,797.853)
Net income (loss)	4,450,819	-	39,267	-	4,490,086	-

Partners’ Capital, March 31, 2021	$145,421,410	6,693,118.035	$1,798,708	195,560.883	$147,220,118	6,888,678.918

See accompanying notes to financial statements.

Ceres Classic L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Ceres Classic L.P. (the “Partnership”) is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

As of March 31, 2021, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Prior to January 1, 2021, Graham was the sole trading advisor to the Partnership, and managed the assets of the Partnership pursuant to its K4D-15V Program, Graham’s proprietary, trend-following trading program. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.

As of January 1, 2021, the Partnership invested a portion of its assets in CMF Winton Master L.P., organized in New York as a limited partnership (“CMF Winton” or the “Trading Company”). The Partnership and any other feeder fund investing in the Trading Company constitute the limited partners of the Trading Company. The Trading Company is managed by Ceres Managed Futures LLC. CMF Winton has a single account with WCM. The Trading Company may and will, among other things, trade, buy, sell, spread, or otherwise acquire, hold or dispose of Futures Interests.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2021.

During the reporting periods ended March 31, 2021 and 2020, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.

Effective October 2, 2020, the Partnership changed its name from Managed Futures Premier Graham L.P. to Ceres Classic L.P.

As of March 31, 2021, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units. The Partnership previously offered Units in Class D; however, no Limited Partners hold Class D Units as of March 31, 2021, and Class D Units are no longer offered.

Each of Class A and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units; however, Class Z Units are not subject to an ongoing placement agent fee.

Ceres Classic L.P.

Notes to Financial Statements

(Unaudited)

The monthly management fee paid by the Partnership to Graham is equal to 1/12th of 1.25% (1.25% annual rate) of the Partnership’s net assets allocated to Graham as of the first day of each month. Prior to January 1, 2021, the monthly management fee paid by the Partnership to Graham was 1/12th of 1.35% (1.35% annual rate) of the Partnership’s net assets as of the first day of each month. The Partnership pays Graham an incentive fee of 18% of new trading profits annually.

The Partnership pays WCM a flat-rate monthly fee equal to 1/12th of 1.5% (1.5% annual rate) of the Partnership’s net assets allocated to WCM as at the beginning of the relevant month, which is equal to the prior month end net assets, net of all fees and expenses for the previous month, and decreased by any redemptions for such prior month end and increased by any subscriptions for the current month. In addition, the Partnership pays WCM a quarterly incentive fee equal to 20% of new trading profits earned by WCM in each quarterly period. Pursuant to the management agreement with WCM, no incentive fee will be paid to WCM with respect to the Partnership until it has (i) recouped a certain loss carryforward and (ii) earned new trading profits (as defined in the applicable management agreement) from and after January 1, 2021. The loss carryforward applied to the Partnership will be adjusted according to the Partnership’s assets allocated to WCM as of January 1, 2021.

The Partnership pays Campbell a flat rate monthly fee equal to 1/12th of 1.25% (1.25% annual rate) of the beginning of the month net asset value allocated to Campbell, and the Partnership pays Campbell a quarterly incentive fee equal to 20% of trading profits earned by Campbell in each quarterly period.

The Partnership pays EMC a flat rate monthly fee equal to 1/12th of 0.875% (0.875% annual rate) of the beginning of the month net asset value allocated to EMC, and the Partnership pays EMC a quarterly incentive fee equal to 20% of trading profits earned by EMC in each quarterly period.

The ongoing placement agent fee paid by the Partnership to Morgan Stanley Wealth Management for Class A unit holders is equal to an annual rate of 0.75% of the adjusted net assets of Class A units (computed monthly by multiplying the adjusted net assets of the Class A units by 0.75% and dividing the result thereof by 12). Prior to January 1, 2021, the ongoing placement agent fee paid by the Partnership to Morgan Stanley Wealth Management for Class A unit holders was equal to an annual rate of 1.00% of the adjusted net assets of Class A units (computed monthly by multiplying the adjusted net assets of the Class A units by 1.00% and dividing the result thereof by 12). Prior to July 1, 2020, the ongoing placement agent fee paid by the Partnership to Morgan Stanley Wealth Management for Class A unit holders was equal to an annual rate of 2.00% of the adjusted net assets of Class A units (computed monthly by multiplying the adjusted net assets of the Class A units by 2.00% and dividing the result thereof by 12).

The administrative and general partner fee paid by the Partnership to Ceres for all limited partners is equal to an annual rate of 0.75% of the Partnership’s net assets (as defined in the Partnership’s Limited Partnership Agreement). Prior to January 1, 2021, the administrative and general partner fee paid by the Partnership to Ceres was equal to an annual rate of 1.75% of the Partnership’s net assets (as defined in the Partnership’s Limited Partnership Agreement). Prior to July 1, 2020, the administrative and general partner fee paid by the Partnership to Ceres was equal to an annual rate of 2.00% of the Partnership’s net assets (as defined in the Partnership’s Limited Partnership Agreement).

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

The Trading Company has entered into a foreign exchange brokerage account agreement and a futures brokerage account agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. Pursuant to these agreements, the Partnership, directly or indirectly through its investment in the Trading Company, pays MS&Co. (or will reimburse MS&Co., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

Ceres Classic L.P.

Notes to Financial Statements

(Unaudited)

The Partnership has also entered into a selling agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management is paid a monthly ongoing selling agent fee at the rates described above. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisors of Morgan Stanley Wealth Management who sell Class A Units.

On July 12, 2017, the Trading Company entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the Trading Company and, indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. Under the FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the Trading Company during a month.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2021 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2021 and 2020. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of and for the year ended December 31, 2020.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended March 31, 2021 and 2020, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Ceres Classic L.P.

Notes to Financial Statements

(Unaudited)

Partnership’s Investment in the Trading Company. The Partnership carries its investment in the Trading Company at fair value based on the Trading Company’s net asset value per redeemable unit, as a practical expedient, as calculated by the Trading Company.

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

Partnership’s Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At March 31, 2021 and December 31, 2020, the amount of cash held for margin requirements was $19,727,027 and $15,232,825, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(372,759) (proceeds of $376,224) and $(415,847) (proceeds of $415,309) as of March 31, 2021 and December 31, 2020, respectively.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

Ceres Classic L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021		2020
	Class A	Class Z	Class A
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$0.92	$0.40	$(3.75)
Net investment loss	(0.26)	(0.10)	(0.24)

Increase (decrease) for the period	0.66	0.30	(3.99)
Net asset value per Unit, beginning of period	21.07	8.90	22.21

Net asset value per Unit, end of period	$21.73	$9.20	$18.22

	Three Months Ended March 31,
	2021		2020
	Class A	Class Z	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.6)%	(3.2)%	(4.7)%

Operating expenses	4.3%	2.8%	5.8%
Expenses reimbursed by the General Partner	-%	-%	(0.2)%
Incentive fees	0.4%	0.4%	-%

Total expenses	4.7%	3.2%	5.6%

Total return:
Total return before incentive fees	3.5%	3.7%	(18.0)%
Incentive fees	(0.4)%	(0.3)%	-%

Total return after incentive fees	3.1%	3.4%	(18.0)%

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

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Trading Company.

Ceres Classic L.P.

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

The General Partner estimates that, at any given time, approximately 22.0% to 40.9% of the Partnership’s contracts are traded over-the-counter.

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

Notes to Financial Statements

(Unaudited)

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2021 and 2020 were 8,003 and 4,198, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2021 and 2020 were 488 and 626, respectively. The monthly average notional values of currency forward contracts traded during the three months ended March 31, 2021 and 2020 were $589,582,105 and $319,518,988, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of March 31, 2021 and December 31, 2020, respectively.

March 31, 2021	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$2,738,655	$(2,738,655)	$-	$-	$-	$-
Forwards	5,085,243	(2,393,360)	2,691,883	-	-	2,691,883

Total assets	$7,823,898	$(5,132,015)	$2,691,883	$-	$-	$2,691,883

Liabilities
Futures	$(2,865,987)	$2,738,655	$(127,332)	$-	$127,332	$-
Forwards	(2,393,360)	2,393,360	-	-	-	-

Total liabilities	$(5,259,347)	$5,132,015	$(127,332)	$-	$127,332	$-

Net fair value						$2,691,883	*

Ceres Classic L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$4,122,810	$(349,631)	$3,773,179	$-	$-	$3,773,179
Forwards	1,473,522	(864,974)	608,548	-	-	608,548

Total assets	$5,596,332	$(1,214,605)	$4,381,727	$-	$-	$4,381,727

Liabilities
Futures	$(349,631)	$349,631	$-	$-	$-	$-
Forwards	(864,974)	864,974	-	-	-	-

Total liabilities	$(1,214,605)	$1,214,605	$-	$-	$-	$-

Net fair value						$4,381,727	*

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

Ceres Classic L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2021 and December 31, 2020, respectively.

	March 31, 2021
Assets
Futures Contracts
Currencies	$68,717
Energy	34,491
Grains	655,362
Indices	792,136
Interest Rates U.S.	878,130
Interest Rates Non-U.S.	134,350
Livestock	32,473
Metals	71,706
Softs	71,290

Total unrealized appreciation on open futures contracts	2,738,655

Liabilities
Futures Contracts
Currencies	(51,603)
Energy	(696,227)
Grains	(247,465)
Indices	(157,762)
Interest Rates U.S.	(774,876)
Interest Rates Non-U.S.	(327,528)
Livestock	(26,443)
Metals	(356,618)
Softs	(227,465)

Total unrealized depreciation on open futures contracts	(2,865,987)

Net unrealized depreciation on open futures contracts	$(127,332)	*

Assets
Forward Contracts
Currencies	$3,701,051
Metals	1,384,192

Total unrealized appreciation on open forward contracts	5,085,243

Liabilities
Forward Contracts
Currencies	(1,630,383)
Metals	(762,977)

Total unrealized depreciation on open forward contracts	(2,393,360)

Net unrealized appreciation on open forward contracts	$2,691,883	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Ceres Classic L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2020
Assets
Futures Contracts
Currencies	$23,052
Energy	109,229
Grains	1,365,721
Indices	1,611,029
Interest Rates U.S.	64,049
Interest Rates Non-U.S.	291,892
Metals	581,429
Softs	76,409

Total unrealized appreciation on open futures contracts	4,122,810

Liabilities
Futures Contracts
Currencies	(3,228)
Energy	(112,645)
Grains	(290)
Indices	(43,188)
Interest Rates U.S.	(132,891)
Interest Rates Non-U.S.	(52,802)
Metals	(2,787)
Softs	(1,800)

Total unrealized depreciation on open futures contracts	(349,631)

Net unrealized appreciation on open futures contracts	$3,773,179	*

Assets
Forward Contracts
Currencies	$546,367
Metals	927,155

Total unrealized appreciation on open forward contracts	1,473,522

Liabilities
Forward Contracts
Currencies	(763,174)
Metals	(101,800)

Total unrealized depreciation on open forward contracts	(864,974)

Net unrealized appreciation on open forward contracts	$608,548	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Ceres Classic L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
Sector	2021		2020
Currencies	$1,160,513		$(1,459,803)
Energy	1,677,819		661,332
Grains	1,536,622		667,216
Indices	3,495,310		(28,956,085)
Interest Rates U.S.	(1,937,227)		10,638,122
Interest Rates Non-U.S.	(2,541,160)		2,529,822
Livestock	(14,325)		—
Metals	93,779		2,286,240
Softs	134,133		(466,046)

Total	$3,605,464	***	$(14,099,202)	***

*** This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

Partnership’s and the Trading Company’s Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Partnership and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2021 and December 31, 2020 and for the periods ended March 31, 2021 and 2020, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,738,655	$2,738,655	$-	$-
Forwards	5,085,243	-	5,085,243	-

Total assets	$7,823,898	$2,738,655	$5,085,243	$-

Liabilities
Futures	$2,865,987	$2,865,987	$-	$-
Forwards	2,393,360	-	2,393,360	-

Total liabilities	$5,259,347	$2,865,987	$2,393,360	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,122,810	$4,122,810	$-	$-
Forwards	1,473,522	-	1,473,522	-

Total assets	$5,596,332	$4,122,810	$1,473,522	$-

Liabilities
Futures	$349,631	$349,631	$-	$-
Forwards	864,974	-	864,974	-

Total liabilities	$1,214,605	$349,631	$864,974	$-

7.	Investment in the Trading Company:

On January 1, 2021, the assets allocated to WCM for trading were invested in CMF Winton, a limited partnership organized under the partnership laws of the State of New York. CMF Winton permits accounts managed by WCM using the Winton Futures Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of CMF Winton. Individual and pooled accounts currently managed by WCM, including the Partnership, are permitted to be limited partners of CMF Winton. The General Partner and WCM believe that trading through this structure promotes efficiency and economy in the trading process. The General Partner and WCM have agreed that WCM will trade the Partnership’s assets allocated to WCM at a level that is up to 1.5 times the amount of assets allocated, provided that the General Partner may instruct WCM to change such level in accordance with the investment management agreement from time to time.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2021.

The Partnership’s/Trading Company’s trading of futures, forward, swap, and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Partnership/Trading Company engage in such trading through commodity brokerage accounts maintained with MS&Co.

Generally, a limited partner in the Trading Company may withdraw all or part of its capital contribution and undistributed profits, if any, from the Trading Company as of the end of any month (the “Redemption Date”) after a request has been made to the Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Trading Company. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the Trading Manager at least three days in advance of the proposed withdrawal date.

Management fees, General Partner fees, ongoing selling fees and incentive fees are charged at the Partnership level. All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Trading Company and allocated to the Trading Company’s limited partners, including the Partnership. Professional fees are borne by the Trading Company and allocated to the Partnership, and also charged directly at the Partnership level.

Ceres Classic L.P.

Notes to Financial Statements

(Unaudited)

At March 31, 2021, the Partnership owned approximately 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following table:

	March 31, 2021
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$42,306,679	$1,659,973	$40,646,706

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following table:

	For the three months ended March 31, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$(47,121)	$2,723,523	$2,676,402

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Trading Company is shown in the following table:

	March 31, 2021		For the three months ended March 31, 2021
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Professional Fees
CMF Winton(a)	27.61%	$40,647,150	$2,727,609	$37,920	$13,287	$2,676,402	Commodity Portfolio	Monthly

(a)	On January 1, 2021, the Partnership invested into CMF Winton.

8.	Subsequent Events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Trading Company, (ii) redemptions receivable from the Trading Company, (iii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, (iv) interest receivable and (v) expense reimbursement. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2021.

The Partnership’s/Trading Company’s investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership/Trading Company from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership/Trading Company from trading in potentially profitable markets or prevent the Partnership/Trading Company from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s/Trading Company’s assets.

Other than the risks inherent in commodity futures, forwards, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the General Partner knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s/Trading Company’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Units.

For the three months ended March 31, 2021, the Partnership’s capital increased 139.6% from $61,449,558 to $147,220,118. This increase was attributable to subscriptions of 4,259,217.890 Class A limited partner Units totaling $89,741,721, subscriptions of 206,904.961 Class Z General Partner Units totaling $1,841,454, subscriptions of 11,079.649 Class Z limited partner Units totaling $99,016 and a net income of $4,490,086 which was partially offset by redemptions of 439,797.853 Class A limited partner Units totaling $9,316,623 and redemptions of 123,960.605 Class Z General Partner Units totaling $1,085,094. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

The Partnership/Trading Company records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2021, the net asset value per Unit for Class A increased 3.1% from $21.07 to $21.73 as compared to a decrease of 18.0% during the first quarter of 2020. During the Partnership’s first quarter of 2021, the net asset value per Unit for Class Z increased 3.4% from $8.90 to $9.20 as compared to a decrease of 17.5% during the first quarter of 2020. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2021 of $6,328,987. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, grains, indices, metals and softs and were partially offset by losses in U.S. and non-U.S. interest rates and livestock. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2020 of $14,099,202. Losses were primarily attributable to the Partnership’s trading of Futures Interests in currencies, indices and softs and were partially offset by gains in energy, grains, U.S. and non-U.S. interest rates and metals.

The Partnership’s most notable gains were experienced during February and March from long positions in U.S., Asian, and European equity index futures as stock prices rallied on an optimistic outlook for global economic growth. Within the agricultural sector, gains were achieved during January and February from long positions in corn and soybean futures as prices advanced on strengthening consumer demand and weather related concerns in growing regions. Within the energy sector, gains were achieved during February from long futures positions in crude oil and its refined products as prices surged on an outlook for increased global demand. Additional gains were experienced within the currency markets primarily during March from short positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar advanced as the rollout of the COVID-19 vaccine gained momentum in the U.S. The Partnership’s overall trading gains for the first quarter were partially offset by trading losses recorded during January and February from long positions in U.S., Australian, Canadian and European bond futures as interest rates moved higher, pressuring prices lower. Within the metals sector, losses were incurred during January and March from long positions in gold and silver futures as the stronger U.S. dollar reduced demand for precious metals.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to January 1, 2021, the Partnership received monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three months ended March 31, 2021 decreased by $156,413 as compared to the corresponding period in 2020. The decrease in interest income was primarily due to lower interest rates during the three months ended March 31, 2021 as compared to the corresponding period in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2021 increased by $49,202 as compared to the corresponding period in 2020. The increase in these clearing fees was primarily due to an increase in the number of trades made by the Partnership during the three months ended March 31, 2021 as compared to the corresponding period in 2020.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three months ended March 31, 2021 decreased by $115,019 as compared to the corresponding period in 2020. The decrease was primarily due to a reduction in the ongoing placement agent fee rate to 1/12th of 0.75% for Class A Units effective January 1, 2021.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner’s fees for the three months ended March 31, 2021 decreased by $115,492 as compared to the corresponding period in 2020. The decrease was primarily due to a reduction in the General Partner fee rate to 1/12th of 0.75% effective January 1, 2021. Prior to January 1, 2021, the General Partner paid or reimbursed the Partnership for all fees and costs charged or incurred by the commodity brokers for trades executed on behalf of the Partnership, and for all ordinary administrative and offering expenses. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2021 increased by $213,463 as compared to the corresponding period in 2020. The increase was primarily due to an increase in average net assets during the three months ended March 31, 2021 as compared to the corresponding period in 2020.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreement among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three months ended March 31, 2021 resulted in incentive fees of $538,838. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Trading Advisors, the General Partner considers, among other factors, the Trading Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Trading Advisors and allocate assets to additional advisors at any time.

As of March 31, 2021, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

Advisor	March 31, 2021	March 31, 2021 (percentage of Partners’ Capital)
Campbell	$28,175,178	19%
EMC	12,298,985	8%
Graham	66,063,241	45%
WCM	40,682,714	28%

For additional disclosures about operational and financial risk related to the COVID-19 outbreak, refer to Part II, Item 5. “Other Information.” in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Introduction

The Partnership and the Trading Company are commodity pools engaged primarily in the speculative trading of Futures Interests. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership’s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

Quantifying the Partnership’s and the Trading Company’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s/Trading Company’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership/Trading Company accounts for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s open positions is directly reflected in the Partnership’s/Trading Company’s earnings and cash flow.

The Partnership’s/Trading Company’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisor in their daily risk management activities.

Value at Risk is a measure of the maximum amount which the Partnership/Trading Company could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Trading Company’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership/Trading Company could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Trading Company’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Trading Company’s losses in any market sector will be limited to Value at Risk or by the Partnership’s/Trading Company’s attempts to manage its market risk.

Exchange margin requirements have been used by the Partnership/Trading Company as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first trading Value at Risk table reflect the market sensitive instruments held by the Partnership directly and through its investments in the Trading Company. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by certain Trading Advisors) and indirectly by the Trading Company separately. There have been no material changes in the trading Value at Risk, non-trading risk and risk management information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2021. As of March 31, 2021, the Partnership’s total capitalization was $147,220,118.

March 31, 2021
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,587,007	6.51%
Energy	1,942,329	1.32
Grains	1,323,609	0.90
Indices	5,972,861	4.06
Interest Rates U.S.	1,048,238	0.71
Interest Rates Non-U.S.	1,491,847	1.01
Livestock	268,152	0.18
Metals	1,599,934	1.09
Softs	692,034	0.47

Total	$23,926,011	16.25%

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of March 31, 2021 and December 31, 2020, and the highest, lowest and average values during the three months ended March 31, 2021 and for the twelve months ended December 31, 2020. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of March 31, 2021, the Partnership’s total capitalization was $147,220,118.

March 31, 2021
			Three Months Ended March 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,790,899	5.29%	$9,753,825	$4,585,900	$6,983,115
Energy	1,386,756	0.94	2,081,351	626,844	1,526,950
Grains	1,032,873	0.70	1,032,873	432,300	937,578
Indices	5,043,591	3.42	8,684,936	3,945,956	5,986,148
Interest Rates U.S.	952,369	0.65	1,273,735	321,052	825,322
Interest Rates Non-U.S.	1,223,209	0.83	3,120,174	1,223,209	2,374,895
Livestock	100,292	0.07	105,572	-	56,403
Metals	1,249,849	0.85	2,352,311	1,213,123	1,629,919
Softs	438,034	0.30	608,683	145,390	463,687

Total	$19,217,872	13.05%

*Average of daily Values at Risk.

As of December 31, 2020, the Partnership’s total capitalization was $61,449,558.

December 31, 2020
			Twelve Months Ended December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,585,900	7.46%	$8,589,160	$1,988,196	$4,818,773
Energy	626,844	1.02	2,552,997	413,031	1,220,747
Grains	432,300	0.70	532,703	167,620	347,194
Indices	5,876,214	9.56	7,450,314	1,787,744	4,425,043
Interest Rates U.S.	321,052	0.52	2,183,794	91,439	821,051
Interest Rates Non-U.S.	1,288,553	2.10	2,591,197	406,577	1,573,416
Metals	1,509,872	2.46	2,390,942	760,459	1,330,807
Softs	145,390	0.24	395,332	54,260	183,497

Total	$14,786,125	24.06%

*Annual average of daily Values at Risk.

As of March 31, 2021, the Trading Company’s total capitalization was $40,646,706 and the Partnership owned approximately 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of March 31, 2021 was as follows:

March 31, 2021
			Three Months Ended March 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,796,108	4.42%	$3,262,014	$1,100,239	$1,464,943
Energy	555,573	1.37	569,555	333,655	490,718
Grains	290,736	0.71	559,815	277,813	378,001
Indices	929,270	2.29	1,234,106	905,311	1,031,966
Interest Rates U.S.	95,869	0.24	297,855	95,225	165,974
Interest Rates Non-U.S.	268,638	0.66	887,489	266,178	489,493
Livestock	167,860	0.41	182,655	75,683	125,759
Metals	350,085	0.86	735,993	350,085	538,345
Softs	254,000	0.62	336,483	254,000	292,179

Total	$4,708,139	11.58%

*Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended ( “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserted claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. On March 22, 2021, the parties entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2021, there were subscriptions 4,259,217.890 Class A Units totaling $89,741,721 and subscriptions 11,079.649 Class Z Units totaling $99,016. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.

Proceeds of net offering are used for the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	180,486.227	$20.66	N/A	N/A
February 1, 2021 -February 28, 2021	127,204.323	$21.36	N/A	N/A
March 1, 2021 - March 31, 2021	132,107.303	$21.73	N/A	N/A
	439,797.853	$21.18

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to March 31, 2021. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

  Date: May 12, 2021

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer and Director (Principal Accounting Officer)

  Date: May 12, 2021

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.