Form 10-Q
period 2021-06-30
Ceres Classic L.P.
filed 2021-08-11
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X
As of July 31, 2021, 6,441,377.418 Limited Partnership Class A Units were outstanding and 11,079.649 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Classic L.P.
Statements of Financial Condition

	June 30, 2021 (Unaudited)	December 31, 2020
Assets:

Investment in the Trading Company (1) , at fair value	$43,270,350	$-
Redemptions receivable from the Trading Company	733,537	-

Equity in trading account:
Unrestricted cash	82,280,054	44,958,423
Restricted cash	25,407,247	15,232,825
Net unrealized appreciation on open futures contracts	522,994	3,773,179
Net unrealized appreciation on open forward contracts	-	608,548

Total equity in trading account	108,210,295	64,572,975

Expense reimbursement receivable	-	9,406
Interest receivable	1,333	2,380

Total assets	$152,215,515	$64,584,761

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$213,644	$-
Accrued expenses:
Administrative and General Partner’s fees	95,378	89,047
Management fees	163,934	68,694
Incentive fees	396,518	-
Professional fees	128,741	-
Redemptions payable to Limited Partners	1,218,431	2,977,462

Total liabilities	2,216,646	3,135,203

Partners’ Capital:
General Partner, Class Z, 184,481.234 and 101,536.878 Units outstanding at June 30, 2021 and December 31, 2020, respectively	1,777,593	904,065
Limited Partners, Class A, 6,519,302.377 and 2,873,697.998 Units outstanding at June 30, 2021 and December 31, 2020, respectively	148,114,524	60,545,493
Limited Partners, Class Z, 11,079.649 and 0.000 Units outstanding at June 30, 2021 and December 31, 2020, respectively	106,752	-

Total partners’ capital (net asset value)	149,998,869	61,449,558

Total liabilities and partners’ capital	$152,215,515	$64,584,761

Net asset value per Unit:
Class A	$22.72	$21.07

Class Z	$9.64	$8.90

(1)

Defined in Note 1
.
See accompanying notes to financial statements.

Ceres Classic L.P.
Condensed Schedule of Investments
June 30, 2021
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	89	$(73,490)	(0.05)%
Energy	545	1,028,187	0.69
Grains	194	210,652	0.14
Indices	603	243,743	0.16
Interest Rates U.S.	705	(199,300)	(0.13)
Interest Rates Non-U.S.	1,539	(117,626)	(0.08)
Livestock	6	(6,800)	(0.01)
Metals	44	(58,967)	(0.04)
Softs	175	45,171	0.03

Total futures contracts purchased		1,071,570	0.71

Futures Contracts Sold
Currencies	63	11,956	0.01
Energy	25	538	0.00 *
Grains	123	(106,387)	(0.07)
Indices	97	32,829	0.02
Interest Rates U.S.	739	(307,315)	(0.20)
Interest Rates Non-U.S.	2,599	(206,810)	(0.14)
Livestock	5	(1,380)	(0.00) *
Metals	36	9,005	0.01
Softs	74	18,988	0.01

Total futures contracts sold		(548,576)	(0.36)

Net unrealized appreciation on open futures contracts		$522,994	0.35%

Unrealized Appreciation on Open Forward Contracts
Currencies	$304,495,440	$4,540,754	3.03%
Metals	248	993,184	0.66

Total unrealized appreciation on open forward contracts		5,533,938	3.69

Unrealized Depreciation on Open Forward Contracts
Currencies	$234,843,886	(4,398,509)	(2.93)
Metals	240	(1,349,073)	(0.90)

Total unrealized depreciation on open forward contracts		(5,747,582)	(3.83)

Net unrealized depreciation on open forward contracts		$(213,644)	(0.14)%

Investment in the Trading Company
CMF Winton Master L.P.		$43,270,350	28.85%

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

Ceres Classic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income:
Interest income	$3,327	$14,705	$13,629	$185,506
Interest income allocated from the Trading Company	1,595	-	5,681	-

Total investment income	4,922	14,705	19,310	185,506

Expenses:
Expenses allocated from the Trading Company	43,453	-	94,660	-
Clearing fees	107,875	36,516	201,492	80,931
Administrative and General Partner’s fees	282,104	335,324	560,893	729,605
Ongoing placement agent fees	278,624	331,330	553,444	721,169
Management fees	484,542	226,344	964,146	492,485
Incentive fees	396,518	-	935,356	-
Professional fees	142,694	-	279,108	-

Total expenses	1,735,810	929,514	3,589,099	2,024,190
Expenses reimbursed by the General Partner	-	(36,516)	-	(80,931)

Net expenses	1,735,810	892,998	3,589,099	1,943,259

Net investment loss	(1,730,888)	(878,293)	(3,569,789)	(1,757,753)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	8,338,483	6,152,526	13,757,120	(13,554,679)
Net realized gains (losses) on closed contracts allocated from the Trading Company	2,466,556	-	7,273,692	-
Net change in unrealized gains (losses) on open contracts	(2,256,703)	(2,955,215)	(4,069,876)	2,652,788
Net change in unrealized gains (losses) on open contracts allocated from the Trading Company	(86,054)	-	(2,169,667)	-

Total trading results	8,462,282	3,197,311	14,791,269	(10,901,891)

Net income (loss)	$6,731,394	$2,319,018	$11,221,480	$(12,659,644)

Net income (loss) per Unit*:
Class A	$0.99	$0.63	$1.65	$(3.36)

Class Z	$0.44	$0.31	$0.74	$(1.31)

Weighted average Units outstanding:
Class A	6,632,974.371	3,531,946.254	6,801,582.334	3,622,954.515

Class Z	195,560.883	101,536.878	216,821.322	101,536.878

*	Represents the change in net asset value per Unit during the period.
See accompanying notes to financial statements.

Ceres Classic L.P.
Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2019	$83,168,125	3,744,360.651	$938,707	101,536.878	$84,106,832	3,845,897.529
Subscriptions - Limited Partners	25,000	1,155.802	-	-	25,000	1,155.802
Redemptions - Limited Partners	(7,018,046)	(368,246.676)	-	-	(7,018,046)	(368,246.676)
Net income (loss)	(12,525,663)	-	(133,981)	-	(12,659,644)	-

Partners’ Capital, June 30, 2020	$63,649,416	3,377,269.777	$804,726	101,536.878	$64,454,142	3,478,806.655

Partners’ Capital, March 31, 2020	$65,822,969	3,612,808.982	$774,110	101,536.878	$66,597,079	3,714,345.860
Redemptions - Limited Partners	(4,461,955)	(235,539.205)	-	-	(4,461,955)	(235,539.205)
Net income (loss)	2,288,402	-	30,616	-	2,319,018	-

Partners’ Capital, June 30, 2020	$63,649,416	3,377,269.777	$804,726	101,536.878	$64,454,142	3,478,806.655

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2020	$60,545,493	2,873,697.998	$904,065	101,536.878	$61,449,558	2,975,234.876
Subscriptions - General Partner	-	-	1,841,454	206,904.961	1,841,454	206,904.961
Subscriptions - Limited Partners	89,741,721	4,259,217.890	99,016	11,079.649	89,840,737	4,270,297.539
Redemptions - General Partner	-	-	(1,085,094)	(123,960.605)	(1,085,094)	(123,960.605)
Redemptions - Limited Partners	(13,269,266)	(613,613.511)	-	-	(13,269,266)	(613,613.511)
Net income (loss)	11,096,576	-	124,904	-	11,221,480	-

Partners’ Capital, June 30, 2021	$148,114,524	6,519,302.377	$1,884,345	195,560.883	$149,998,869	6,714,863.260

Partners’ Capital, March 31, 2021	$145,421,410	6,693,118.035	$1,798,708	195,560.883	$147,220,118	6,888,678.918
Redemptions - Limited Partners	(3,952,643)	(173,815.658)	-	-	(3,952,643)	(173,815.658)
Net income (loss)	6,645,757	-	85,637	-	6,731,394	-

Partners’ Capital, June 30, 2021	$148,114,524	6,519,302.377	$1,884,345	195,560.883	$149,998,869	6,714,863.260

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
As of June 30, 2021, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Prior to January 1, 2021, Graham was the sole trading advisor to the Partnership, and managed the assets of the Partnership pursuant to its
K4D-15V
Program, Graham’s proprietary, trend-following trading program. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
As of January 1, 2021, the Partnership invested a portion of its assets in CMF Winton Master L.P., organized in New York as a limited partnership (“CMF Winton” or the “Trading Company”). The Partnership and any other feeder fund investing in the Trading Company constitute the limited partners of the Trading Company. The Trading Company is managed by Ceres Managed Futures LLC. CMF Winton has a single account with WCM. The Trading Company may and will, among other things, trade, buy, sell, spread, or otherwise acquire, hold, or dispose of Futures Interests.
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2021.
During the reporting periods ended June 30, 2021 and 2020, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.
Effective October 2, 2020, the Partnership changed its name from Managed Futures Premier Graham L.P. to Ceres Classic L.P.
As of June 30, 2021, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units. The Partnership previously offered Units in Class D; however, no Limited Partners hold Class D Units as of June 30, 2021, and Class D Units are no longer offered.
Each of Class A and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units; however, Class Z Units are not subject to an ongoing placement agent fee.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The monthly management fee paid by the Partnership to Graham is equal to 1/12 th
of 1.25% (1.25% annual rate) of the Partnership’s net assets allocated to Graham as of the first day of each month. Prior to January 1, 2021, the monthly management fee paid by the Partnership to Graham was 1/12 th
of 1.35% (1.35% annual rate) of the Partnership’s net assets as of the first day of each month. The Partnership pays Graham an incentive fee of 18% of new trading profits annually.
The Partnership pays WCM a flat-rate monthly fee equal to 1/12 th
of 1.5% (1.5% annual rate) of the Partnership’s net assets allocated to WCM as of the beginning of the relevant month, which is equal to the prior month end net assets, net of all fees and expenses for the previous month, and decreased by any redemptions for such prior month end and increased by any subscriptions for the current month. In addition, the Partnership pays WCM a quarterly incentive fee equal to 20% of new trading profits earned by WCM in each quarterly period. Pursuant to the management agreement with WCM, no incentive fee will be paid to WCM with respect to the Partnership until it has (i) recouped a certain loss carryforward and (ii) earned new trading profits (as defined in the applicable management agreement) from and after January 1, 2021. The loss carryforward applied to the Partnership will be adjusted according to the Partnership’s assets allocated to WCM as of January 1, 2021.
The Partnership pays Campbell a flat rate monthly fee equal to 1/12 th
of 1.25% (1.25% annual rate) of the beginning of the month net asset value allocated to Campbell, and the Partnership pays Campbell a quarterly incentive fee equal to 20% of trading profits earned by Campbell in each quarterly period.
The Partnership pays EMC a flat rate monthly fee equal to 1/12 th
of 0.875% (0.875% annual rate) of the beginning of the month net asset value allocated to EMC, and the Partnership pays EMC a quarterly incentive fee equal to 20% of trading profits earned by EMC in each quarterly period.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2021 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2021 and 2020. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
Use of Estimates
. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.
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
The Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended June 30, 2021 and 2020, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

Partnership’s Investment in the Trading Company.

The Partnership carries its investment in the Trading Company based on the Partnership’s (1) net contribution to the Trading Company and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Trading Company.
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
Partnership’s Cash
. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At June 30, 2021 and December 31, 2020, the amount of cash held for margin requirements was $25,407,247 and $15,232,825, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $528,408 (cost of $526,445) and $(415,847) (proceeds of $415,309) as of June 30, 2021 and December 31, 2020, respectively.
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
Investment Company Status.
The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update 2013-08, “
Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements
” and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.
Net Income (Loss) per Unit.
Net income (loss) per Unit is calculated in accordance with ASC 946,
“Financial Services – Investment Companies.”
See Note 3, “Financial Highlights.”
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2020.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021		2020	2021		2020
	Class A	Class Z	Class A	Class A	Class Z	Class A
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$1.25	$0.53	$0.88	$2.17	$0.93	$(2.88)
Net investment loss	(0.26)	(0.09)	(0.25)	(0.52)	(0.19)	(0.48)

Increase (decrease) for the period	0.99	0.44	0.63	1.65	0.74	(3.36)
Net asset value per Unit, beginning of period	21.73	9.20	18.22	21.07	8.90	22.21

Net asset value per Unit, end of period	$22.72	$9.64	$18.85	$22.72	$9.64	$18.85

	Three Months Ended June 30,			Six Months Ended June 30,
	2021		2020	2021		2020
	Class A	Class Z	Class A	Class A	Class Z	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.9)%	(3.1)%	(5.4)%	(4.6)%	(3.4)%	(5.0)%

Operating expenses	3.6%	2.8%	5.7%	3.9%	2.8%	5.7%
Expenses reimbursed by the General Partner	-%	-%	(0.2)%	-%	-%	(0.2)%
Incentive fees	0.3%	0.3%	-%	0.7%	0.6%	-%

Total expenses	3.9%	3.1%	5.5%	4.6%	3.4%	5.5%

Total return:
Total return before incentive fees	4.8%	5.0%	3.5%	8.5%	9.0%	(15.1)%
Incentive fees	(0.2)%	(0.2)%	-%	(0.7)%	(0.7)%	-%

Total return after incentive fees	4.6%	4.8%	3.5%	7.8%	8.3%	(15.1)%

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
The General Partner estimates that, at any given time, approximately 32.0% to 37.7% of the Partnership’s contracts are traded over-the-counter.
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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2021 and 2020 were 6,507 and 4,390, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2021 and 2020 were 7,255 and 4,294, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2021 and 2020 were 715 and 454, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2021 and 2020 were 602 and 540, respectively. The monthly average notional values of currency forward contracts traded during the three months ended June 30, 2021 and 2020 were $786,260,462 and $299,367,908, respectively. The monthly average notional values of currency forward contracts traded during the six months ended June 30, 2021 and 2020 were $687,921,283 and $309,443,448, respectively.
The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of June 30, 2021 and December 31, 2020, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
June 30, 2021
Assets
Futures	$2,584,254	$(2,061,260)	$522,994	$-	$-	$522,994
Forwards	5,533,938	(5,533,938)	-	-	-	-

Total assets	$8,118,192	$(7,595,198)	$522,994	$-	$-	$522,994

Liabilities
Futures	$(2,061,260)	$2,061,260	$-	$-	$-	$-
Forwards	(5,747,582)	5,533,938	(213,644)	-	213,644	-

Total liabilities	$(7,808,842)	$7,595,198	$(213,644)	$-	$213,644	$-

Net fair value						$522,994	*

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2020				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$4,122,810	$(349,631)	$3,773,179	$-	$-	$3,773,179
Forwards	1,473,522	(864,974)	608,548	-	-	608,548

Total assets	$5,596,332	$(1,214,605)	$4,381,727	$-	$-	$4,381,727

Liabilities
Futures	$(349,631)	$349,631	$-	$-	$-	$-
Forwards	(864,974)	864,974	-	-	-	-

Total liabilities	$(1,214,605)	$1,214,605	$-	$-	$-	$-

Net fair value						$4,381,727	*

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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2021 and December 31, 2020, respectively.

	June 30, 2021
Assets
Futures Contracts
Currencies	$55,863
Energy	1,089,834
Grains	322,992
Indices	730,253
Interest Rates U.S.	33,539
Interest Rates Non-U.S.	219,248
Livestock	620
Metals	41,573
Softs	90,332

Total unrealized appreciation on open futures contracts	2,584,254

Liabilities
Futures Contracts
Currencies	(117,397)
Energy	(61,109)
Grains	(218,727)
Indices	(453,681)
Interest Rates U.S.	(540,154)
Interest Rates Non-U.S.	(543,684)
Livestock	(8,800)
Metals	(91,535)
Softs	(26,173)

Total unrealized depreciation on open futures contracts	(2,061,260)

Net unrealized appreciation on open futures contracts	$522,994	*

Assets
Forward Contracts
Currencies	$4,540,754
Metals	993,184

Total unrealized appreciation on open forward contracts	5,533,938

Liabilities
Forward Contracts
Currencies	(4,398,509)
Metals	(1,349,073)

Total unrealized depreciation on open forward contracts	(5,747,582)

Net unrealized depreciation on open forward contracts	$(213,644)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2021		2020		2021		2020
Currencies	$(1,314,583)		$(2,798,247)		$(154,070)		$(4,258,050)
Energy	4,392,408		(404,124)		6,070,227		257,208
Grains	2,168,189		274,837		3,704,811		942,053
Indices	2,870,933		5,163,066		6,366,243		(23,793,019)
Interest Rates U.S.	(1,708,045)		343,392		(3,645,272)		10,981,514
Interest Rates Non-U.S.	(1,297,364)		443,912		(3,838,524)		2,973,734
Livestock	(100,408)		-		(114,733)		-
Metals	757,688		357,836		851,467		2,644,076
Softs	312,962		(183,361)		447,095		(649,407)

Total	$6,081,780	***	$3,197,311	***	$9,687,244	***	$(10,901,891)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:
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
The Partnership and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2021 and December 31, 2020 and for the periods ended June 30, 2021 and 2020, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

June 30, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,584,254	$2,584,254	$-	$-
Forwards	5,533,938	-	5,533,938	-

Total assets	$8,118,192	$2,584,254	$5,533,938	$-

Liabilities
Futures	$2,061,260	$2,061,260	$-	$-
Forwards	5,747,582	-	5,747,582	-

Total liabilities	$7,808,842	$2,061,260	$5,747,582	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,122,810	$4,122,810	$-	$-
Forwards	1,473,522	-	1,473,522	-

Total assets	$5,596,332	$4,122,810	$1,473,522	$-

Liabilities
Futures	$349,631	$349,631	$-	$-
Forwards	864,974	-	864,974	-

Total liabilities	$1,214,605	$349,631	$864,974	$-

7.	Investment in the Trading Company:
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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2021.
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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

At June 30, 2021, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following table:

	June 30, 2021
	Total Assets	Total Liabilities	Total Capital
CMF Winton	$44,048,814	$778,917	$43,269,897
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the three months ended June 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$(41,858)	$2,380,502	$2,338,644

	For the six months ended June 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$(88,979)	$5,104,025	$5,015,046
Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	June 30, 2021		For the three months ended June 30, 2021
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
CMF Winton (a)	28.85%	$ 43,270,350	$ 2,382,097	$ 36,343	$ 7,110	$ 2,338,644	Commodity Portfolio	Monthly

	June 30, 2021		For the six months ended June 30, 2021
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
CMF Winton (a)	28.85%	$ 43,270,350	$ 5,109,706	$ 74,263	$ 20,397	$ 5,015,046	Commodity Portfolio	Monthly

(a)	On January 1, 2021, the Partnership invested into CMF Winton.

8.	Subsequent Events:
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

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
Liquidity and Capital Resources
The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Trading Company, (ii) redemptions receivable from the Trading Company, (iii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, (iv) interest receivable and (v) expense reimbursement. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2021.
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
For the six months ended June 30, 2021, the Partnership’s capital increased 144.1% from $61,449,558 to $149,998,869. This increase was attributable to subscriptions of 4,259,217.890 Class A limited partner Units totaling $89,741,721, subscriptions of 206,904.961 Class Z General Partner Units totaling $1,841,454, subscriptions of 11,079.649 Class Z limited partner Units totaling $99,016 and a net income of $11,221,480 which was partially offset by redemptions of 613,613.511 Class A limited partner Units totaling $13,269,266 and redemptions of 123,960.605 Class Z General Partner Units totaling $1,085,094. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.
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
Results of Operations
During the Partnership’s second quarter of 2021, the net asset value per Unit for Class A increased 4.6% from $21.73 to $22.72 as compared to an increase of 3.5% during the second quarter of 2020. During the Partnership’s second quarter of 2021, the net asset value per Unit for Class Z increased 4.8% from $9.20 to $9.64 as compared to an increase of 4.1% during the first quarter of 2020. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2021 of $8,462,282. Gains were primarily attributable to the Partnership’s trading of Futures Interests in energy, grains, indices, metals and softs and were partially offset by losses in currencies, U.S. and
non-U.S.
interest rates and livestock. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2020 of $3,197,311. Gains were primarily attributable to the Partnership’s trading of Futures Interests in grains, indices, U.S. and
non-U.S.
interest rates and metals and were partially offset by losses in currencies, energy and softs.
The Partnership’s most significant gains were achieved within the energy sector during April, May, and June from long futures positions in crude oil and its refined products, natural gas, and carbon emissions as prices surged higher amid optimism for a rebound in global economic strength as more countries eased COVID-related lockdown measures. Within the global stock index markets, gains were experienced during April, May, and June from long positions in U.S. equity index futures as prices advanced on steady investor demand for risk assets. Gains within the agricultural sector were recorded during April from long positions in corn, wheat, and soybean futures as supply constraints and growing consumption demand boosted prices. Additional gains were achieved within the metals sector during April and May from long positions in copper futures as prices moved higher amid signs of tightening global stockpiles. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global fixed income sector during April, May, and June from short positions in U.S. and European fixed income futures as central banks signaled they would remain committed to easing policies to help boost regional economies. Further losses were experienced within the currency markets during April from short positions in the euro and Japanese yen versus the U.S. dollar as the relative value of the dollar trended lower. Further currency losses were experienced during June from long positions in the Canadian dollar versus the U.S. dollar as better-than-expected COVID vaccine distributions pushed the value of the U.S. currency higher.
During the Partnership’s six months ended June 30, 2021, the net asset value per Unit for Class A increased 7.8% from $21.07 to $22.72 as compared to a decrease of 15.1% during the six months ended June 30, 2020. During the Partnership’s six months ended June 30, 2021, the net asset value per Unit for Class Z increased 8.3% from $8.90 to $9.64 as compared to a decrease of 14.2% during the six months ended June 30, 2020. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2021 of $14,791,269. Gains were primarily attributable to the Partnership’s trading of Futures Interests in energy, grains, indices, metals and softs and were partially offset by losses in currencies, U.S. and
non-U.S.
interest rates and livestock. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2020 of $10,901,891. Losses were primarily attributable to the Partnership’s trading of Futures Interests in currencies, indices and softs and were partially offset by gains in energy, grains, U.S. and
non-U.S.
interest rates and metals.
The most notable trading gains were experienced within the energy sector during February and June from long futures positions in crude oil and its refined products as prices surged on an outlook for increased global demand. During February, March, and April additional gains were recorded from long positions in U.S., Asian, and European equity index futures as stock prices rallied on an optimistic outlook for global economic growth. Within the agricultural sector, gains were achieved during April from long positions in corn, wheat, and soybean futures as supply constraints and growing consumption demand boosted grain prices. Within the metals sector, gains were achieved during February, April and May from long positions in copper futures as prices moved higher amid signs of tightening global stockpiles. Additional gains were experienced within the currency markets primarily during March from short positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar advanced as the rollout of the
COVID-19
vaccine gained momentum in the U.S. The Partnership’s overall trading gains for the first six months of the year were partially offset by trading losses recorded during January and February from long positions in U.S., Australian, Canadian and European bond futures as interest rates moved higher, pressuring prices lower. Losses within the global fixed income sector were also experienced throughout a majority of the second quarter.

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
U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and six months ended June 30, 2021 decreased by $9,783 and $166,196, respectively, as compared to the corresponding periods in 2020. The decrease in interest income was primarily due to lower interest rates during the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.
Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2021 increased by $71,359 and $120,561, respectively, as compared to the corresponding periods in 2020. The increase in these clearing fees was primarily due to an increase in the number of trades made by the Partnership during the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020.
Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and six months ended June 30, 2021 decreased by $52,706 and $167,725, respectively, as compared to the corresponding periods in 2020. The decrease was primarily due to a reduction in the ongoing placement agent fee rate to 1/12 th
of 0.75% for Class A Units effective January 1, 2021.
General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner’s fees for the three and six months ended June 30, 2021 decreased by $53,220 and $168,712, respectively, as compared to the corresponding periods in 2020. The decrease was primarily due to a reduction in the General Partner fee rate to 1/12 th
of 0.75% effective January 1, 2021. Prior to January 1, 2021, the General Partner paid or reimbursed the Partnership for all fees and costs charged or incurred by the commodity brokers for trades executed on behalf of the Partnership, and for all ordinary administrative and offering expenses. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2021 increased by $258,198 and $471,661, respectively, as compared to the corresponding periods in 2020. The increase was primarily due to an increase in average net assets during the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020.
Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreement among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three and six months ended June 30, 2021 resulted in incentive fees of $396,518 and $935,356, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.
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
As of June 30, 2021 and March 31, 2021, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

Advisor	June 30, 2021	June 30, 2021 (percentage of Partners’ Capital)	March 31, 2021	March 31, 2021 (percentage of Partners’ Capital)
Campbell	$30,454,377	20%	$28,175,178	19%
EMC	13,356,829	9%	12,298,985	8%
Graham	62,883,087	42%	66,063,241	45%
WCM	43,304,576	29%	40,682,714	28%
For additional disclosures about operational and financial risk related to the
COVID-19
outbreak, refer to Part II, Item 5. “Other Information.” in this Form
10-Q.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
.
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
10-K
for the year ended December 31, 2020.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2021. As of June 30, 2021, the Partnership’s total capitalization was $149,998,869.

June 30, 2021

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$12,607,167	8.41%
Energy	3,358,212	2.24
Grains	710,537	0.48
Indices	6,842,199	4.56
Interest Rates U.S.	1,215,034	0.81
Interest Rates Non-U.S.	2,629,661	1.75
Livestock	185,790	0.12
Metals	1,730,498	1.15
Softs	758,583	0.51

Total	$30,037,681	20.03%

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of June 30, 2021 and December 31, 2020, and the highest, lowest and average values during the three months ended June 30, 2021 and for the twelve months ended December 31, 2020. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.
As of June 30, 2021, the Partnership’s total capitalization was $149,998,869.

June 30, 2021
			Three Months Ended June 30, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$10,735,348	7.16%	$11,217,694	$8,093,222	$9,907,425
Energy	2,578,653	1.72	2,578,653	1,457,159	2,084,081
Grains	515,870	0.34	1,484,057	445,348	977,836
Indices	5,969,931	3.98	7,106,837	4,280,349	5,769,121
Interest Rates U.S.	1,061,357	0.71	1,187,411	634,060	900,856
Interest Rates Non-U.S.	2,330,678	1.55	2,377,786	1,198,940	1,739,610
Livestock	19,360	0.01	100,292	17,859	46,385
Metals	1,282,144	0.86	2,317,854	1,047,845	1,738,582
Softs	489,729	0.33	646,724	363,904	465,998

Total	$24,983,070	16.66%

*Average	of daily Values at Risk.

As of December 31, 2020, the Partnership’s total capitalization was $61,449,558.

December 31, 2020
			Twelve Months Ended December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,585,900	7.46%	$8,589,160	$1,988,196	$4,818,773
Energy	626,844	1.02	2,552,997	413,031	1,220,747
Grains	432,300	0.70	532,703	167,620	347,194
Indices	5,876,214	9.56	7,450,314	1,787,744	4,425,043
Interest Rates U.S.	321,052	0.52	2,183,794	91,439	821,051
Interest Rates Non-U.S.	1,288,553	2.10	2,591,197	406,577	1,573,416
Metals	1,509,872	2.46	2,390,942	760,459	1,330,807
Softs	145,390	0.24	395,332	54,260	183,497

Total	$14,786,125	24.06%

*Annual average of daily Values at Risk.
As of June 30, 2021, the Trading Company’s total capitalization was $43,269,897 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of June 30, 2021 was as follows:

		June 30, 2021
			Three Months Ended June 30, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,871,819	4.33%	$2,037,573	$1,511,170	$1,740,761
Energy	779,559	1.80	779,559	536,213	605,049
Grains	194,667	0.45	349,992	194,667	263,742
Indices	872,268	2.02	940,026	697,685	770,738
Interest Rates U.S.	153,677	0.35	195,587	81,755	128,285
Interest Rates Non-U.S.	298,983	0.69	366,434	263,707	317,893
Livestock	166,430	0.38	189,970	158,950	168,063
Metals	448,354	1.04	511,947	297,131	379,575
Softs	268,854	0.62	268,854	182,078	221,078

Total	$5,054,611	11.68%

*Average of daily Values at Risk.

Item 4.
Controls and Procedures
.
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
and
15d-15(e)
under the Exchange Act) as of June 30, 2021 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.
Legal Proceedings
.
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
MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC
10-K
filings for 2020, 2019, 2018, 2017, 2016 and 2015. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at
www.morganstanley.com
. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2020 Audited Financial Statement.
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
Development Industrial Bank v. Morgan Stanley
 & Co. Incorporated et al.
, which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK
2006-1
CDO. The complaint asserted claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK
2006-1
CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. On March 22, 2021, the parties entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.
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
On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled
California v. Morgan Stanley, et al.
, on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserted violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.
Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled
Alaska Electrical Pension Fund v. BofA Secs., Inc., et al
. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled
In re GSE Bonds Antitrust Litigation
, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.
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

Item 1A.
Risk Factors
.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “
Risk Factors
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 and under Part II, Item IA. “
Risk Factors
.” in the Partnership’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2021.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended June 30, 2021, there were no additional subscriptions of Class A and Class Z Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.
Proceeds of net offering are used for the trading of Futures Interests.
The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	60,243.471	$22.57	N/A	N/A
May 1, 2021 - May 31, 2021	59,944.049	$22.93	N/A	N/A
June 1, 2021 - June 30, 2021	53,628.138	$22.72	N/A	N/A
	173,815.658	$22.74
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
.
None.
Item 4.
Mine Safety Disclosures
.
Not applicable.
Item 5.
Other Information
.
Certain impacts to public health conditions particular to the coronavirus
(COVID-19)
outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to June 30, 2021. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

Item 6.
Exhibits
.
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
104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERES CLASSIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: August 11, 2021

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)
Date: August 11, 2021
The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.