Form 10-Q
period 2021-09-30
Ceres Classic L.P.
filed 2021-11-10
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
As of October 31, 2021,
6,252,262.397
Limited Partnership Class A Units were outstanding and
11,079.649
Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements.
Ceres Classic L.P.
Statements of Financial Condition

	September 30, 2021 (Unaudited)	December 31, 2020
Assets:

Investment in the Trading Company (1) , at fair value	$44,549,745	$-
Redemptions receivable from the Trading Company	123,745	-

Equity in trading account:
Unrestricted cash	74,623,495	44,958,423
Restricted cash	27,048,997	15,232,825
Net unrealized appreciation on open futures contracts	-	3,773,179
Net unrealized appreciation on open forward contracts	1,505,443	608,548

Total equity in trading account	103,177,935	64,572,975

Expense reimbursement receivable	-	9,406
Interest receivable	2,687	2,380

Total assets	$147,854,112	$64,584,761

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$443,254	$-
Accrued expenses:
Administrative and General Partner’s fees	91,457	89,047
Management fees	157,465	68,694
Incentive fees	241,908	-
Professional fees	184,390	-
Redemptions payable to Limited Partners	892,075	2,977,462

Total liabilities	2,010,549	3,135,203

Partners’ Capital:
General Partner, Class Z, 184,481 .234 and 101,536.878 Units outstanding at September 30, 2021 and December 31, 2020, respectively	1,776,915	904,065
Limited Partners, Class A, 6,350,776.848 and 2,873,697.998 Units outstanding at September 30, 2021 and December 31, 2020, respectively	143,959,936	60,545,493
Limited Partners, Class Z, 11,079.649 and 0.000 Units outstanding at September 30, 2021 and December 31, 2020, respectively	106,712	-

Total partners’ capital (net asset value)	145,843,563	61,449,558

Total liabilities and partners’ capital	$147,854,112	$64,584,761

Net asset value per Unit:
Class A	$22.67	$21.07

Class Z	$9.63	$8.90

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Classic L.P.
Condensed Schedule of Investments
September 30, 2021
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	82	$104,912	0.07%
Energy	431	1,636,134	1.12
Grains	342	(347,828)	(0.24)
Indices	602	(1,682,923)	(1.15)
Interest Rates U.S.	1,020	(874,845)	(0.60)
Interest Rates Non-U.S.	2,207	(2,118,688)	(1.45)
Livestock	16	(23,130)	(0.02)
Metals	8	(35,725)	(0.02)
Softs	349	844,550	0.58

Total futures contracts purchased		(2,497,543)	(1.71)

Futures Contracts Sold
Currencies	203	271,093	0.19
Energy	4	(13,320)	(0.01)
Grains	135	76,605	0.05
Indices	74	(7,140)	(0.00) *
Interest Rates U.S.	234	165,844	0.11
Interest Rates Non-U.S.	2,919	1,293,241	0.89
Livestock	34	42,945	0.03
Metals	90	252,220	0.17
Softs	26	(27,199)	(0.02)

Total futures contracts sold		2,054,289	1.41

Net unrealized depreciation on open futures contracts		$(443,254)	(0.30)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$ 427,703,372	$6,268,245	4.30%
Metals	247	1,328,563	0.91

Total unrealized appreciation on open forward contracts		7,596,808	5.21

Unrealized Depreciation on Open Forward Contracts
Currencies	$ 309,057,564	(4,558,051)	(3.13)
Metals	290	(1,533,314)	(1.05)

Total unrealized depreciation on open forward contracts		(6,091,365)	(4.18)

Net unrealized appreciation on open forward contracts		$1,505,443	1.03%

Investment in the Trading Company
CMF Winton Master L.P.		$44,549,745	30.55%

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

Ceres Classic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income:

Interest income	$9,872	$11,149	$23,501	$196,655
Interest income allocated from the Trading Company	3,216	-	8,897	-

Total investment income	13,088	11,149	32,398	196,655

Expenses:
Expenses allocated from the Trading Company	35,325	-	129,985	-
Clearing fees	112,327	26,594	313,819	107,525
Administrative and General Partner’s fees	277,559	291,789	838,452	1,021,394
Ongoing placement agent fees	274,034	164,601	827,478	885,770
Management fees	477,429	225,094	1,441,575	717,579
Incentive fees	241,908	-	1,177,264	-
Professional fees	144,746	-	423,854	-

Total expenses	1,563,328	708,078	5,152,427	2,732,268
Expenses reimbursed by the General Partner	-	(26,594)	-	(107,525)

Net expenses	1,563,328	681,484	5,152,427	2,624,743

Net investment loss	(1,550,240)	(670,335)	(5,120,029)	(2,428,088)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,229,952)	5,816,378	12,527,168	(7,738,301)
Net realized gains (losses) on closed contracts allocated from the Trading Company	733,689	-	8,007,381	-
Net change in unrealized gains (losses) on open contracts	760,977	(2,309,812)	(3,308,899)	342,976
Net change in unrealized gains (losses) on open contracts allocated from the Trading Company	946,060	-	(1,223,607)	-

Total trading results	1,210,774	3,506,566	16,002,043	(7,395,325)

Net income (loss)	$(339,466)	$2,836,231	$10,882,014	$(9,823,413)

Net income (loss) per Unit*:
Class A	$(0.05)	$0.79	$1.60	$(2.57)

Class Z	$(0.01)	$0.35	$0.73	$(0.96)

Weighted average Units outstanding:
Class A	6,450,269.034	3,295,476.344	6,684,477.900	3,513,795.125

Class Z	195,560.883	101,536.878	209,734.509	101,536.878

*    Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Ceres Classic L.P.
Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2019	$83,168,125	3,744,360.651	$938,707	101,536.878	$84,106,832	3,845,897.529
Subscriptions - Limited Partners	25,000	1,155.802	-	-	25,000	1,155.802
Redemptions - Limited Partners	(10,941,293)	(561,241.018)	-	-	(10,941,293)	(561,241.018)
Net income (loss)	(9,725,227)	-	(98,186)	-	(9,823,413)	-

Partners’ Capital, September 30, 2020	$62,526,605	3,184,275.435	$840,521	101,536.878	$63,367,126	3,285,812.313

Partners’ Capital, June 30, 2020	$63,649,416	3,377,269.777	$804,726	101,536.878	$64,454,142	3,478,806.655
Redemptions - Limited Partners	(3,923,247)	(192,994.342)	-	-	(3,923,247)	(192,994.342)
Net income (loss)	2,800,436	-	35,795	-	2,836,231	-

Partners’ Capital, September 30, 2020	$62,526,605	3,184,275.435	$840,521	101,536.878	$63,367,126	3,285,812.313

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2020	$60,545,493	2,873,697.998	$904,065	101,536.878	$61,449,558	2,975,234.876
Subscriptions - General Partner	-	-	1,841,454	206,904.961	1,841,454	206,904.961
Subscriptions - Limited Partners	89,741,721	4,259,217.890	99,016	11,079.649	89,840,737	4,270,297.539
Redemptions - General Partner	-	-	(1,085,094)	(123,960.605)	(1,085,094)	(123,960.605)
Redemptions - Limited Partners	(17,085,106)	(782,139.040)	-	-	(17,085,106)	(782,139.040)
Net income (loss)	10,757,828	-	124,186	-	10,882,014	-

Partners’ Capital, September 30, 2021	$143,959,936	6,350,776.848	$1,883,627	195,560.883	$145,843,563	6,546,337.731

Partners’ Capital, June 30, 2021	$148,114,524	6,519,302.377	$1,884,345	195,560.883	$149,998,869	6,714,863.260
Redemptions - Limited Partners	(3,815,840)	(168,525.529)	-	-	(3,815,840)	(168,525.529)
Net income (loss)	(338,748)	-	(718)	-	(339,466)	-

Partners’ Capital, September 30, 2021	$143,959,936	6,350,776.848	$1,883,627	195,560.883	$145,843,563	6,546,337.731

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
As of September 30, 2021, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Prior to January 1, 2021, Graham was the sole trading advisor to the Partnership, and managed the assets of the Partnership pursuant to its
K4D-15V
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2021.
During the reporting periods ended September 30, 2021 and 2020, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.
Effective October 2, 2020, the Partnership changed its name from Managed Futures Premier Graham L.P. to Ceres Classic L.P.
As of September 30, 2021, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units. The Partnership previously offered Units in Class D; however, no Limited Partners hold Class D Units as of September 30, 2021, and Class D Units are no longer offered.
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
The Partnership pays Campbell a flat rate monthly fee equal to 1/12 th
of 1.25% (
1.25
% annual rate) of the beginning of the month net asset value allocated to Campbell, and the Partnership pays Campbell a quarterly incentive fee equal to 20% of trading profits earned by Campbell in each quarterly period.
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
2.      Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2021 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2021 and 2020. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
The Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended September 30, 2021 and 2020, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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
Partnership’s Cash
. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At September 30, 2021 and December 31, 2020, the amount of cash held for margin requirements was $27,048,997 and $15,232,825, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $174,283 (cost of $164,182) and $(415,847) (proceeds of $415,309) as of September 30, 2021 and December 31, 2020, respectively.
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
10-K
for the year ended December 31, 2020.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

3.       Financial Highlights:
Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021			2020	2021				2020
	Class A		Class Z	Class A	Class A		Class Z		Class A
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$0.19		$0.07	$0.99	$2.36		$1.00		$(1.88)
Net investment loss	(0.24)		(0.08)	(0.20)	(0.76)		(0.27)		(0.69)

Increase (decrease) for the period	(0.05)		(0.01)	0.79	1.60		0.73		(2.57)
Net asset value per Unit, beginning of period	22.72		9.64	18.85	21.07		8.90		22.21

Net asset value per Unit, end of period	$22.67		$9.63	$19.64	$22.67		$9.63		$19.64

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021			2020	2021				2020
	Class A		Class Z	Class A	Class A		Class Z		Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.7)%		(3.0)%	(4.1)%	(4.6)%		(3.6)%		(4.6)%

Operating expenses	3.6%		2.8%	4.3%	3.8%		2.8%		5.2%
Expenses reimbursed by the General Partner	-%		-%	(0.2)%	-%		-%		(0.2)%
Incentive fees	0.2%		0.2%	-%	0.8%		0.8%		-%

Total expenses	3.8%		3.0%	4.1%	4.6%		3.6%		5.0%

Total return:
Total return before incentive fees	0.0	%****	0.1%	4.2%	8.4%		9.0%		(11.6)%
Incentive fees	(0.2)%		(0.2)%	-%	(0.8	) %	(0.8	) %	-%

Total return after incentive fees	(0.2)%		(0.1)%	4.2%	7.6%		8.2%		(11.6)%

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
**** Due to rounding
.
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
The General Partner estimates that, at any given time, approximately 30.2% to 37.6% of the Partnership’s contracts are traded over-the-counter.
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
The
COVID-19
pandemic and related voluntary and government-imposed social and business restrictions has impacted global economic conditions and adversely affected various industries (including, but not limited to, transportation, hospitality and entertainment), resulting in volatility in the global financial markets, disruption in global supply chains, increased unemployment, and operational challenges such as the temporary and permanent closures of businesses, sheltering-in-place
directives and increased remote work protocols. If the pandemic continues to be prolonged or the actions of governments and central banks are unsuccessful, including actions to facilitate the comprehensive distribution of effective vaccines, the adverse impact on the global economy will deepen.
Given the continuing development of this situation, it is not possible to accurately predict how the market disruptions caused by
COVID-19
will further impact the U.S and other world economies or the value of the Partnership’s/Trading Company’s investments, or for how long the effects of such events will continue. Nevertheless, the novel coronavirus continues to present material uncertainty and risk with respect to the Partnership’s/Trading Company’s investments and operations.
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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2021 and 2020 were 7,622 and 3,694, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2021 and 2020 were 7,377 and 4,094, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2021 and 2020 were 826 and 297, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2021 and 2020 were 676 and 459, respectively. The monthly average notional values of currency forward contracts traded during the three months ended September 30, 2021 and 2020 were $1,012,277,119 and $317,131,981, respectively. The monthly average notional values of currency forward contracts traded during the nine months ended September 30, 2021 and 2020 were $796,039,895 and $312,006,292, respectively.
The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of September 30, 2021 and December 31, 2020, respectively
.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
September 30, 2021				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$5,021,717	$(5,021,717)	$-	$-	$-	$-
Forwards	7,596,808	(6,091,365)	1,505,443	-	-	1,505,443

Total assets	$12,618,525	$(11,113,082)	$1,505,443	$-	$-	$1,505,443

Liabilities
Futures	$(5,464,971)	$5,021,717	$(443,254)	$-	$443,254	$-
Forwards	(6,091,365)	6,091,365	-	-	-	-

Total liabilities	$(11,556,336)	$11,113,082	$(443,254)	$-	$443,254	$-

Net fair value						$1,505,443	*

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31 , 2020				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$4,122,810	$(349,631)	$3,773,179	$-	$-	$3,773,179
Forwards	1,473,522	(864,974)	608,548	-	-	608,548

Total assets	$5,596,332	$(1,214,605)	$4,381,727	$-	$-	$4,381,727

Liabilities
Futures	$(349,631)	$349,631	$-	$-	$-	$-
Forwards	(864,974)	864,974	-	-	-	-

Total liabilities	$(1,214,605)	$1,214,605	$-	$-	$-	$-

Net fair value						$4,381,727	*

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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2021 and December 31, 2020, respectively.

	September 30, 2021
Assets
Futures Contracts
Currencies	$390,695
Energy	1,645,124
Grains	174,420
Indices	148,050
Interest Rates U.S.	168,500
Interest Rates Non-U.S.	1,305,155
Livestock	43,105
Metals	289,030
Softs	857,638

Total unrealized appreciation on open futures contracts	5,021,717

Liabilities
Futures Contracts
Currencies	(14,690)
Energy	(22,310)
Grains	(445,643)
Indices	(1,838,113)
Interest Rates U.S.	(877,501)
Interest Rates Non-U.S.	(2,130,602)
Livestock	(23,290)
Metals	(72,535)
Softs	(40,287)

Total unrealized depreciation on open futures contracts	(5,464,971)

Net unrealized depreciation on open futures contracts	$(443,254)	*

Assets
Forward Contracts
Currencies	$6,268,245
Metals	1,328,563

Total unrealized appreciation on open forward contracts	7,596,808

Liabilities
Forward Contracts
Currencies	(4,558,051)
Metals	(1,533,314)

Total unrealized depreciation on open forward contracts	(6,091,365)

Net unrealized appreciation on open forward contracts	$1,505,443	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2021 and 2020, respectively
.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2021		2020		2021		2020
Currencies	$1,103,900		$(243,656)		$949,830		$(4,501,706)
Energy	3,237,629		532,983		9,307,857		790,191
Grains	(1,028,867)		(933,343)		2,675,945		8,710
Indices	(1,881,744)		2,361,397		4,484,499		(21,431,622)
Interest Rates U.S.	(1,311,229)		(68,761)		(4,956,501)		10,912,753
Interest Rates Non-U.S.	(1,623,955)		47,622		(5,462,480)		3,021,356
Livestock	(196,021)		-		(310,754)		-
Metals	142,203		2,211,286		993,670		4,855,362
Softs	1,089,109		(400,962)		1,536,203		(1,050,369)

Total	$(468,975)	***	$3,506,566	***	$9,218,269	***	$(7,395,325)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.
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
The Partnership and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2021 and December 31, 2020 and for the periods ended September 30, 2021 and 2020, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

September 30, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$5,021,717	$5,021,717	$-	$-
Forwards	7,596,808	-	7,596,808	-

Total assets	$12,618,525	$5,021,717	$7,596,808	$-

Liabilities
Futures	$5,464,971	$5,464,971	$-	$-
Forwards	6,091,365	-	6,091,365	-

Total liabilities	$11,556,336	$5,464,971	$6,091,365	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,122,810	$4,122,810	$-	$-
Forwards	1,473,522	-	1,473,522	-

Total assets	$5,596,332	$4,122,810	$1,473,522	$-

Liabilities
Futures	$349,631	$349,631	$-	$-
Forwards	864,974	-	864,974	-

Total liabilities	$1,214,605	$349,631	$864,974	$-

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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2021.
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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

At September 30, 2021, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following table:

	September 30, 2021
	Total Assets	To t al Liabilities	Total Capital
CMF Winton	$44,706,849	$158,135	$44,548,714
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the three months ended September 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$(32,109)	$1,679,749	$1,647,640

	For the nine months ended September 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$(121,088)	$6,783,774	$6,662,686
Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	September 30, 2021		For the three months ended September 30, 2021
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted

CMF Winton (a)	30.55%	$44,549,745	$1,682,965	$28,132	$7,193	$1,647,640	Commodity Portfolio	Monthly

	September 30, 2021		For the nine months ended September 30, 2021
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted

CMF Winton (a)	30.55%	$44,549,745	$6,792,671	$102,395	$27,590	$6,662,686	Commodity Portfolio	Monthly

(a)	On January 1, 2021, the Partnership invested into CMF Winton.

8.	Subsequent Events:
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

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
Liquidity and Capital Resources
The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Trading Company, (ii) redemptions receivable from the Trading Company, (iii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, (iv) interest receivable and (v) expense reimbursement. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2021.
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
For the nine months ended September 30, 2021, the Partnership’s capital increased 137.3% from $61,449,558 to $145,843,563. This increase was attributable to subscriptions of 4,259,217.890 Class A limited partner Units totaling $89,741,721, subscriptions of 206,904.961 Class Z General Partner Units totaling $1,841,454, subscriptions of 11,079.649 Class Z limited partner Units totaling $99,016 and a net income of $10,882,014 which was partially offset by redemptions of 782,139.040 Class A limited partner Units totaling $17,085,106 and redemptions of 123,960.605 Class Z General Partner Units totaling $1,085,094. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.
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
Results of Operations
During the Partnership’s third quarter of 2021, the net asset value per Unit for Class A decreased 0.2% from $22.72 to $22.67 as compared to an increase of 4.2% during the third quarter of 2020. During the Partnership’s third quarter of 2021, the net asset value per Unit for Class Z decreased 0.1% from $9.64 to $9.63 as compared to an increase of 4.4% during the third quarter of 2020. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2021 of $1,210,774. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, metals and softs and were partially offset by losses in grains, indices, U.S. and
non-U.S.
interest rates and livestock. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2020 of $3,506,566. Gains were primarily attributable to the Partnership’s trading of Futures Interests in energy, indices,
non-U.S.
interest rates and metals and were partially offset by losses in currencies, grains, U.S. interest rates and softs.
The Partnership’s most significant gains were achieved within the energy sector during September from long positions in natural gas and crude oil futures as supply chain constrictions boosted global energy prices. Within the currency markets, gains were recorded during September from short positions in the euro, Japanese yen, Australian dollar and Swiss franc versus the U.S. dollar as the value of the U.S. currency strengthened. Within the agricultural markets, gains were experienced during August from long positions in sugar futures and during September from long positions in cotton futures as commodity prices were boosted by inflationary pressures. Smaller gains were recorded within the metals sector during July from long positions in nickel futures as prices rallied on signs of tightening global supplies. The Partnership’s gains for the quarter were offset by losses incurred within the global fixed income sector during September from long positions in European, U.S., and Australian fixed income futures as prices declined amid an expectation for central banks to begin to taper asset purchases and other monetary easing measures sooner than expected. Further losses were recorded during September within the global stock index sector from long positions in U.S. equity index futures as concerns over the strength of the global economy weighed on stock prices.
During the Partnership’s nine months ended September 30, 2021, the net asset value per Unit for Class A increased 7.6% from $21.07 to $22.67 as compared to a decrease of 11.6% during the nine months ended September 30, 2020. During the Partnership’s nine months ended September 30, 2021, the net asset value per Unit for Class Z increased 8.2% from $8.90 to $9.63 as compared to a decrease of 10.4% during the nine months ended September 30, 2020. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2021 of $16,002,043. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, grains, indices, metals and softs and were partially offset by losses in U.S. and
non-U.S.
interest rates and livestock. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2020 of $7,395,325. Losses were primarily attributable to the Partnership’s trading of Futures Interests in currencies, indices and softs and were partially offset by gains in energy, grains, U.S. and
non-U.S.
interest rates and metals.
The most notable trading gains were experienced within the energy sector during September from long positions in natural gas and crude oil futures as supply chain constrictions boosted global energy prices. Additional gains in the energies were recorded during February and June from long futures positions in crude oil and its refined products as prices surged on an outlook for increased global demand. During February, March, April, and August additional gains were recorded in global stock indices from long positions in U.S., Asian, and European equity index futures as stock prices rallied on an optimistic outlook for global economic growth. Within the agricultural sector, gains were achieved during April from long positions in corn, wheat, and soybean futures as supply constraints and growing consumption demand boosted grain prices. Gains were also experienced within the currency markets primarily during March from short positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar advanced as the rollout of the
COVID-19
vaccine gained momentum in the U.S. Within the metals sector, gains were achieved during February, April and May from long positions in copper futures as prices moved higher amid signs of tightening global stockpiles. The Partnership’s overall trading gains for the first nine months of the year were partially offset by trading losses recorded in the global fixed income sector during January and February from long positions in U.S., Australian, Canadian and European bond futures as interest rates moved higher, pressuring prices lower. Losses within the global fixed income sector were also experienced throughout a majority of the second and third quarters.

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
U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and nine months ended September 30, 2021 increased by $1,939 and decreased by $164,257, respectively, as compared to the corresponding periods in 2020. The increase in interest income was primarily due to higher interest rates during the three months ended September 30, 2021 as compared to the corresponding period in 2020. The decrease in interest income was primarily due to lower interest rates during the nine months ended September 30, 2021 as compared to the corresponding period in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.
Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2021 increased by $85,733 and $206,294, respectively, as compared to the corresponding periods in 2020. The increase in these clearing fees was primarily due to an increase in the number of trades made by the Partnership during the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020.
Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and nine months ended September 30, 2021 increased by $109,433 and decreased by $58,292, respectively, as compared to the corresponding periods in 2020. The increase was primarily due to an increase in Class A adjusted net assets during the three months ended September 30, 2021 as compared to the corresponding period in 2020. The decrease was primarily due to a reduction in the ongoing placement agent fee rate to 1/12 th
of 0.75% for Class A Units effective January 1, 2021.
General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner’s fees for the three and nine months ended September 30, 2021 decreased by $14,230 and $182,942, respectively, as compared to the corresponding periods in 2020. The decrease was primarily due to a reduction in the General Partner fee rate to 1/12 th
of 0.75% effective January 1, 2021. Prior to January 1, 2021, the General Partner paid or reimbursed the Partnership for all fees and costs charged or incurred by the commodity brokers for trades executed on behalf of the Partnership, and for all ordinary administrative and offering expenses. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2021 increased by $252,335 and $723,996, respectively, as compared to the corresponding periods in 2020. The increase was primarily due to an increase in average net assets during the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020.
Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreement among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three and nine months ended September 30, 2021 resulted in incentive fees of $241,908 and $1,177,264, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.
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
As of September 30, 2021 and June 30, 2021, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

		September 30, 2021		June 30, 2021
		(percentage of		(percentage of
Advisor	September 30, 2021	Partners’ Capital)	June 30, 2021	Partners’ Capital)
Campbell	$32,487,681	22%	$30,454,377	20%
EMC	13,433,494	9%	13,356,829	9%
Graham	55,337,638	38%	62,883,087	42%
WCM	44,584,750	31%	43,304,576	29%
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
10-K
for the year ended December 31, 2020.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2021. As of September 30, 2021, the Partnership’s total capitalization was $145,843,563.

September 30, 2021
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$10,855,929	7.45%
Energy	3,126,723	2.14
Grains	922,054	0.63
Indices	6,884,696	4.72
Interest Rates U.S.	1,656,817	1.14
Interest Rates Non-U.S.	4,469,362	3.06
Livestock	184,052	0.13
Metals	1,798,358	1.23
Softs	1,513,170	1.04

Total	$31,411,161	21.54%

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of September 30, 2021 and December 31, 2020, and the highest, lowest and average values during the three months ended September 30, 2021 and for the twelve months ended December 31, 2020. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.
As of September 30, 2021, the Partnership’s total capitalization was $145,843,563.

		September 30, 2021
			Three Months Ended September 30, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$9,443,102	6.47%	$13,635,401	$9,045,561	$10,871,651
Energy	2,376,064	1.63	2,835,997	1,807,092	2,249,007
Grains	838,077	0.58	1,266,459	441,721	819,759
Indices	5,966,119	4.09	8,845,039	4,581,485	6,577,971
Interest Rates U.S.	1,492,955	1.02	2,046,828	698,503	1,343,593
Interest Rates Non-U.S.	4,024,145	2.76	4,518,263	1,824,802	3,225,049
Livestock	91,432	0.06	172,920	12,320	80,779
Metals	1,364,462	0.94	1,838,832	840,695	1,199,383
Softs	1,119,183	0.77	1,163,097	603,162	945,960

Total	$26,715,539	18.32%

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
As of September 30, 2021, the Trading Company’s total capitalization was $44,548,714 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of September 30, 2021 was as follows:

		September 30, 2021
			Three Months Ended September 30, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,412,827	3.17%	$1,890,961	$1,172,594	$1,503,246
Energy	750,659	1.69	808,382	590,516	724,433
Grains	83,977	0.19	193,530	74,101	154,427
Indices	918,577	2.06	1,025,510	823,140	946,281
Interest Rates U.S.	163,862	0.37	323,621	146,118	243,144
Interest Rates Non-U.S.	445,217	1.00	700,168	277,725	521,467
Livestock	92,620	0.21	162,470	68,420	132,818
Metals	433,896	0.97	442,921	347,058	394,163
Softs	393,987	0.88	393,987	251,814	328,101

Total	$4,695,622	10.54%

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
and
15d-15(e)
under the Exchange Act) as of September 30, 2021 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
On September 30, 2020, the SEC entered into a settlement order with MS&Co. settling an administrative action which relates to MS&Co.’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring the Firm’s equity swaps business. The order found that MS&Co. improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that MS&Co. willfully violated Section 200(g) of Regulation SHO. MS&Co. consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

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
A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, the Firm entered into an agreement to settle the litigation.
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
Risk Factors
.” in the Partnership’s Quarterly Reports on Form
10-Q
for the quarters ended March 31, 2021 and June 30, 2021.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended September 30, 2021, there were no additional subscriptions of Class A and Class Z Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.
Proceeds of net offering are used for the trading of Futures Interests.
The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	77,924.959	$22.65	N/A	N/A
August 1, 2021 - August 31, 2021	51,250.112	$22.61	N/A	N/A
September 1, 2021 - September 30, 2021	39,350.458	$22.67	N/A	N/A
	168,525.529	$22.64
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
outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to September 30, 2021. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: November 10, 2021

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)
Date: November 10, 2021
The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.