Form 10-K
period 2021-12-31
Ceres Classic L.P.
filed 2022-03-24
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
000-25603
CERES CLASSIC L.P
.

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
of the Exchange Act).
Yes

                     No
X
Limited Partnership Units with an aggregate value of $148,221,276 were outstanding and held by non-affiliates

as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2022, 5,972,371.233 Limited Partnership Units of Class A were outstanding and 11,079.649 Limited Partnership Units of Class Z were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I
Item 1.
Business
.
(a)
General Development of Business
. Ceres Classic L.P. (formerly, Managed Futures Premier Graham L.P.) (the “Partnership”) was formed on July 15, 1998 under the Delaware Revised Uniform Limited Partnership Act to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”). The Futures Interests that are traded by the Partnership are volatile and involve a high degree of risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership commenced trading operations on March 1, 1999.
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
As of December 31, 2021, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Prior to January 1, 2021, Graham was the sole trading advisor to the Partnership, and managed the assets of the Partnership pursuant to its
K4D-15V
Program, Graham’s proprietary, trend-following trading program. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the Limited Partners. A description of the trading activities and focus of the Trading Advisors is included under “Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.”
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
For the period January 1, 2021 through December 31, 2021, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2021, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
During the years ended December 31, 2021, 2020 and 2019, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acted as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.
Effective October 2, 2020, the Partnership changed its name from Managed Futures Premier Graham L.P. to Ceres Classic L.P.
The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with Graham. The Management Agreement provides that Graham has sole discretion in determining the investments of the assets of the Partnership allocated to Graham by the General Partner. Pursuant to the Management Agreement, the Partnership pays Graham a flat-rate monthly fee. Effective as of January 1, 2021, the management fee payable by the Partnership to Graham is equal to 1/12 th
of 1.25% (a 1.25% annual rate) of the Partnership’s net assets as of the first day of each month. From February 1, 2019 to December 31, 2020, the management fee payable by the Partnership to Graham was equal to 1/12 th
of the 1.35% (1.35% annual rate) of the Partnership’s net assets as of the first day of each month. From April 1, 2014 to January 31, 2019, the management fee payable by the Partnership to Graham was equal to 1/12 th
of 1.75% (1.75% annual rate) of the Partnership’s net assets as of the first day of each month.
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
The Partnership has also entered into a selling agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management is paid a monthly ongoing selling agent fee at the rates described below. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisors of Morgan Stanley Wealth Management who sell Class A Units.
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
The Harbor Selling Agreement continues in effect until September 30, 2022 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, effective as of January 1, 2021, the Partnership pays Harbor an ongoing placement agent fee equal to 1/12 th
of 0.75% (a 0.75% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership. From July 1, 2020 to December 31, 2020, the Partnership paid Harbor an ongoing placement agent fee equal to 1/12 th
of 1.00% (a 1.00% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement. Prior to July 1, 2020, the Partnership paid Harbor an ongoing placement agent fee equal to 1/12 th
of 2.00% (a 2.00% annual rate) of the net asset value per Unit for certain holders for Class A Units in the Partnership, as set forth in the Harbor Selling Agreement.
As of December 31, 2021, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”) in a private placement pursuant to Regulation D under the Securities Act. A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units. The Partnership previously offered Units in Class D, however, no Limited Partners hold Class D Units as of December 31, 2021, and Class D Units are no longer offered.
Each of Class A and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units. Class Z Units are not subject to an ongoing placement agent fee.
The Partnership began the year at a net asset value per Class A Unit of $21.07 and increased 5.5% to $22.22 per Class A Unit and a net asset value per Class Z Unit of $8.90 and increased 6.3% to $9.46 per Class Z Unit on December 31, 2021. For a more detailed description of the Partnership’s business, see subparagraph (c).

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
(b) [Reserved.]
(c)
Narrative Description of Business
. For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of Futures Interests. The relevant financial information is presented in “Part II. Item 8.
Financial Statements and Supplementary Data
.” The Partnership is in the business of speculative trading of Futures Interests pursuant to trading instructions provided by the Trading Advisors. See Item 1(a) above for a complete description of the Partnership’s business. The information requested in Section 101(c)(1)(i) through (v) and Section 101(c)(2)(i) of Regulation S-K is not applicable to the Partnership. Additionally, the Partnership does not have any employees. The directors and officers of the General Partner are listed in “Part III. Item 10.
Directors, Executive Officers and Corporate Governance
.”
(d) [Reserved.]
(e)
Available Information
. The Partnership files an Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form
8-K,
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
Risk Factors
.
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

•
Employees of the Placement Agent receive a significant portion of the ongoing placement agent fee paid by the Partnership (except for consulting clients, from which the Placement Agent, serving in its role as investment adviser, receives the fees and expenses described in such consulting client’s consulting agreement). Therefore, these employees have a conflict of interest in making recommendations regarding the purchase or redemption of Units.

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

•
For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s and the Trading Company’s account in excess of the rate specified in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2021. Depending on the current market interest rates, that could create an incentive for the General Partner to retain excess cash in cash instead of direct investments in permitted investments.

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
Other federal agencies, including the SEC and the Commodity Futures Trading Commission (“CFTC”), regulate certain activities of the Partnership and General Partner.
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
The relative exposure of the Partnership to contracts that are not cleared by a registered clearing firm as of December 31, 2021 was approximately 35%, all of which represents OTC foreign exchange spot and forward transactions. As of January 1, 2022, the General Partner anticipates that the relative exposure of the Partnership to such contracts will be between approximately 22.0% and 40.9%.

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
You will not be aware of changes to the trading programs.
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
A Trading Advisor generally is required to recoup previous trading losses before it can earn performance-based compensation. However, the General Partner may elect to replace a Trading Advisor if such Trading Advisor has a “loss carry-forward.” In that case, the Partnership would lose the “free ride” of any potential recoupment of the prior losses. In addition, the new trading advisor(s) would earn performance-based compensation on the first dollars of investment profits. The effect of the replacement of, or the reallocation of assets away from, Trading Advisors therefore could be significant.
Partnership performance may be hindered by increased competition for positions.
Assets in managed futures have grown substantially, which has resulted in increased trading competition. Since futures are traded in an auction-like
market, the more competition there is for some contracts, the more difficult it may be for the Partnership or the Trading Company to obtain the best prices.
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
Given the continuing development of this situation, it is not possible to accurately predict how the market disruptions caused by
COVID-19
will further impact the U.S. and other world economies or the value of the Partnership’s/Trading Company’s investments, or for how long the effects of such events will continue. Nevertheless, the novel coronavirus continues to present material uncertainty and risk with respect to the Partnership’s/Trading Company’s investments and operations.
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
Unresolved Staff Comments
.
Not applicable.
Item 2.
Properties
.
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
MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC
10-K
filings for 2021, 2020, 2019, 2018, and 2017. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at
www.morganstanley.com
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
filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-
and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the Southern District of New York (“SDNY”) styled
Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al.
Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. A decision on plaintiffs’ motion for class certification is pending.
Settled Civil Litigation
On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled
China
Development Industrial Bank v. Morgan Stanley
 & Co. Incorporated et al.
, in the Supreme Court of NY. The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK
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
Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the United States District Court for the SDNY, the first of which is styled
Alaska Electrical Pension Fund v. BofA Secs., Inc., et al
. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled
In re GSE Bonds Antitrust Litigation
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
.
Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
.

(a)	Market Information . The Partnership has issued no stock. There is no public market for the Units.

(b)	Holders . The number of holders of Units as of February 28, 2022 was 3,898 for Class A Units and 3 for Class Z Units.

(c)
Distributions
. No distributions have been made by the Partnership since it commenced trading operations on March 1, 1999. Ceres has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Ceres does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans . None.

(e)	Performance Graph . Not applicable.

(f)
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
. The Registrant’s Units of limited partnership interest are being offered in a private placement pursuant to Regulation D under the Securities Act, and are being sold only to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Units were purchased by accredited investors.

The aggregate proceeds of unregistered securities sold to the limited partners through December 31, 2021 was $238,091,559. The Partnership received $627,786 in consideration from the sale of Units to the General Partner.
Proceeds of net offering were used for the trading of Futures Interests.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers .
The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	98,514.451	$23.01	N/A	N/A
November 1, 2021 - November 30, 2021	72,308.361	$21.95	N/A	N/A
December 1, 2021 - December 31, 2021	93,872.047	$22.22	N/A	N/A
	264,694.859	$22.44

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
[Reserved]
.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
Liquidity
. The Partnership/Trading Company deposits its assets with MS&Co. as its clearing commodity broker in separate Futures Interests trading accounts established for the Trading Advisors. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s/Trading Company’s trading. The assets are held either in non-interest
bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s/Trading Company’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership/Trading Company will continue to own such liquid assets for margin purposes.
The Partnership’s/Trading Company’s investment in Futures Interests and U.S. Treasury bills may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.
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
Capital Resources
. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are its (i) investment in the Trading Company, (ii) redemptions receivable from the Trading Company, (iii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills, at fair value, as applicable, (iv) interest receivable and (v) expense reimbursement. Redemptions, exchanges and sales of Units in the future will affect the amount of funds available for investments in Futures Interests and U.S. Treasury bills in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.
There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.
Results of Operations
General
. The Partnership’s results depend on the Trading Advisors and the ability of the Trading Advisors’ trading programs to take advantage of price movements in the futures, forwards and options markets.
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
As of December 31, 2021 and September 30, 2021, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2021	December 31, 2021 (percentage of Partners’ Capital)	September 30, 2021	September 30, 2021 (percentage of Partners’ Capital)
Campbell	$30,131,735	22%	$32,487,681	22%
EMC	12,171,817	9%	13,433,494	9%
Graham	40,036,445	29%	55,337,638	38%
WCM	41,351,677	30%	44,584,750	31%
Unallocated	13,218,988	10%	-	0%

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
Winton Capital Management Limited
The portion of the Partnership’s assets that was allocated to Winton for trading are not invested in commodity interests directly. Winton’s allocation of the Partnership’s assets was invested in Winton Master. Winton trades the Diversified Macro Strategies (formerly, the Winton Futures Program), a proprietary, systematic trading program, on behalf of Winton Master.
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

The Advisor believes that utilizing multiple trading models provides an important level of diversification and is most beneficial when multiple contracts of each market are traded. Every trading model may not trade every market. It is possible that one trading model may signal a long position while another trading model signals a short position in the same market. It is the Advisor’s intention to offset those signals to reduce unnecessary trading, but if the signals are not simultaneous, both trades will be taken and since it is unlikely that both positions would prove profitable, in retrospect, one or both trades will appear to have been unnecessary. It is the Advisor’s policy to follow trades signaled by each trading model independent of the other models.
For the period from January 1, 2021 through December 31, 2021, the average allocation by commodity market sector for CMF Winton was as follows:

CMF Winton
Currencies	33.9%
Energy	12.5%
Grains	5.0%
Indices	19.1%
Interest Rates U.S.	3.1%
Interest Rates Non-U.S.	8.3%
Livestock	2.6%
Metals	9.1%
Softs	6.4%
The following presents a summary of the Partnership’s operations for the years ended December 31, 2021, 2020 and 2019, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
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
No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Units at the net asset value per Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings. For the year ended December 31, 2021, 1,046,833.899 limited partner Units of Class A were redeemed totaling $23,024,929 and 145,102.254 General Partner Units of Class Z were redeemed totaling $1,285,094. For the year ended December 31, 2020, 871,818.455 limited partner Units of Class A were redeemed totaling $17,276,664. For the year ended December 31, 2019, 606,098.601 limited partner Units of Class A were redeemed totaling $12,313,201 and 37,107.123 General Partner Units of Class Z were redeemed totaling $320,000.
The Partnership continues to offer Units for each Class at their net asset value per Unit as of the end of each month. For the year ended December 31, 2021, there were subscriptions of 4,259,217.890 limited partner Units of Class A totaling $89,741,721, 206,904.961 General Partner Units of Class Z totaling $1,841,454 and 11,079.649 limited partner Units of Class Z totaling $99,016. For the year ended December 31, 2020, there were subscriptions of 1,155.802 limited partner Units of Class A totaling $25,000. For the year ended December 31, 2019, there were subscriptions of 3,584.803 limited partner Units of Class A totaling $75,624.

For the year ended December 31, 2021, the net asset value per Unit for Class A increased 5.5% from $21.07 to $22.22. For the year ended December 31, 2021, the net asset value per Unit for Class Z increased 6.3% from $8.90 to $9.46. For the year ended December 31, 2020, the net asset value per Unit for Class A decreased 5.1% from $22.21 to $21.07. For the year ended December 31, 2020, the net asset value per Unit for Class Z decreased 3.7% from $9.24 to $8.90. For the year ended December 31, 2019, the net asset value per Unit for Class A increased 20.3% from $18.46 to $22.21. For the year ended December 31, 2019, the net asset value per Unit for Class Z increased 22.7% from $7.53 to $9.24.
The Partnership experienced a net trading gain of $14,499,858 before fees and expenses for the year ended December 31, 2021. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the currencies, energy, grains, indices, metals and softs sectors and were partially offset by losses in the U.S. and
non-U.S.
interest rates and livestock sectors. The net trading gain (or loss) realized from the Partnership is disclosed under “Item 8.
Financial Statements and Supplementary Data.
”
During the first quarter of 2021, the Partnership’s most notable gains were experienced during February and March from long positions in U.S., Asian, and European equity index futures as stock prices rallied on an optimistic outlook for global economic growth. Within the agricultural sector, gains were achieved during January and February from long positions in corn and soybean futures as prices advanced on strengthening consumer demand. Within the energy sector, gains were achieved during February from long futures positions in crude oil and its refined products as prices surged on an outlook for increased global demand. Additional gains were experienced within the currency markets primarily during March from short positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar advanced. The Partnership’s overall trading gains for the first quarter were partially offset by trading losses recorded during January and February from long positions in U.S., Australian, Canadian and European bond futures as interest rates moved higher, pressuring prices lower. Within the metals sector, losses were incurred during January and March from long positions in gold and silver futures as the stronger U.S. dollar reduced demand for precious metals.
During the second quarter of 2021, the Partnership’s most significant gains were achieved within the energy sector during April, May, and June from long futures positions in crude oil and its refined products, natural gas, and carbon emissions as prices surged higher amid optimism for a rebound in global economic strength. Within the global stock index markets, gains were experienced during April, May, and June from long positions in U.S. equity index futures as prices advanced on steady investor demand for risk assets. Gains within the agricultural sector were recorded during April from long positions in corn, wheat, and soybean futures. Additional gains were achieved within the metals sector during April and May from long positions in copper futures as prices moved higher amid signs of tightening global stockpiles. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the global fixed income sector during April, May, and June from short positions in U.S. and European fixed income futures as central banks signaled they would remain committed to easing policies. Further losses were experienced within the currency markets during April from short positions in the euro and Japanese yen versus the U.S. dollar as the relative value of the dollar trended lower.
During the third quarter of 2021, the Partnership’s most significant trading gains were achieved within the energy sector during September from long positions in natural gas and crude oil futures as supply chain constrictions boosted global energy prices. Within the currency markets, gains were recorded during September from short positions in the euro, Japanese yen, Australian dollar and Swiss franc versus the U.S. dollar. Within the agricultural markets, gains were experienced during August from long positions in sugar futures and during September from long positions in cotton futures as commodity prices were boosted by inflationary pressures. Smaller gains were recorded within the metals sector during July from long positions in nickel futures. The Partnership’s trading gains for the third quarter were offset by trading losses incurred within the global fixed income sector during September from long positions in European, U.S., and Australian fixed income futures as prices declined amid an expectation for central banks to begin to taper asset purchases. Further losses were recorded during September within the global stock index sector from long positions in U.S. equity index futures as concerns over the strength of the global economy weighed on stock prices.
During the fourth quarter of 2021, the Partnership’s most notable losses were incurred within the global fixed income markets during October from long positions in European and U.S. fixed income futures as bond prices fell on an outlook for global central banks to curtail easing measures to combat growing inflation. Within the energies, losses were experienced during November from long positions in crude oil and its refined products as the discovery of a new
COVID-19
variant caused energy prices to reverse dramatically lower late in the month. Additional losses were incurred within the metals during November from positions in both industrial and precious metals. A portion of the Partnership’s losses for the fourth quarter was offset by gains achieved within the global stock index markets during October and December from long positions in U.S. equity index futures as bullish momentum boosted stock prices. Within the currencies, gains were recorded during November from positions in the Australian dollar and euro. Smaller gains were achieved within the agricultural sector during October and December from long positions in corn futures as increased consumer demand pushed prices higher.

The Partnership experienced a net trading loss of $2,351,584 before fees and expenses for the year ended December 31, 2020. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the currencies, energy, indices and softs sectors and were partially offset by gains in the grains, U.S. and
non-U.S.
interest rates and metals sectors.
During the first quarter of 2020, the Partnership’s most notable losses were incurred during February and March from long positions in European, U.S., and Asian equity index futures as equity prices fell at historic rates due to investor panic amid the
COVID-19
coronavirus. Additional losses were experienced within the currency markets during March from short positions in the British pound and long positions in the Mexican peso versus the U.S. dollar as the value of the dollar fluctuated. The Partnership’s overall trading losses for the first quarter were partially offset by trading gains recorded during January, February, and March from long positions in U.S. fixed income futures as U.S. bond prices rallied on safe-haven demand. Additional gains were recorded from positions in Canadian fixed income. Within the metals sector, gains were achieved during January and March from short positions in copper futures as prices declined on concerns that the worsening coronavirus outbreak would pare Chinese demand for raw materials. Smaller gains within this sector were recorded from positions in aluminum and gold futures. Within the energy sector, gains were achieved primarily during March from short positions in crude oil and refined oil products as plummeting demand caused prices to crater. Within the agricultural markets, gains were recorded during January from short positions in soybean futures as prices fell.
During the second quarter of 2020, the Partnership’s most notable gains were recorded within the global stock index sector throughout the quarter from long positions in U.S., European, and Asian equity index futures as stock prices rallied amid signs of easing global quarantine conditions. Within the global interest rate sector, gains were recorded primarily during April from long positions in U.S. and European fixed income futures as prices moved higher as central banks committed to unprecedented easing measures. Within the metals sector, gains were achieved during April from long positions in gold and silver futures as precious metals prices advanced. Within the agricultural complex, gains were recorded during April and May from short positions in soybean and soymeal futures as prices declined amid favorable weather in the U.S. Midwest. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the currency sector primarily during April and June from short positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency rallied. Smaller losses were experienced in the energy sector during May and June from short positions in crude oil and its refined products as prices surged, rebounding from April’s lows.
During the third quarter of 2020, the Partnership’s most notable gains were recorded within the global stock index sector during July and August from long positions in U.S. and Asian equity index futures as prices advanced amid optimism the coronavirus pandemic may come under control. Within the metals sector, gains were experienced primarily during July and August from long positions in silver and gold futures as prices neared record highs. Within the energy sector, gains were experienced primarily during September from short positions in Brent crude oil, gas oil, and heating oil as energy prices fell. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the agricultural sector throughout the quarter from short positions in wheat, soybean, and corn futures as prices rallied amid increased demand from China. Additional losses in the agricultural sector were incurred from short positions in coffee futures as prices rallied on an outlook for increased consumer demand. Smaller losses were incurred within the currency sector during September from long positions in the British pound as the value of the European currency fell amid a resurgence of coronavirus infections in the Eurozone.
During the fourth quarter of 2020, the Partnership’s most notable gains were recorded within the global stock index sector during November and December from long positions in U.S. and Asian equity index futures as positive
COVID-19
vaccine news helped move prices higher and tempered concerns about rising infection rates. Within the agricultural sector, gains were experienced primarily during November and December from long positions in soybean futures as prices rose amid reports of increased Chinese demand. Within the metals sector, gains were experienced primarily during December from long positions in gold and silver futures as precious metals prices continued to rally higher. A portion of the Partnership’s gains for the fourth quarter was offset by losses incurred within the energy sector primarily during November and December from short positions in crude oil and its related products as prices rose on the prospects of an effective
COVID-19
vaccine, which boosted optimism for increased demand. Within the global interest rate sector, losses were incurred primarily during November from long positions in European and U.S. fixed income futures as prices moved lower as news of a working
COVID-19
vaccine countered worries over a resurgence of virus cases.
The results of operations for the twelve months ended 2019 are discussed under “Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2019.

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the
4-week
U.S. Treasury bill discount rate. Prior to January 1, 2021, the Partnership received monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the
4-week
U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and twelve months ended December 31, 2021 increased by $5,548 and decreased by $158,709, respectively, as compared to the corresponding periods in 2020. The increase in interest income was primarily due to higher average net assets during the three months ended December 31, 2021 as compared to the corresponding period in 2020. The decrease in interest income was primarily due to lower interest rates during the twelve months ended December 31, 2021 as compared to the corresponding period in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.
Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2021 increased by $59,822 and $266,116, respectively, as compared to the corresponding periods in 2020. The increase in these clearing fees was primarily due to an increase in the number of trades made by the Partnership during the three and twelve months ended December 31, 2021 as compared to the corresponding periods in 2020.
Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and twelve months ended December 31, 2021 increased by $111,379 and $53,087, respectively, as compared to the corresponding periods in 2020. The increase was primarily due to an increase in average net assets of Class A during the three and twelve months ended December 31, 2021 as compared to the corresponding periods in 2020. As of January 1, 2021, the Partnership pays Morgan Stanley Wealth Management, or any other placement agent or sub-placement
agent, an annualized rate equal to 0.75% with respect to Class A Units.
General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner’s fees for the three and twelve months ended December 31, 2021 decreased by $3,764 and $186,706, respectively, as compared to the corresponding periods in 2020. The decrease was primarily due to a reduction in the General Partner fee rate during the three and twelve months ended December 31, 2021 as compared to the corresponding periods in 2020. Effective July 1, 2020, there was a reduction in the General Partner fee rate from 1/12 th
of 2.00% to 1/12
th
of 1.75%. Effective January 1, 2021, the Partnership pays the General Partner a monthly administrative fee equal to 1/12 th
of 0.75% (a 0.75% annual rate) of the Partnership’s net assets (plus “notional” funds, if any) as of the beginning of each month. Prior to January 1, 2021, the General Partner paid or reimbursed the Partnership for all fees and costs charged or incurred by the commodity brokers for trades executed on behalf of the Partnership, and for all ordinary administrative and offering expenses. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2021 increased by $224,956 and $948,952, respectively, as compared to the corresponding periods in 2020. The increase was primarily due to an increase in average net assets during the three and twelve months ended December 31, 2021 as compared to the corresponding periods in 2020.
Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreements among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three and twelve months ended December 31, 2021 resulted in incentive fees of $81,002 and $1,258,266, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include professional fees made up of legal and accounting expenses, as well as certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2021 and 2020 were $537,889 and $91, respectively.
For an analysis of unrealized gains and losses by contract type and a further description of 2021 trading results, refer to the Partnership’s Annual Report to limited partners for the year ended December 31, 2021, which is included in “Item 8.
Financial Statements and Supplementary Data
.” of this Form
10-K.
The Partnership’s gains and losses are allocated among its partners for income tax purposes.
Market Risk
.
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
Credit Risk
.
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

For additional information, see Note 4, “Financial Instruments” under “Notes to Financial Statements” in the Partnership’s Annual Report to limited partners for the year ended December 31, 2021, which is included in “Item 8.
Financial Statements and Supplementary Data
.” of this Form
10-K.
Inflation has not been a major factor in the Partnership’s operations.
Critical Accounting Estimates
.
The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2, “Basis of Presentation and Summary of Significant Account Policies” under “Notes to Financial Statements” in the Partnership’s Annual Report to limited partners for the year ended December 31, 2021, which is included in “Item 8.
Financial Statements and Supplementary Data
.” of this Form
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
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
.
The Partnership and Trading Company are commodity pools engaged primarily in the speculative trading of Futures Interests. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership’s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.
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
The Partnership’s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading. The Partnership’s speculative trading and use of leverage may cause future losses and volatility (
i.e.
, “risk of ruin”) that far exceed the Partnership’s experience to date as discussed under the “Partnership’s and the Trading Company’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk tables disclosed.
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
Value at Risk is a measure of the maximum amount which the Partnership/Trading Company could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Trading Company’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership/Trading Company could result in actual trading or non-trading
losses far beyond the indicated Value at Risk or the Partnership’s/Trading Company’s experience to date (
i.e
., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Trading Company’s losses in any market sector will be limited to Value at Risk or by the Partnership’s/Trading Company’s attempts to manage its market risk.
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
price fluctuation.
The Partnership’s and the Trading Company’s Value at Risk in Different Market Sectors
Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investments in the Trading Company. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by certain Trading Advisors) and indirectly by the Trading Company separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Form
10-K
for the year ended December 31, 2020.
The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2021. As of December 31, 2021, the Partnership’s total capitalization was $136,910,662.

December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,938,577	7.26%
Energy	1,962,300	1.43
Grains	895,075	0.65
Indices	5,607,494	4.10
Interest Rates U.S.	880,975	0.64
Interest Rates Non-U.S.	1,964,317	1.43
Livestock	107,098	0.08
Metals	1,612,016	1.18
Softs	1,148,256	0.84

Total	$24,116,108	17.61%

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of December 31, 2021 and 2020, and the highest, lowest and average values during the twelve months ended December 31, 2021 and 2020, as applicable. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.
As of December 31, 2021, the Partnership’s total capitalization was $136,910,662.

December 31, 2021
			Twelve Months Ended December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,317,348	6.08%	$13,635,401	$4,566,053	$8,999,297
Energy	1,593,108	1.16	2,835,997	626,844	1,922,632
Grains	665,748	0.49	1,484,057	432,300	834,033
Indices	4,644,663	3.39	8,845,039	3,501,465	5,836,564
Interest Rates U.S.	771,654	0.56	2,046,828	321,052	933,536
Interest Rates Non-U.S.	1,713,543	1.25	4,518,263	1,198,940	2,403,480
Livestock	39,970	0.03	172,920	-	56,817
Metals	1,196,578	0.88	2,352,311	750,206	1,413,570
Softs	807,669	0.59	1,163,097	145,390	675,120

Total	$19,750,281	14.43%

* Annual average of daily Values at Risk.
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

As of December 31, 2021, the Trading Company’s total capitalization was $41,317,749 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of December 31, 2021 was as follows:

December 31, 2021
			Twelve Months Ended December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,621,229	3.92%	$3,262,014	$1,100,239	$1,624,292
Energy	369,192	0.89	887,874	206,987	605,441
Grains	229,327	0.56	559,815	74,101	239,339
Indices	962,831	2.33	1,386,812	657,048	921,128
Interest Rates U.S.	109,321	0.27	323,621	18,802	152,556
Interest Rates Non-U.S.	250,774	0.61	887,489	172,632	402,042
Livestock	67,128	0.16	189,970	38,473	123,981
Metals	415,438	1.01	735,993	297,131	441,668
Softs	340,587	0.82	517,670	182,078	308,123

Total	$4,365,827	10.57%

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
The following were the primary trading risk exposures of the Partnership as of December 31, 2021, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.
Stock Indices
. The Partnership’s primary equity exposure is to equity price risk in the G20 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2021, the Partnership’s primary exposures were in the S&P 500 (U.S.), Hang Seng (Hong Kong), Dow Jones Euro STOXX 50 (European Union), NASDAQ 100 (U.S.), FTSE 100 (United Kingdom), Dow Jones 30 Industrial (U.S.), SPI 200 (Australia), CAC 40 (French), and TOPIX (Japan) stock indices. Overall, the Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European, and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)
Interest Rates
. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries can materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and other G8 countries. However, the Partnership may also take futures positions on the government debt of smaller economies – e.g., Australia and New Zealand.
Currencies
. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes, as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future.
Commodities
:
Energy
. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other factors contributing to supply and demand. Energy prices can be volatile and substantial profits and losses have been experienced and are expected to continue in this market.

Metals
. The Partnership’s primary metals exposure as of December 31, 2021 was to fluctuations in the price of silver, aluminum, copper, nickel and zinc.
Softs
. The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cotton, coffee, sugar and cocoa accounted for the majority of the Partnership’s soft commodity exposure as of December 31, 2021.
Grains
. The Partnership’s trading risk exposure in grains is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, corn and wheat accounted for the Partnership’s primary grain exposure as of December 31, 2021.
Livestock
. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle and hog prices.
Qualitative Disclosures Regarding
Non-Trading
Risk Exposure
The following was the only
non-trading
risk exposure of the Partnership as of December 31, 2021.
Foreign Currency Balances
. The Partnership may hold various foreign currency balances. The Trading Advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control the Partnership’s non-trading
risk.
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

Item 8.
Financial Statements and Supplementary Data
.
CERES CLASSIC L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (PCAOB ID: 42) for the years ended December 31, 2021, 2020 and 2019; Statements of Financial Condition at December 31, 2021 and 2020; Condensed Schedules of Investments at December 31, 2021 and 2020; Statements of Income and Expenses for the years ended December 31, 2021, 2020 and 2019; Statements of Changes in Partners’ Capital for the years ended December 31, 2021, 2020 and 2019; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form
10-K.

To the Limited Partners of
Ceres Classic L.P.
To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

/s/ Patrick T. Egan
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
Management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021. In making this assessment, Management used the criteria set forth in the
Internal Control-Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2021, based on the criteria referred to above.

/s/ Patrick T. Egan	/s/ Steven Ross
Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC General Partner,	Ceres Managed Futures LLC General Partner,
Ceres Classic L.P.	Ceres Classic L.P.

Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Classic L.P.,
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Ceres Classic L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2021 and 2020, the related statements of income and expenses, and changes in partners’ capital for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Boston, MA
March 18, 2022

Ceres Classic L.P.
Statements of Financial Condition
December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
Assets:
Investment in the Trading Company (1) , at fair value (Note 7)	$41,318,675	$-
Redemptions receivable from the Trading Company	114,506	-

Equity in trading account:
Unrestricted cash (Note 2f)	77,949,156	44,958,423
Restricted cash (Note 2f)	19,943,752	15,232,825
Net unrealized appreciation on open futures contracts	729,070	3,773,179
Net unrealized appreciation on open forward contracts	-	608,548

Total equity in trading account	98,621,978	64,572,975

Expense reimbursement receivable	-	9,406
Interest receivable (Note 2i)	2,625	2,380

Total assets	$140,057,784	$64,584,761

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$421,170	$-
Accrued expenses:
Administrative and General Partner’s fees (Note 2j)	85,905	89,047
Management fees (Note 3)	133,980	68,694
Incentive fees (Note 3)	81,002	-
Professional fees	139,228	-
Redemptions payable to General Partner (Notes 2o and 2p)	200,000	-
Redemptions payable to Limited Partners (Notes 2o and 2p)	2,085,837	2,977,462

Total liabilities	3,147,122	3,135,203

Partners’ Capital:
General Partner, Class Z, 163,339.585 and 101,536.878 Units outstanding at December 31, 2021 and 2020, respectively	1,545,437	904,065
Limited Partners, Class A, 6,086,081.989 and 2,873,697.998 Units outstanding at December 31, 2021 and 2020, respectively	135,260,404	60,545,493
Limited Partners, Class Z, 11,079.649 and 0.000 Units outstanding at December 31, 2021 and 2020, respectively	104,821	-

Total partners’ capital (net asset value)	136,910,662	61,449,558

Total liabilities and partners’ capital	$140,057,784	$64,584,761

Net asset value per Unit:
Class A	$22.22	$21.07

Class Z	$9.46	$8.90

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Classic L.P.
Condensed Schedule of Investments
December 31, 2021

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	88	$(30,119)	(0.02)%
Energy	243	599,385	0.44
Grains	353	56,336	0.04
Indices	308	601,764	0.44
Interest Rates U.S.	354	13,617	0.01
Interest Rates Non-U.S.	777	(417,936)	(0.31)
Livestock	18	16,250	0.01
Metals	15	11,287	0.01
Softs	178	44,914	0.03

Total futures contracts purchased		895,498	0.65

Futures Contracts Sold
Currencies	166	(135,560)	(0.10)
Energy	10	(47,947)	(0.03)
Grains	37	63,863	0.05
Indices	226	(434,419)	(0.32)
Interest Rates U.S.	177	2,047	0.00 *
Interest Rates Non-U.S.	875	487,345	0.36
Livestock	5	(4,670)	(0.00) *
Metals	53	(103,026)	(0.08)
Softs	62	5,939	0.00 *

Total futures contracts sold		(166,428)	(0.12)

Net unrealized appreciation on open futures contracts		$729,070	0.53%

Unrealized Appreciation on Open Forward Contracts
Currencies	$167,807,766	$1,744,966	1.27%
Metals	172	822,726	0.60

Total unrealized appreciation on open forward contracts		2,567,692	1.87

Unrealized Depreciation on Open Forward Contracts
Currencies	$198,478,850	(2,224,046)	(1.62)
Metals	150	(764,816)	(0.56)

Total unrealized depreciation on open forward contracts		(2,988,862)	(2.18)

Net unrealized depreciation on open forward contracts		$(421,170)	(0.31)%

Investment in the Trading Company
CMF Winton Master L.P.		$41,318,675	30.18%

*	Due to rounding.
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

Ceres Classic L.P.
Statements of Income and Expenses
For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Investment Income:
Interest income (Note 2i)	$34,382	$205,700	$1,243,920
Interest income allocated from the Trading Company (Note 2i)	12,609	-	-

Total investment income	46,991	205,700	1,243,920

Expenses:
Expenses allocated from the Trading Company	181,956	-	-

Clearing fees	404,743	138,627	199,000
Administrative and General Partner’s fees (Note 2j)	1,106,620	1,293,326	1,680,915
Ongoing placement agent fees (Note 2k)	1,092,132	1,039,045	1,661,523
Management fees (Note 3)	1,876,307	927,355	1,161,716
Incentive fees (Note 3)	1,258,266	-	-
Professional fees	537,889	91	17,591

Total expenses	6,457,913	3,398,444	4,720,745
Expenses reimbursed by the General Partner	-	(138,718)	(216,591)

Net expenses	6,457,913	3,259,726	4,504,154

Net investment loss	(6,410,922)	(3,054,026)	(3,260,234)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	13,614,870	(8,587,761)	19,166,338
Net realized gains (losses) on closed contracts allocated
from the Trading Company	7,151,945	-	-
Net change in unrealized gains (losses) on open contracts	(4,073,094)	6,236,177	(521,383)
Net change in unrealized gains (losses) on open contracts allocated from the Trading Company	(2,193,863)	-	-

Total trading results	14,499,858	(2,351,584)	18,644,955

Net income (loss)	$8,088,936	$(5,405,610)	$15,384,721

Net income (loss) per Unit (Note 8)*:
Class A	$1.15	$(1.14)	$3.75

Class Z	$0.56	$(0.34)	$1.71

Weighted average Units outstanding:
Class A	6,578,607.865	3,411,677.656	3,997,784.932

Class Z	206,191.102	101,536.878	114,296.697

*	Represents the change in net asset value per Unit.

Ceres Classic L.P.
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2021, 2020 and 2019

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$80,235,186	4,346,874.449	$1,044,502	138,644.001	$81,279,688	4,485,518.450
Subscriptions - Limited Partners	75,624	3,584.803	-	-	75,624	3,584.803
Redemptions - General Partner	-	-	(320,000)	(37,107.123)	(320,000)	(37,107.123)
Redemptions - Limited Partners	(12,313,201)	(606,098.601)	-	-	(12,313,201)	(606,098.601)
Net income (loss)	15,170,516	-	214,205	-	15,384,721	-

Partners’ Capital, December 31, 2019	83,168,125	3,744,360.651	938,707	101,536.878	84,106,832	3,845,897.529
Subscriptions - Limited Partners	25,000	1,155.802	-	-	25,000	1,155.802
Redemptions - Limited Partners	(17,276,664)	(871,818.455)	-	-	(17,276,664)	(871,818.455)
Net income (loss)	(5,370,968)	-	(34,642)	-	(5,405,610)	-

Partners’ Capital, December 31, 2020	60,545,493	2,873,697.998	904,065	101,536.878	61,449,558	2,975,234.876
Subscriptions - General Partner	-	-	1,841,454	206,904.961	1,841,454	206,904.961
Subscriptions - Limited Partners	89,741,721	4,259,217.890	99,016	11,079.649	89,840,737	4,270,297.539
Redemptions - General Partner	-	-	(1,285,094)	(145,102.254)	(1,285,094)	(145,102.254)
Redemptions - Limited Partners	(23,024,929)	(1,046,833.899)	-	-	(23,024,929)	(1,046,833.899)
Net income (loss)	7,998,119	-	90,817	-	8,088,936	-

Partners’ Capital, December 31, 2021	$135,260,404	6,086,081.989	$1,650,258	174,419.234	$136,910,662	6,260,501.223

See accompanying notes to financial statements.

Ceres Classic L.P.
Notes to Financial Statements

1.	Organization:
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
As of December 31, 2021, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Prior to January 1, 2021, Graham was the sole trading advisor to the Partnership, and managed the assets of the Partnership pursuant to its
K4D-15V
Program, Graham’s proprietary, trend-following trading program. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
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
Effective October 2, 2020, the Partnership changed its name from Managed Futures Premier Graham L.P. to Ceres Classic L.P.
As of December 31, 2021, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units. The Partnership previously offered Units in Class D; however, no Limited Partners hold Class D Units as of December 31, 2021, and Class D Units are no longer offered.

Ceres Classic L.P.
Notes to Financial Statements

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
The Partnership has also entered into a selling agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management is paid a monthly ongoing selling agent fee at the rates described below. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisors of Morgan Stanley Wealth Management who sell Class A Units.
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
The Statements of Changes in Partners’ Capital are included herein, and as of and for the years ended December 31, 2021, 2020 and 2019, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

d.
Partnership’s Investment in the Trading Company.
The Partnership carries its investment in the Trading Company based on the Partnership’s (1) net contribution to the Trading Company and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Trading Company.

e.
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

f.
Partnership’s Cash.
The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At December 31, 2021 and 2020, the amount of cash held for margin requirements was $19,943,752 and $15,232,825, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $410,895 (cost of $410,700) and $(415,847) (proceeds of $415,309) as of December 31, 2021 and 2020, respectively.

g.
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
Notes to Financial Statements

h.
Income Taxes.
Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740,
“Income Taxes,”
which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2018 through 2021 tax years remain subject to examination by U.S. federal and most state tax authorities.

i.
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

j.
General Partner’s Fee.
Effective January 1, 2021, the Partnership pays the General Partner a monthly administrative fee equal to 1/12 th
of 0.75% (a 0.75% annual rate) of the Partnership’s net assets (plus “notional” funds, if any) as of the beginning of each month, as described in the Partnership’s Memorandum. From July 1, 2020 to December 31, 2020, the Partnership paid the General Partner a monthly administrative and General Partner’s fee equal to 1/12 th
of 1.75% (1.75% annual rate) of the Partnership’s net assets (plus “notional” funds, if any) as of the first day of each month. Prior to July 1, 2020, the Partnership paid the General Partner a monthly administrative and General Partner’s fee equal to 1/12 th
of 2% (2% annual rate) of the Partnership’s net assets (plus “notional” funds, if any) as of the first day of each month. Prior to January 1, 2021, the General Partner then paid or reimbursed the Partnership for all fees and costs charged or incurred by the commodity brokers for trades executed on behalf of the Partnership, and for all ordinary administrative and offering expenses.

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

Ceres Classic L.P.
Notes to Financial Statements

k.
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for units of limited partnership interest (“Unit(s)”) through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2022 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, effective as of January 1, 2021, the Partnership pays Harbor an ongoing placement agent fee equal to 1/12 th
of 0.75% (a 0.75% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement. From July 1, 2020 to December 31, 2020, the Partnership paid Harbor an ongoing placement agent fee equal to 1/12 th
of 1.00% (a 1.00% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement. Prior to July 1, 2020, the Partnership paid Harbor an ongoing placement agent fee equal to 1/12 th
of 2.00% (a 2.00% annual rate) of the net asset value per Unit for certain holders for Class A Units in the Partnership, as set forth in the Harbor Selling Agreement.

l.
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

m.
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

n.
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

o.
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

p.
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

q.
Distributions.
Distributions, other than redemptions of Units, are made on a pro-rata
basis at the sole discretion of Ceres. No distributions have been made to date. Ceres does not intend to make any distributions of the Partnership’s profits.

r.	Dissolution of the Partnership. The Partnership will terminate on December 31, 2035, or at an earlier date if certain conditions occur as defined in the Memorandum.

s.	Net Income (Loss) per Unit. Net income (loss) per Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 8, “Financial Highlights.”

Ceres Classic L.P.
Notes to Financial Statements

3.	Trading Advisors:
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
Compensation to the Trading Advisors by the Partnership consists of a management fee and an incentive fee as follows:
Management Fee
—
Effective as of January

1
,
2021
, the Partnership pays Graham a flat-rate monthly fee equal to
1/12
th
of
1.25
% (a
1.25
% annual rate) of the Partnership’s net assets as of the first day of each month. From February
1
,
2019
to December
31
,
2020
, the Partnership paid Graham a flat-rate monthly fee equal to
1/12
th
of
1.35
%
(1.35
% annual rate) of the Partnership’s net assets as of the first day of each month. Prior to February
1
,
2019
, the Partnership paid Graham a flat-rate monthly fee equal to
1/12
th
of
1.75
%
(1.75
% annual rate) of the Partnership’s net assets as of the first day of each month.
Effective as of January 1, 2021, the Partnership pays WCM a flat-rate monthly fee equal to 1/12 th
of 1.5% (a 1.5% annual rate) of the Partnership’s net assets allocated to WCM as at the beginning of the relevant month, which will be equal to the prior month end net assets, net of all fees and expenses for the previous month, and decreased by any redemptions for such prior month end and increased by any subscriptions for the current month.
Effective as of January 1, 2021, the Partnership pays Campbell a flat rate monthly fee equal to 1/12 th
of 1.25% (a 1.25% annual rate) of the beginning of the month net asset value allocated to Campbell.
Effective as of January 1, 2021, the Partnership pays EMC a flat rate monthly fee equal to 1/12 th
of 0.875% (a 0.875% annual rate) of the beginning of the month net asset value allocated to EMC.
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
Given the continuing development of this situation, it is not possible to accurately predict how the market disruptions caused by
COVID-19
will further impact the U.S. and other world economies or the value of the Partnership’s/Trading Company’s investments, or for how long the effects of such events will continue. Nevertheless, the novel coronavirus continues to present material uncertainty and risk with respect to the Partnership’s/Trading Company’s investments and operations.

Ceres Classic L.P.
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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2021 and 2020 were 6,649 and 3,907, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2021 and 2020 were 678 and 406, respectively. The monthly average notional values of currency forward contracts traded during the years ended December 31, 2021 and 2020 were $835,509,187 and $292,777,322, respectively.
The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of December 31, 2021 and 2020, respectively.

December 31, 2021	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$2,679,698	$(1,950,628)	$729,070	$-	$-	$729,070
Forwards	2,567,692	(2,567,692)	-	-	-	-

Total assets	$5,247,390	$(4,518,320)	$729,070	$-	$-	$729,070

Liabilities
Futures	$(1,950,628)	$1,950,628	$-	$-	$-	$-
Forwards	(2,988,862)	2,567,692	(421,170)	-	421,170	-

Total liabilities	$(4,939,490)	$4,518,320	$(421,170)	$-	$421,170	$-

Net fair value						$729,070	*

December 31, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$4,122,810	$(349,631)	$3,773,179	$-	$-	$3,773,179
Forwards	1,473,522	(864,974)	608,548	-	-	608,548

Total assets	$5,596,332	$(1,214,605)	$4,381,727	$-	$-	$4,381,727

Liabilities
Futures	$(349,631)	$349,631	$-	$-	$-	$-
Forwards	(864,974)	864,974	-	-	-	-

Total liabilities	$(1,214,605)	$1,214,605	$-	$-	$-	$-

Net fair value						$4,381,727	*

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

Ceres Classic L.P.
Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2021 and 2020, respectively.

	December 31, 2021
Assets
Futures Contracts
Currencies	$27,947
Energy	667,615
Grains	277,755
Indices	654,155
Interest Rates U.S.	125,562
Interest Rates Non-U.S.	699,662
Livestock	16,490
Metals	58,181
Softs	152,331

Total unrealized appreciation on open futures contracts	2,679,698

Liabilities
Futures Contracts
Currencies	(193,626)
Energy	(116,177)
Grains	(157,556)
Indices	(486,810)
Interest Rates U.S.	(109,898)
Interest Rates Non-U.S.	(630,253)
Livestock	(4,910)
Metals	(149,920)
Softs	(101,478)

Total unrealized depreciation on open futures contracts	(1,950,628)

Net unrealized appreciation on open futures contracts	$729,070	*

Assets
Forward Contracts
Currencies	$1,744,966
Metals	822,726

Total unrealized appreciation on open forward contracts	2,567,692

Liabilities
Forward Contracts
Currencies	(2,224,046)
Metals	(764,816)

Total unrealized depreciation on open forward contracts	(2,988,862)

Net unrealized depreciation on open forward contracts	$(421,170)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

5
7

Ceres Classic L.P.
Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2021, 2020 and 2019, respectively.

Sector	2021		2020		2019
Currencies	$2,285,525		$(4,430,163)		$(658,803)
Energy	8,868,835		(1,895,131)		(5,781,883)
Grains	2,837,873		1,236,867		(1,216,406)
Indices	5,799,611		(15,340,684)		15,551,437
Interest Rates U.S.	(5,368,158)		10,530,542		5,732,768
Interest Rates Non-U.S.	(6,655,091)		2,788,538		7,188,020
Livestock	(425,918)		-		-
Metals	414,121		5,858,105		(1,617,020)
Softs	1,784,978		(1,099,658)		(553,158)

Total	$9,541,776	***	$(2,351,584)	***	$18,644,955	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:
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
The Partnership and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2021 and 2020, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Financial Statements

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,679,698	$2,679,698	$-	$-
Forwards	2,567,692	-	2,567,692	-

Total assets	$5,247,390	$2,679,698	$2,567,692	$-

Liabilities
Futures	$1,950,628	$1,950,628	$-	$-
Forwards	2,988,862	-	2,988,862	-

Total liabilities	$4,939,490	$1,950,628	$2,988,862	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,122,810	$4,122,810	$-	$-
Forwards	1,473,522	-	1,473,522	-

Total assets	$5,596,332	$4,122,810	$1,473,522	$-

Liabilities
Futures	$349,631	$349,631	$-	$-
Forwards	864,974	-	864,974	-

Total liabilities	$1,214,605	$349,631	$864,974	$-

The Investment in the Trading Company measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of December 31, 2021 and 2020, respectively.

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
The General Partner is not aware of any material changes to the trading program discussed above during the year ended December 31, 2021.
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

Ceres Classic L.P.
Notes to Financial Statements

At December 31, 2021, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following table:

	December 31, 2021
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$41,512,628	$194,879	$41,317,749
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following table:

	For the year ended December 31, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$(169,347)	$4,958,082	$4,788,735
Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following table:

	December 31, 2021		For the year ended December 31, 2021				Investment Objective	Redemptions Permitted
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Professional Fees
CMF Winton (a)	30.18%	$41,318,675	$4,970,691	$145,256	$36,700	$4,788,735	Commodity Portfolio	Monthly

(a)	On January 1, 2021, the Partnership invested into CMF Winton.

Ceres Classic L.P.
Notes to Financial Statements

8.	Financial Highlights:
Financial highlights for the limited partner class as a whole for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021		2020	2019
	Class A	Class Z	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$2.11	$0.90	$(0.25)	$4.56
Net investment loss	(0.96)	(0.34)	(0.89)	(0.81)

Increase (decrease) for the year	1.15	0.56	(1.14)	3.75
Net asset value per Unit, beginning of year	21.07	8.90	22.21	18.46

Net asset value per Unit, end of year	$22.22	$9.46	$21.07	$22.21

	2021		2020	2019
	Class A	Class Z	Class A	Class A
Ratios to Average Limited Partners’ Capital:
Net investment loss **	(4.6)%	(3.6)%	(4.5)%	(3.9)%

Operating expenses	3.7%	2.8%	5.0%	5.7%
Expenses reimbursed by the General Partner	-%	-%	(0.2)%	(0.3)%
Incentive fees	0.9%	0.8%	-%	-%

Total expenses	4.6%	3.6%	4.8%	5.4%

Total return:
Total return before incentive fees	6.4%	7.2%	(5.1)%	20.3%
Incentive fees	(0.9)%	(0.9)%	-%	-%

Total return after incentive fees	5.5%	6.3%	(5.1)%	20.3%

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

9.	Subsequent Events:
The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than disclosed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.
Effective February 25, 2022, Etsuko Jennings resigned as a director of the General Partner.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2021 and 2020 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2021 to	July 1, 2021 to	April 1, 2021 to	January 1, 2021 to
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total investment income	$14,593	$13,088	$4,922	$14,388
Total expenses	(1,305,486)	(1,563,328)	(1,735,810)	(1,853,289)
Total trading results	(1,502,185)	1,210,774	8,462,282	6,328,987

Net income (loss)	$(2,793,078)	$(339,466)	$6,731,394	$4,490,086

Increase (decrease) in net asset value per Unit:
Class A	$(0.45)	$(0.05)	$0.99	$0.66

Class Z	$(0.17)	$(0.01)	$0.44	$0.30

	For the period from	For the period from	For the period from	For the period from
	October 1, 2020 to	July 1, 2020 to	April 1, 2020 to	January 1, 2020 to
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Interest income	$9,045	$11,149	$14,705	$170,801
Net expenses	(634,983)	(681,484)	(892,998)	(1,050,261)
Total trading results	5,043,741	3,506,566	3,197,311	(14,099,202)

Net income (loss)	$4,417,803	$2,836,231	$2,319,018	$(14,978,662)

Increase (decrease) in net asset value per Unit:
Class A	$1.43	$0.79	$0.63	$(3.99)

Class Z	$0.62	$0.35	$0.31	$(1.62)

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
.
Not applicable.
Item 9A.
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
and
15d-15(e)
under the Exchange Act) as of December 31, 2021 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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

The Annual Report for the year ended December 31, 2021, included in “Item 8.
Financial Statements and Supplementary Data
.”, includes the General Partner’s report on internal control over financial reporting.
There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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
Effective February 25, 2022, Etsuko Jennings resigned as a director of the General Partner.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.
The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director) and Matthew R. Graver (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.
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
Patrick T. Egan
, age 53, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President of the General Partner and Chairman of the Board of Directors. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as
Co-Chief
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

Steven Ross
, age 50, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.
Matthew R. Graver,
age 54, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, where his responsibilities include acting as Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since October 2015, Mr. Graver has been a director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator, where his responsibilities include corporate governance, and he has been listed as a principal of Morgan Stanley AIP Capital GP Ltd. since November 2015. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.
The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.
Item 11.
Executive Compensation
.
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Ceres, which is responsible for the administration of the business affairs of the Partnership. Effective January 1, 2021, the Partnership pays the General Partner a monthly administrative fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the Partnership’s net assets (plus “notional” funds, if any) as of the beginning of each month. From July 1, 2020 to December 31, 2020, the Partnership paid Ceres an administrative and General Partner’s fee equal to an annual rate of 1.75% (paid monthly) of the Partnership’s net assets (plus “notional” funds, if any) as of the first day of each month. Prior to July 1, 2020, the Partnership paid Ceres an administrative and General Partner’s fee equal to an annual rate of 2.00% (paid monthly) of the Partnership’s net assets (plus “notional” funds, if any) as of the first day of each month. Prior to January 1, 2021, the General Partner paid or reimbursed the Partnership for all fees and costs charged or incurred by the commodity brokers for trades executed on behalf of the Partnership, and for all ordinary administrative and offering expenses. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
.

(a)	Security Ownership of Certain Beneficial Owners – As of February 28, 2022, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

(b)
Security Ownership of Management
– Under the terms of the Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2021:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Units	General Partner	163,339.585	93.6%

(c)	Changes in Control – None.
Item 13.
Certain Relationships and Related Transactions, and Director Independence
.

(a)	Transactions with Related Persons. None.

(b)	Review, Approval or Ratification of Transactions with Related Persons. Not applicable.

(c)
Promoters and Certain Control Persons.
MS&Co., Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation
S-K.
The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1.
Business
.”, “Item 8.
Financial Statements and Supplementary Data
.” and “Item 11.
Executive Compensation
.”

Item 14.
Principal Accountant Fees and Services
.
Effective January 1, 2021, the Partnership directly pays all of its accounting fees, as incurred, and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets. Prior to January 1, 2021, the General Partner paid or reimbursed the Partnership for all accounting fees.
(1)
Audit Fees
. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2021 and 2020 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2021	$106,200
2020	$72,000
(2)
Audit-Related Fees
. None.
(3)
Tax Fees
. The Partnership did not pay EY any amounts in 2021 and 2020 for professional services in connection with tax compliance, tax advice, and tax planning.
(4)
All Other Fees
. None.
(5) Not Applicable.
(6) Not Applicable.

PART IV
Item 15.
Exhibits, Financial Statement Schedules
.

(a)	(1) Financial Statements:
Statements of Financial Condition at December 31, 2021 and 2020.
Condensed Schedule of Investments at December 31, 2021 and 2020.
Statements of Income and Expenses for the years ended December 31, 2021, 2020 and 2019.
Statements of Changes in Partners’ Capital for the years ended December 31, 2021, 2020 and 2019.
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

4.01	Description of Securities, is incorporated by reference from Exhibit 4.01 of the Partnership’s Form 10-K (File No. 000-25603) filed with the Securities and Exchange Commission on March 25, 2021.

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

10.07
Foreign Exchange and Options Master Agreement between MS&Co. and the Partnership, dated as of August 30, 1999, is incorporated by reference from Exhibit 10.05 of the Partnership’s Form 8-K (File No. 0—25603) filed with the Securities and Exchange Commission on November 6, 2001.

10.08
Securities Account Control Agreement, among the Partnership, MS&Co. and Dean Witter Reynolds Inc., dated as of May 1, 2000, is incorporated by reference from Exhibit 10.03 of the Partnership’s Form 8-K (File No. 0—25603) filed with the Securities and Exchange Commission on November 6, 2001.

10.09
Amended and Restated Alternative Investment Selling Agent Agreement, dated as of March 3, 2016, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto, is incorporated by reference from Exhibit 10.1 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on March 8, 2016.

10.09(a)
Amendment to the Amended and Restated Alternative Investment Selling Agreement, dated as of July 1, 2020, by and among the Partnership, the General Partner, Morgan Stanley Wealth Management and the other partnerships listed on Schedule 1 thereto, is incorporated by reference from Exhibit 10.1 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on July 8, 2020.

10.09(b)
Amendment to the Amended and Restated Alternative Investment Selling Agent Agreement, dated as of December 31, 2020 and effective as of January 1, 2021, by and among the Partnership, the General Partner, Morgan Stanley Wealth Management and the other partnerships listed on Schedule 1 thereto, is incorporated by reference from Exhibit 10.5 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on January 7, 2021.

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

10.14(a)
Amendment to the Alternative Investment Selling Agent Agreement, dated as of July 1, 2020, by and among the Partnership, the General Partner, MSDI and Harbor, is incorporated by reference from Exhibit 10.2 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on July 8, 2020.

10.14(b)
Amendment to the Alternative Investment Selling Agent Agreement, dated as of December 31, 2020 and effective as of January 1, 2021, by and among the Partnership, the General Partner, MSDI and Harbor, is incorporated by reference from Exhibit 10.6 of the Partnership’s Form 8-K (File No. 000-25603) filed with the Securities and Exchange Commission on January 7, 2021.

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

10.17
Amended and Restated Management Agreement, dated as of July 3, 2014, among the Partnership, the General Partner, Winton Capital Management Limited and CMF Winton Master L.P., is incorporated by reference from Exhibit 10.17 of the Partnership’s Form 10-K (File No. 000-25603) filed with the Securities and Exchange Commission on March 25, 2021.

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
31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).
31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).
32.1 — Section 1350 Certification (Certification of President and Director).
32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director).
99.1 Financial Statements of CMF Winton Master L.P.
101.INS Inline XBRL Instance Document.
101.SCH Inline XBRL Taxonomy Extension Schema Document.
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF Inline XBRL Taxonomy Extension Definition Document.
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
Date: March 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick T. Egan	/s/ Matthew R. Graver
Patrick T. Egan	Matthew R. Graver
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 24, 2022	Date: March 24, 2022

/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)
Ceres Managed Futures LLC
Date: March 24, 2022
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
Annual Report to limited partners.
No proxy material has been sent to limited partners.