Form 10-Q
period 2022-03-31
Ceres Classic L.P.
filed 2022-05-11
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

 No
X

As of April 30, 2022, 5,803,928.067 Limited Partnership Class A Units were outstanding and 11,079.649 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Classic L.P.
Statements of Financial Condition

	March 31, 2022 (Unaudited)	December 31, 2021
Assets:
Investment in the Trading Company(1), at fair value	$51,119,640	$41,318,675
Redemptions receivable from the Trading Company	1,425,456	114,506

Equity in trading account:
Unrestricted cash	92,194,157	77,949,156
Restricted cash	12,644,519	19,943,752
Net unrealized appreciation on open futures contracts	2,790,407	729,070
Net unrealized appreciation on open forward contracts	2,172,318	-

Total equity in trading account	109,801,401	98,621,978

Interest receivable	12,869	2,625

Total assets	$162,359,366	$140,057,784

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$421,170
Accrued expenses:
Administrative and General Partner’s fees	90,579	85,905
Management fees	144,072	133,980
Incentive fees	1,671,230	81,002
Professional fees	184,711	139,228
Redemptions payable to General Partner	-	200,000
Redemptions payable to Limited Partners	2,540,827	2,085,837

Total liabilities	4,631,419	3,147,122

Partners’ Capital:
General Partner, Class Z, 163,339.585 Units outstanding at March 31, 2022 and December 31, 2021	1,846,348	1,545,437
Limited Partners, Class A, 5,876,490.980 and 6,086,081.989 Units outstanding at March 31, 2022 and December 31, 2021, respectively	155,756,368	135,260,404
Limited Partners, Class Z, 11,079.649 Units outstanding at March 31, 2022 and December 31, 2021	125,231	104,821

Total partners’ capital (net asset value)	157,727,947	136,910,662

Total liabilities and partners’ capital	$162,359,366	$140,057,784

Net asset value per Unit:
Class A	$26.50	$22.22

Class Z	$11.30	$9.46

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Classic L.P.
Condensed Schedule of Investments
March 31, 2022
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	73	$(7,234)	(0.00) %*
Energy	98	(18,505)	(0.01)
Grains	359	251,502	0.16
Indices	237	848,821	0.54
Interest Rates U.S.	98	(139,422)	(0.09)
Interest Rates Non-U.S.	155	(276,797)	(0.18)
Livestock	2	240	0.00 *
Metals	35	50,877	0.03
Softs	105	306,534	0.19

Total futures contracts purchased		1,016,016	0.64

Futures Contracts Sold
Currencies	38	74,760	0.05
Energy	1	(950)	(0.00) *
Grains	8	24,650	0.02
Indices	140	(165,885)	(0.10)
Interest Rates U.S.	416	944,914	0.60
Interest Rates Non-U.S.	701	982,254	0.62
Livestock	18	(15,022)	(0.01)
Metals	5	(11,620)	(0.01)
Softs	55	(58,710)	(0.04)

Total futures contracts sold		1,774,391	1.13

Net unrealized appreciation on open futures contracts		$2,790,407	1.77%

Unrealized Appreciation on Open Forward Contracts
Currencies	$ 201,384,618	$3,938,640	2.50%
Metals	178	2,254,298	1.43

Total unrealized appreciation on open forward contracts		6,192,938	3.93

Unrealized Depreciation on Open Forward Contracts
Currencies	$ 201,399,154	(2,833,618)	(1.80)
Metals	122	(1,187,002)	(0.75)

Total unrealized depreciation on open forward contracts		(4,020,620)	(2.55)

Net unrealized appreciation on open forward contracts		$2,172,318	1.38%

Investment in the Trading Company
CMF Winton Master L.P.		$51,119,640	32.41%

* Due to rounding.

See accompanying notes to financial statements.

Ceres Classic L.P.
Condensed Schedule of Investments
December 31, 2021

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	88	$(30,119)	(0.02)%
Energy	243	599,385	0.44
Grains	353	56,336	0.04
Indices	308	601,764	0.44
Interest Rates U.S.	354	13,617	0.01
Interest Rates Non-U.S.	777	(417,936)	(0.31)
Livestock	18	16,250	0.01
Metals	15	11,287	0.01

Softs	178	44,914	0.03

Total futures contracts purchased		895,498	0.65

Futures Contracts Sold

Currencies	166	(135,560)	(0.10)

Energy	10	(47,947)	(0.03)

Grains	37	63,863	0.05

Indices	226	(434,419)	(0.32)

Interest Rates U.S.	177	2,047	0.00 *

Interest Rates Non-U.S.	875	487,345	0.36

Livestock	5	(4,670)	(0.00) *

Metals	53	(103,026)	(0.08)

Softs	62	5,939	0.00 *

Total futures contracts sold		(166,428)	(0.12)

Net unrealized appreciation on open futures contracts		$729,070	0.53%

Unrealized Appreciation on Open Forward Contracts

Currencies	$ 167,807,766	$1,744,966	1.27%

Metals	172	822,726	0.60

Total unrealized appreciation on open forward contracts		2,567,692	1.87

Unrealized Depreciation on Open Forward Contracts

Currencies	$ 198,478,850	(2,224,046)	(1.62)

Metals	150	(764,816)	(0.56)

Total unrealized depreciation on open forward contracts		(2,988,862)	(2.18)

Net unrealized depreciation on open forward contracts		$(421,170)	(0.31)%

Investment in the Trading Company

CMF Winton Master L.P.		$41,318,675	30.18%

* Due to rounding.
See accompanying notes to financial statements.

Ceres Classic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income:
Interest income	$18,884	$10,302
Interest income allocated from the Trading Company	6,868	4,086

Total investment income	25,752	14,388

Expenses:
Expenses allocated from the Trading Company	62,572	51,207
Clearing fees	55,690	93,617
Administrative and General Partner’s fees	264,533	278,789
Ongoing placement agent fees	261,310	274,820
Management fees	419,846	479,604
Incentive fees	1,671,230	538,838
Professional fees	123,337	136,414

Total expenses	2,858,518	1,853,289

Net investment loss	(2,832,766)	(1,838,901)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	15,179,784	5,418,637
Net realized gains (losses) on closed contracts allocated from the Trading Company	4,745,082	4,807,136
Net change in unrealized gains (losses) on open contracts	4,653,828	(1,813,173)
Net change in unrealized gains (losses) on open contracts allocated from the Trading Company	4,286,924	(2,083,613)

Total trading results	28,865,618	6,328,987

Net income (loss)	$26,032,852	$4,490,086

Net income (loss) per Unit*:
Class A	$4.28	$0.66

Class Z	$1.84	$0.30

Weighted average Units outstanding:
Class A	6,025,850.764	6,970,190.296

Class Z	174,419.234	238,081.761

*    Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Ceres Classic L.P.
Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2020	$60,545,493	2,873,697.998	$904,065	101,536.878	$61,449,558	2,975,234.876
Subscriptions - General Partner	-	-	1,841,454	206,904.961	1,841,454	206,904.961
Subscriptions - Limited Partners	89,741,721	4,259,217.890	99,016	11,079.649	89,840,737	4,270,297.539
Redemptions - General Partner	-	-	(1,085,094)	(123,960.605)	(1,085,094)	(123,960.605)
Redemptions - Limited Partners	(9,316,623)	(439,797.853)	-	-	(9,316,623)	(439,797.853)
Net income (loss)	4,450,819	-	39,267	-	4,490,086	-

Partners’ Capital, March 31, 2021	$145,421,410	6,693,118.035	$1,798,708	195,560.883	$147,220,118	6,888,678.918

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2021	$135,260,404	6,086,081.989	$1,650,258	174,419.234	$136,910,662	6,260,501.223
Redemptions - Limited Partners	(5,215,567)	(209,591.009)	-	-	(5,215,567)	(209,591.009)
Net income (loss)	25,711,531	-	321,321	-	26,032,852	-

Partners’ Capital, March 31, 2022	$155,756,368	5,876,490.980	$1,971,579	174,419.234	$157,727,947	6,050,910.214

See accompanying notes to financial statements.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

1.	Organization:
Ceres Classic L.P. (the “Partnership”) is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial
Instrument Risks
”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.
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
As of March 31, 2022, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2022.
During the reporting periods ended March 31, 2022 and 2021, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.
As of March 31, 2022, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units. The Partnership previously offered Units in Class D; however, no Limited Partners hold Class D Units as of March 31, 2022, and Class D Units are no longer offered.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2022 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2022 and 2021. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2021. The December 31, 2021 information has been derived from the audited financial statements as of and for the year ended December 31, 2021.
Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.
Use of Estimates
. The preparati
on
of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.
Profit Allocation.
The General Partner and e
ach
limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.
Statement of Cash Flows.
The Partnership has not provided a S
tate
ment of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230,
“Statement of Cash Flows.”
The Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended March 31, 2022 and 2021, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

Partnership’s Investment in the Trading Company.
The Part
ners
hip carries its investment in the Trading Company based on the Partnership’s (1) net contribution to the Trading Company and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Trading Company.
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
Partnership’s Cash
. The cash held by the Partnership that
is
available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At March 31, 2022 and December 31, 2021, the amount of cash held for margin requirements was $12,644,519 and $19,943,752, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(311,204) (proceeds of $310,402) and $410,895 (cost of $410,700) as of March 31, 2022 and December 31, 2021, respectively.
Income Taxes.
Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740,
“Income Taxes,”
which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the mor
e-likely-than-not
threshold would be recorded as a tax benefit or liability in the Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the periods in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2018 through 2021 tax years remain subject to examination by U.S. federal and most state tax authorities.
Investment Company Status.
The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update
2013-08,
“
Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements
” and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of In com
e and Expenses.
Net Income (Loss) per Unit.
Net income (loss) per Unit is calculated in accordance with ASC 946,
“Financial Services – Investment Companies.”
See Note 3, “Financial Highlights.”
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2021.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner class as a whole for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022		2021
	Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$4.74	$2.02	$0.92	$0.40
Net investment loss	(0.46)	(0.18)	(0.26)	(0.10)

Increase (decrease) for the period	4.28	1.84	0.66	0.30
Net asset value per Unit, beginning of period	22.22	9.46	21.07	8.90

Net asset value per Unit, end of period	$26.50	$11.30	$21.73	$9.20

	Three Months Ended March 31,
	2022		2021
	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.5)%	(3.6)%	(4.6)%	(3.2)%

Operating expenses	3.3%	2.6%	4.3%	2.8%
Incentive fees	1.2%	1.1%	0.4%	0.4%

Total expenses	4.5%	3.7%	4.7%	3.2%

Total return:
Total return before incentive fees	20.5%	20.7%	3.5%	3.7%
Incentive fees	(1.2)%	(1.2)%	(0.4)%	(0.3)%

Total return after incentive fees	19.3%	19.5%	3.1%	3.4%

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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

4.	Financial Instrument Risks:
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
The General Partner estimates that, at any given time, approximately 29.9% to 37.4% of the Partnership’s contracts are traded over-the-counter.
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
On February 22, 2022, the United States and several European nations announced sanctions against Russia in response to Russia’s mobilization of forces and threat of invasion of the Ukraine, and governments around the world imposed, and may in the future impose, additional sanctions on Russia in response to its continued escalation of this conflict. On February 24, 2022, Russian President Putin commenced a full-scale invasion of Russia’s pre-positioned
forces into the Ukraine. The conflict has created volatility in the price of various commodities and may have a negative impact on business activity globally, and therefore could adversely affect the performance of the Partnership’s/Trading Company’s investments. Furthermore, uncertainties regarding the conflict between the two nations and the varying involvement of the United States and other NATO countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Trading Company and the performance of their investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia or Ukraine, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflict.

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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2022 and 2021 were 3,233 and 8,003, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2022 and 2021 were 554 and 488, respectively. The monthly average notional values of currency forward contracts traded during the three months ended March 31, 2022 and 2021 were $663,371,265 and $589,582,105, respectively.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of March 31, 2022 and December 31, 2021, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
March 31, 2022				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$4,469,678	$(1,679,271)	$2,790,407	$-	$-	$2,790,407
Forwards	6,192,938	(4,020,620)	2,172,318	-	-	2,172,318

Total assets	$10,662,616	$(5,699,891)	$4,962,725	$-	$-	$4,962,725

Liabilities
Futures	$(1,679,271)	$1,679,271	$-	$-	$-	$-
Forwards	(4,020,620)	4,020,620	-	-	-	-

Total liabilities	$(5,699,891)	$5,699,891	$-	$-	$-	$-

Net fair value						$4,962,725	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2021				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$2,679,698	$(1,950,628)	$729,070	$-	$-	$729,070
Forwards	2,567,692	(2,567,692)	-	-	-	-

Total assets	$5,247,390	$(4,518,320)	$729,070	$-	$-	$729,070

Liabilities
Futures	$(1,950,628)	$1,950,628	$-	$-	$-	$-
Forwards	(2,988,862)	2,567,692	(421,170)	-	421,170	-

Total liabilities	$(4,939,490)	$4,518,320	$(421,170)	$-	$421,170	$-

Net fair value						$729,070	*

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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022
Assets
Futures Contracts
Currencies	$97,586
Energy	395,798
Grains	583,919
Indices	955,410
Interest Rates U.S.	980,148
Interest Rates Non-U.S.	1,053,999
Livestock	1,775
Metals	59,783
Softs	341,260

Total unrealized appreciation on open futures contracts	4,469,678

Liabilities
Futures Contracts
Currencies	(30,060)
Energy	(415,253)
Grains	(307,767)
Indices	(272,474)
Interest Rates U.S.	(174,656)
Interest Rates Non-U.S.	(348,542)
Livestock	(16,557)
Metals	(20,526)
Softs	(93,436)

Total unrealized depreciation on open futures contracts	(1,679,271)

Net unrealized appreciation on open futures contracts	$2,790,407	*

Assets
Forward Contracts
Currencies	$3,938,640
Metals	2,254,298

Total unrealized appreciation on open forward contracts	6,192,938

Liabilities
Forward Contracts
Currencies	(2,833,618)
Metals	(1,187,002)

Total unrealized depreciation on open forward contracts	(4,020,620)

Net unrealized appreciation on open forward contracts	$2,172,318	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
Sector	2022		2021
Currencies	$2,336,209		$1,160,513
Energy	10,435,980		1,677,819
Grains	2,110,510		1,536,622
Indices	295,140		3,495,310
Interest Rates U.S.	1,036,274		(1,937,227)
Interest Rates Non-U.S.	1,226,231		(2,541,160)
Livestock	(61,488)		(14,325)
Metals	1,908,623		93,779
Softs	546,133		134,133

Total	$19,833,612	***	$3,605,464	***

***	This amount is in “Total trading results” in the Statements of Inc o me and Expenses.

6.	Fair Value Measurements:

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
The Partnership and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Tre
a
sury bills,
non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2022 and December 31, 2021 and for the periods ended March 31, 2022 and 2021, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

March 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,469,678	$4,469,678	$-	$-
Forwards	6,192,938	-	6,192,938	-

Total assets	$10,662,616	$4,469,678	$6,192,938	$-

Liabilities
Futures	$1,679,271	$1,679,271	$-	$-
Forwards	4,020,620	-	4,020,620	-

Total liabilities	$5,699,891	$1,679,271	$4,020,620	$-

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,679,698	$2,679,698	$-	$-
Forwards	2,567,692	-	2,567,692	-

Total assets	$5,247,390	$2,679,698	$2,567,692	$-

Liabilities
Futures	$1,950,628	$1,950,628	$-	$-
Forwards	2,988,862	-	2,988,862	-

Total liabilities	$4,939,490	$1,950,628	$2,988,862	$-

The investment in the Trading Company measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of March 31, 2022 and December 31, 2021, respectively.

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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2022.
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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

As of March 31, 2022 and December 31, 2021, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	March 31, 2022
	Total Assets	Toal Liabilities	Total Capital

CMF Winton	$52,561,665	$1,446,947	$51,114,718

	December 31, 2021
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$41,512,628	$194,879	$41,317,749
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the three months ended March 31, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$(55,704)	$9,032,006	$8,976,302

	For the three months ended March 31, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$(47,121)	$2,723,523	$2,676,402
Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	March 31, 2022		For the three months ended March 31, 2022
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Professional Fees
CMF Winton	32.41%	$51,119,640	$9,038,874	$45,572	$17,000	$8,976,302	Commodity Portfolio	Monthly

	December 31, 2021		For the three months ended March 31, 2021
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Professional Fees
CMF Winton (a)	30.18%	$41,318,675	$2,727,609	$37,920	$13,287	$2,676,402	Commodity Portfolio	Monthly

(a)	On January 1, 2021, the Partnership invested into CMF Winton.

8.	Subsequent Events:
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

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
Liquidity and Capital Resources
The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Trading Company, (ii) redemptions receivable from the Trading Company, (iii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2022.
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
For the three months ended March 31, 2022, the Partnership’s capital increased 15.2% from $136,910,662 to $157,727,947. This increase was attributable to a net income of $26,032,852 which was partially offset by redemptions of 209,591.009 Class A limited partner Units totaling $5,215,567. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.
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
Results of Operations
During the Partnership’s first quarter of 2022, the net asset value per Unit for Class A increased 19.3% from $22.22 to $26.50 as compared to an increase of 3.1% during the first quarter of 2021. During the Partnership’s first quarter of 2022, the net asset value per Unit for Class Z increased 19.5% from $9.46 to $11.30 as compared to an increase of 3.4% during the first quarter of 2021. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2022 of $28,865,618. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, grains, U.S. and
non-U.S.
interest rates, metals and softs and were partially offset by losses in indices and livestock. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2021 of $6,328,987. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, grains, indices, metals and softs and were partially offset by losses in U.S. and
non-U.S.
interest rates and livestock.
During the first quarter, the Partnership’s most notable gains were experienced during January, February and March from long positions in crude oil and its refined products as prices surged higher in the lead up to and subsequent invasion of Ukraine by Russia. Additional gains were recorded during March from short positions in U.S. fixed income futures as bond prices retreated amid a push by the U.S. Federal Reserve to raise interest rates to combat growing inflation. Further gains were achieved from short positions in European short-term interest rate futures. Within the currencies, gains were achieved during March from short positions in the Japanese yen versus the U.S. dollar as the value of the yen weakened as the Bank of Japan indicated it would maintain a dovish stance on monetary easing. Additional gains in the currency markets were recorded throughout the quarter from short positions in the euro relative to the U.S. dollar. Within the agricultural sector, gains were recorded during January and February from long positions in corn and soybean futures as inflationary pressures pushed prices higher. Additional gains were achieved in the agricultural sector from long cotton futures positions during January and March. In the metals, profits were recorded from long positions in aluminum and nickel futures throughout the quarter. The Partnership’s overall trading gains for the first quarter were partially offset by trading losses recorded during January within the global stock index markets from long positions in U.S. equity index futures as tensions in Europe and inflationary fears weighed on global stock prices.

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
U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three months ended March 31, 2022 increased by $11,364 as compared to the corresponding period in 2021. The increase in interest income was primarily due to higher interest rates during the three months ended March 31, 2022 as compared to the corresponding period in 2021. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.
Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2022 decreased by $37,927 as compared to the corresponding period in 2021. The decrease in clearing fees was primarily due to a decrease in the number of trades made by the Partnership during the three months ended March 31, 2022 as compared to the corresponding period in 2021.
Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three months ended March 31, 2022 decreased by $13,510 as compared to the corresponding period in 2021. The decrease was primarily due to a decrease in Class A adjusted net assets during the three months ended March 31, 2022 as compared to the corresponding period in 2021.
General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner’s fees for the three months ended March 31, 2022 decreased by $14,256 as compared to the corresponding period in 2021. The decrease was primarily due to a decrease in average net assets during the three months ended March 31, 2022 as compared to the corresponding period in 2021. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2022 decreased by $59,758 as compared to the corresponding period in 2021. The decrease was primarily due to a decrease in average net assets during the three months ended March 31, 2022 as compared to the corresponding period in 2021.
Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreement among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three months ended March 31, 2022 and 2021 resulted in incentive fees of $1,671,230 and $538,838, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.
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
As of March 31, 2022 and December 31, 2021, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

Advisor	March 31, 2022	March 31, 2022 (percentage of Partners’ Capital)	December 31, 2021	December 31, 2021 (percentage of Partners’ Capital)
Campbell	$33,064,397	21%	$30,131,735	22%
EMC	12,985,543	8%	12,171,817	9%
Graham	47,672,295	30%	40,036,445	29%
WCM	51,658,715	33%	41,351,677	30%
Unallocated	12,346,997	8%	13,218,988	10%
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
price fluctuation.
Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first trading Value at Risk table reflect the market sensitive instruments held by the Partnership directly and through its investments in the Trading Company. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by certain Trading Advisors) and indirectly by the Trading Company separately. There have been no material changes in the trading Value at Risk, non-trading
risk and risk management information previously disclosed in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2021.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2022. As of March 31, 2022, the Partnership’s total capitalization was $157,727,947.
March 31, 2022

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$7,246,337	4.60%
Energy	1,611,013	1.02
Grains	1,693,793	1.07
Indices	2,778,401	1.76
Interest Rates U.S.	1,084,643	0.69
Interest Rates Non-U.S.	1,246,786	0.79
Livestock	98,340	0.06
Metals	787,282	0.50
Softs	757,141	0.48

Total	$17,303,736	10.97%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of March 31, 2022 and December 31, 2021, and the highest, lowest and average values during the three months ended March 31, 2022 and for the twelve months ended December 31, 2021. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.
As of March 31, 2022, the Partnership’s total capitalization was $157,727,947.
March 31, 2022

			Three Months Ended March 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,666,860	3.59%	$9,072,484	$4,447,945	$7,072,953
Energy	1,014,200	0.64	2,495,372	969,144	1,765,644
Grains	1,286,439	0.82	1,286,439	577,001	797,020
Indices	2,169,122	1.38	4,688,569	1,418,059	2,702,556
Interest Rates U.S.	819,147	0.52	1,156,397	477,556	825,084
Interest Rates Non-U.S.	743,876	0.47	1,928,261	705,808	1,339,765
Livestock	38,995	0.02	65,725	23,230	43,112
Metals	330,860	0.21	1,397,669	282,198	948,346
Softs	490,580	0.31	961,359	384,147	647,483

Total	$12,560,079	7.96%

*Average	of daily Values at Risk.
As of December 31, 2021, the Partnership’s total capitalization was $136,910,662.
December 31, 2021

			Twelve Months Ended December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,317,348	6.08%	$13,635,401	$4,566,053	$8,999,297
Energy	1,593,108	1.16	2,835,997	626,844	1,922,632
Grains	665,748	0.49	1,484,057	432,300	834,033
Indices	4,644,663	3.39	8,845,039	3,501,465	5,836,564
Interest Rates U.S.	771,654	0.56	2,046,828	321,052	933,536
Interest Rates Non-U.S.	1,713,543	1.25	4,518,263	1,198,940	2,403,480
Livestock	39,970	0.03	172,920	-	56,817
Metals	1,196,578	0.88	2,352,311	750,206	1,413,570
Softs	807,669	0.59	1,163,097	145,390	675,120

Total	$19,750,281	14.43%

*Annual	average of daily Values at Risk.

As of March 31, 2022, the Trading Company’s total capitalization was $51,114,718 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of March 31, 2022 was as follows:
March 31, 2022

			Three Months Ended March 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,579,477	3.09%	$2,062,222	$1,576,894	$1,835,985
Energy	596,813	1.17	871,851	381,139	662,319
Grains	407,354	0.80	499,620	223,584	329,408
Indices	609,279	1.19	1,084,867	573,377	734,571
Interest Rates U.S.	265,496	0.52	378,025	118,450	279,772
Interest Rates Non-U.S.	502,910	0.98	599,850	256,647	488,331
Livestock	59,345	0.12	77,688	38,060	57,768
Metals	456,422	0.89	642,243	422,588	535,513
Softs	266,561	0.52	342,317	214,406	299,977

Total	$4,743,657	9.28%

*Average	of daily Values at Risk.
As of December 31, 2021, the Trading Company’s total capitalization was $41,317,749 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of December 31, 2021 was as follows:
December 31, 2021

			Twelve Months Ended December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,621,229	3.92%	$3,262,014	$1,100,239	$1,624,292
Energy	369,192	0.89	887,874	206,987	605,441
Grains	229,327	0.56	559,815	74,101	239,339
Indices	962,831	2.33	1,386,812	657,048	921,128
Interest Rates U.S.	109,321	0.27	323,621	18,802	152,556
Interest Rates Non-U.S.	250,774	0.61	887,489	172,632	402,042
Livestock	67,128	0.16	189,970	38,473	123,981
Metals	415,438	1.01	735,993	297,131	441,668
Softs	340,587	0.82	517,670	182,078	308,123

Total	$4,365,827	10.57%

*Annual	average of daily Values at Risk.

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
and
15d-15(e)
under the Exchange Act) as of March 31, 2022 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Civil Litigation
On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled
State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al
. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,946 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,856 million.

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
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 other than as disclosed in Note 4, “Financial Instrument Risks,” of the financial statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended March 31, 2022, there were no additional subscriptions of Class A and Class Z Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.
Proceeds of net offering are used for the trading of Futures Interests.
The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	66,982.918	$23.21	N/A	N/A
February 1, 2022 - February 28, 2022	46,727.838	$23.97	N/A	N/A
March 1, 2022 - March 31, 2022	95,880.253	$26.50	N/A	N/A
	209,591.009	$24.88
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
outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to March 31, 2022. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

Item 6.
Exhibits
.

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

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

CERES CLASSIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: May 11, 2022

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: May 11, 2022
The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.