Form 10-Q
period 2022-06-30
Ceres Classic L.P.
filed 2022-08-11
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR (    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X
As of July 31, 2022, 5,715,762.104 Limited Partnership Class A Units were outstanding and 11,079.649 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Classic L.P.
Statements of Financial Condition

	June 30, 2022 (Unaudited)	December 31, 2021
Assets:

Investment in the Trading Company (1) , at fair value	$51,843,392	$41,318,675
Redemptions receivable from the Trading Company	138,062	114,506

Equity in trading account:
Unrestricted cash	104,630,549	77,949,156
Restricted cash	13,749,159	19,943,752
Net unrealized appreciation on open futures contracts	-	729,070
Net unrealized appreciation on open forward contracts	1,537,018	-

Total equity in trading account	119,916,726	98,621,978

Interest receivable	78,619	2,625

Total assets	$171,976,799	$140,057,784

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,435,040	$-
Net unrealized depreciation on open forward contracts	-	421,170
Accrued expenses:
Administrative and General Partner’s fees	102,986	85,905
Management fees	163,550	133,980
Incentive fees	1,025,005	81,002
Professional fees	217,057	139,228
Redemptions payable to General Partner	-	200,000
Redemptions payable to Limited Partners	924,141	2,085,837

Total liabilities	3,867,779	3,147,122

Partners’ Capital:
General Partner, Class Z, 163,339.585 Units outstanding at June 30, 2022 and December 31, 2021	2,015,009	1,545,437
Limited Partners, Class A, 5,747,746.143 and 6,086,081.989 Units outstanding at June 30, 2022 and December 31, 2021, respectively	165,957,340	135,260,404
Limited Partners, Class Z, 11,079.649 Units outstanding at June 30, 2022 and December 31, 2021	136,671	104,821

Total partners’ capital (net asset value)	168,109,020	136,910,662

Total liabilities and partners’ capital	$171,976,799	$140,057,784

Net asset value per Unit:
Class A	$28.87	$22.22

Class Z	$12.34	$9.46

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Classic L.P.
Condensed Schedule of Investments
June 30, 2022
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	80	$(455)	(0.00) %*
Energy	149	(1,685,715)	(1.00)
Grains	195	(677,665)	(0.40)
Indices	115	(162,862)	(0.10)
Interest Rates U.S.	92	184,531	0.11
Interest Rates Non-U.S.	190	138,291	0.08
Metals	28	(108,670)	(0.06)
Softs	78	(210,432)	(0.13)

Total futures contracts purchased		(2,522,977)	(1.50)

Futures Contracts Sold
Currencies	61	81,555	0.05
Energy	7	30,230	0.02
Grains	45	269,698	0.16
Indices	296	640,732	0.38
Interest Rates U.S.	239	(207,929)	(0.12)
Interest Rates Non-U.S.	649	(82,967)	(0.05)
Livestock	21	(6,845)	(0.00) *
Metals	65	191,705	0.11
Softs	126	171,758	0.10

Total futures contracts sold		1,087,937	0.65

Net unrealized depreciation on open futures contracts		$(1,435,040)	(0.85)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$210,445,637	$4,221,351	2.51%
Metals	92	1,204,184	0.71

Total unrealized appreciation on open forward contracts		5,425,535	3.22

Unrealized Depreciation on Open Forward Contracts
Currencies	$158,791,660	(2,721,980)	(1.62)
Metals	80	(1,166,537)	(0.69)

Total unrealized depreciation on open forward contracts		(3,888,517)	(2.31)

Net unrealized appreciation on open forward contracts		$1,537,018	0.91%

Investment in the Trading Company
CMF Winton Master L.P.		$51,843,392	30.84%

*	Due to rounding.
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

Ceres Classic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income:
Interest income	$145,102	$3,327	$163,986	$13,629
Interest income allocated from the Trading Company	55,639	1,595	62,507	5,681

Total investment income	200,741	4,922	226,493	19,310

Expenses:
Expenses allocated from the Trading Company	42,210	43,453	104,782	94,660
Clearing fees	57,347	107,875	113,037	201,492
Administrative and General Partner’s fees	305,925	282,104	570,458	560,893
Ongoing placement agent fees	302,062	278,624	563,372	553,444
Management fees	483,273	484,542	903,119	964,146
Incentive fees	1,025,005	396,518	2,696,235	935,356
Professional fees	98,008	142,694	221,345	279,108

Total expenses	2,313,830	1,735,810	5,172,348	3,589,099

Net investment loss	(2,113,089)	(1,730,888)	(4,945,855)	(3,569,789)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	17,181,750	8,338,483	32,361,534	13,757,120
Net realized gains (losses) on closed contracts allocated from the Trading Company	7,728,362	2,466,556	12,473,444	7,273,692
Net change in unrealized gains (losses) on open contracts	(4,863,398)	(2,256,703)	(209,570)	(4,069,876)
Net change in unrealized gains (losses) on open contracts allocated from the Trading Company	(3,886,471)	(86,054)	400,453	(2,169,667)

Total trading results	16,160,243	8,462,282	45,025,861	14,791,269

Net income (loss)	$14,047,154	$6,731,394	$40,080,006	$11,221,480

Net income (loss) per Unit*:
Class A	$2.37	$0.99	$6.65	$1.65

Class Z	$1.04	$0.44	$2.88	$0.74

Weighted average Units outstanding:
Class A	5,820,058.538	6,632,974.371	5,922,954.651	6,801,582.334

Class Z	174,419.234	195,560.883	174,419.234	216,821.322

*	Represents the change in net asset value per Unit during the period.
See accompanying notes to financial statements.

Ceres Classic L.P.
Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2020	$60,545,493	2,873,697.998	$904,065	101,536.878	$61,449,558	2,975,234.876
Subscriptions - General Partner	-	-	1,841,454	206,904.961	1,841,454	206,904.961
Subscriptions - Limited Partners	89,741,721	4,259,217.890	99,016	11,079.649	89,840,737	4,270,297.539
Redemptions - General Partner	-	-	(1,085,094)	(123,960.605)	(1,085,094)	(123,960.605)
Redemptions - Limited Partners	(13,269,266)	(613,613.511)	-	-	(13,269,266)	(613,613.511)
Net income (loss)	11,096,576	-	124,904	-	11,221,480	-

Partners’ Capital, June 30, 2021	$148,114,524	6,519,302.377	$1,884,345	195,560.883	$149,998,869	6,714,863.260

Partners’ Capital, March 31, 2021	$145,421,410	6,693,118.035	$1,798,708	195,560.883	$147,220,118	6,888,678.918
Redemptions - Limited Partners	(3,952,643)	(173,815.658)	-	-	(3,952,643)	(173,815.658)
Net income (loss)	6,645,757	-	85,637	-	6,731,394	-

Partners’ Capital, June 30, 2021	$148,114,524	6,519,302.377	$1,884,345	195,560.883	$149,998,869	6,714,863.260

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2021	$135,260,404	6,086,081.989	$1,650,258	174,419.234	$136,910,662	6,260,501.223
Redemptions - Limited Partners	(8,881,648)	(338,335.846)	-	-	(8,881,648)	(338,335.846)
Net income (loss)	39,578,584	-	501,422	-	40,080,006	-

Partners’ Capital, June 30, 2022	$165,957,340	5,747,746.143	$2,151,680	174,419.234	$168,109,020	5,922,165.377

Partners’ Capital, March 31, 2022	$155,756,368	5,876,490.980	$1,971,579	174,419.234	$157,727,947	6,050,910.214
Redemptions - Limited Partners	(3,666,081)	(128,744.837)	-	-	(3,666,081)	(128,744.837)
Net income (loss)	13,867,053	-	180,101	-	14,047,154	-

Partners’ Capital, June 30, 2022	$165,957,340	5,747,746.143	$2,151,680	174,419.234	$168,109,020	5,922,165.377

See accompanying notes to financial statements.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

1.	Organization:
Ceres Classic L.P. (the “Partnership”) is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instrument Risks”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.
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
As of June 30, 2022, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2022.
During the reporting periods ended June 30, 2022 and 2021, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.
As of June 30, 2022, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units. The Partnership previously offered Units in Class D; however, no Limited Partners hold Class D Units as of June 30, 2022, and Class D Units are no longer offered.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2022 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2022 and 2021. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
“Statement of Cash Flows.”
The Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended June 30, 2022 and 2021, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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
Partnership’s Cash
. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At June 30, 2022 and December 31, 2021, the amount of cash held for margin requirements was $13,749,159 and $19,943,752, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $68,767 (cost of $72,220) and $410,895 (cost of $410,700) as of June 30, 2022 and December 31, 2021, respectively.
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
10-K
for the year ended December 31, 2021.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$2.73	$1.17	$1.25	$0.53	$7.48	$3.19	$2.17	$0.93
Net investment loss	(0.36)	(0.13)	(0.26)	(0.09)	(0.83)	(0.31)	(0.52)	(0.19)

Increase (decrease) for the period	2.37	1.04	0.99	0.44	6.65	2.88	1.65	0.74
Net asset value per Unit, beginning of period	26.50	11.30	21.73	9.20	22.22	9.46	21.07	8.90

Net asset value per Unit, end of period	$28.87	$12.34	$22.72	$9.64	$28.87	$12.34	$22.72	$9.64

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.3)%	(2.5)%	(3.9)%	(3.1)%	(4.6)%	(3.9)%	(4.6)%	(3.4)%

Operating expenses	3.2%	2.4%	3.6%	2.8%	3.2%	2.5%	3.9%	2.8%
Incentive fees	0.6%	0.6%	0.3%	0.3%	1.7%	1.7%	0.7%	0.6%

Total expenses	3.8%	3.0%	3.9%	3.1%	4.9%	4.2%	4.6%	3.4%

Total return:
Total return before incentive fees	9.6%	9.8%	4.8%	5.0%	32.0%	32.5%	8.5%	9.0%
Incentive fees	(0.7)%	(0.6)%	(0.2)%	(0.2)%	(2.1)%	(2.1)%	(0.7)%	(0.7)%

Total return after incentive fees	8.9%	9.2%	4.6%	4.8%	29.9%	30.4%	7.8%	8.3%

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
The General Partner estimates that, at any given time, approximately 8.1% to 44.8% of the Partnership’s contracts are traded over-the-counter.
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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2022 and 2021 were 2,937 and 6,507, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2022 and 2021 were 3,085 and 7,255, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2022 and 2021 were 346 and 715, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2022 and 2021 were 450 and 602, respectively. The monthly average notional values of currency forward contracts traded during the three months ended June 30, 2022 and 2021 were $635,110,854 and $786,260,462, respectively. The monthly average notional values of currency forward contracts traded during the six months ended June 30, 2022 and 2021 were $649,241,059 and $687,921,283, respectively.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of June 30, 2022 and December 31, 2021, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
June 30, 2022	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$2,366,423	$(2,366,423)	$-	$-	$-	$-
Forwards	5,425,535	(3,888,517)	1,537,018	-	-	1,537,018

Total assets	$7,791,958	$(6,254,940)	$1,537,018	$-	$-	$1,537,018

Liabilities
Futures	$(3,801,463)	$2,366,423	$(1,435,040)	$-	$1,435,040	$-
Forwards	(3,888,517)	3,888,517	-	-	-	-

Total liabilities	$(7,689,980)	$6,254,940	$(1,435,040)	$-	$1,435,040	$-

Net fair value						$1,537,018	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2021	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$2,679,698	$(1,950,628)	$729,070	$-	$-	$729,070
Forwards	2,567,692	(2,567,692)	-	-	-	-

Total assets	$5,247,390	$(4,518,320)	$729,070	$-	$-	$729,070

Liabilities
Futures	$(1,950,628)	$1,950,628	$-	$-	$-	$-
Forwards	(2,988,862)	2,567,692	(421,170)	-	421,170	-

Total liabilities	$(4,939,490)	$4,518,320	$(421,170)	$-	$421,170	$-

Net fair value						$729,070	*

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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022
Assets
Futures Contracts
Currencies	$125,787
Energy	35,990
Grains	340,211
Indices	703,194
Interest Rates U.S.	251,617
Interest Rates Non-U.S.	521,994
Livestock	6,420
Metals	194,175
Softs	187,035

Total unrealized appreciation on open futures contracts	2,366,423

Liabilities
Futures Contracts
Currencies	(44,687)
Energy	(1,691,475)
Grains	(748,178)
Indices	(225,324)
Interest Rates U.S.	(275,015)
Interest Rates Non-U.S.	(466,670)
Livestock	(13,265)
Metals	(111,140)
Softs	(225,709)

Total unrealized depreciation on open futures contracts	(3,801,463)

Net unrealized depreciation on open futures contracts	$(1,435,040)	*

Assets
Forward Contracts
Currencies	$4,221,351
Metals	1,204,184

Total unrealized appreciation on open forward contracts	5,425,535

Liabilities
Forward Contracts
Currencies	(2,721,980)
Metals	(1,166,537)

Total unrealized depreciation on open forward contracts	(3,888,517)

Net unrealized appreciation on open forward contracts	$1,537,018	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2022		2021		2022		2021
Currencies	$6,250,932		$(1,314,583)		$8,587,141		$(154,070)
Energy	1,690,968		4,392,408		12,126,948		6,070,227
Grains	(569,483)		2,168,189		1,541,027		3,704,811
Indices	(257,523)		2,870,933		37,617		6,366,243
Interest Rates U.S.	1,900,841		(1,708,045)		2,937,115		(3,645,272)
Interest Rates Non-U.S.	3,597,313		(1,297,364)		4,823,544		(3,838,524)
Livestock	(8,809)		(100,408)		(70,297)		(114,733)
Metals	(96,802)		757,688		1,811,821		851,467
Softs	(189,085)		312,962		357,048		447,095

Total	$12,318,352	***	$6,081,780	***	$32,151,964	***	$9,687,244	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:
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
The Partnership and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2022 and December 31, 2021 and for the periods ended June 30, 2022 and 2021, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

June 30, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,366,423	$2,366,423	$-	$-
Forwards	5,425,535	-	5,425,535	-

Total assets	$7,791,958	$2,366,423	$5,425,535	$-

Liabilities
Futures	$3,801,463	$3,801,463	$-	$-
Forwards	3,888,517	-	3,888,517	-

Total liabilities	$7,689,980	$3,801,463	$3,888,517	$-

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,679,698	$2,679,698	$-	$-
Forwards	2,567,692	-	2,567,692	-

Total assets	$5,247,390	$2,679,698	$2,567,692	$-

Liabilities
Futures	$1,950,628	$1,950,628	$-	$-
Forwards	2,988,862	-	2,988,862	-

Total liabilities	$4,939,490	$1,950,628	$2,988,862	$-

The investment in the Trading Company measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of June 30, 2022 and December 31, 2021, respectively.

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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2022.
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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

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
As of June 30, 2022 and December 31, 2021, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	June 30, 2022
	Total Assets	Total Liabilities	Total Capital
CMF Winton	$52,262,514	$449,513	$51,813,001

	December 31, 2021
	Total Assets	Total Liabilities	Total Capital
CMF Winton	$41,512,628	$194,879	$41,317,749
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the three months ended June 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$13,429	$3,841,891	$3,855,320

	For the six months ended June 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$(42,275)	$12,873,897	$12,831,622

	For the three months ended June 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$(41,858)	$2,380,502	$2,338,644

	For the six months ended June 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$(88,979)	$5,104,025	$5,015,046

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	June 30, 2022		For the three months ended June 30, 2022
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton	30.84%	$51,843,392	$3,897,530	$25,209	$17,001	$3,855,320	Commodity Portfolio	Monthly

	June 30, 2022		For the six months ended June 30, 2022
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton	30.84%	$51,843,392	$12,936,404	$70,781	$34,001	$12,831,622	Commodity Portfolio	Monthly

	December 31, 2021		For the three months ended June 30, 2021
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton (a)	30.18%	$41,318,675	$2,382,097	$36,343	$7,110	$2,338,644	Commodity Portfolio	Monthly

	December 31, 2021		For the six months ended June 30, 2021
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton (a)	30.18%	$41,318,675	$5,109,706	$74,263	$20,397	$5,015,046	Commodity Portfolio	Monthly

(a)	On January 1, 2021, the Partnership invested into CMF Winton.

8.	Subsequent Events:
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

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
Liquidity and Capital Resources
The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Trading Company, (ii) redemptions receivable from the Trading Company, (iii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2022.
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
For the six months ended June 30, 2022, the Partnership’s capital increased 22.8% from $136,910,662 to $168,109,020. This increase was attributable to a net income of $40,080,006 which was partially offset by redemptions of 338,335.846 Class A limited partner Units totaling $8,881,648. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.
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
Results of Operations
During the Partnership’s second quarter of 2022, the net asset value per Unit for Class A increased 8.9% from $26.50 to $28.87 as compared to an increase of 4.6% during the second quarter of 2021. During the Partnership’s second quarter of 2022, the net asset value per Unit for Class Z increased 9.2% from $11.30 to $12.34 as compared to an increase of 4.8% during the second quarter of 2021. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2022 of $16,160,243. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, U.S. and
non-U.S.
interest rates and were partially offset by losses in grains, indices, livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2021 of $8,462,282. Gains were primarily attributable to the Partnership’s trading of Futures Interests in energy, grains, indices, metals and softs and were partially offset by losses in currencies, U.S. and
non-U.S.
interest rates and livestock.
During the second quarter, the Partnership’s most significant gains were achieved in currencies during April and June from short positions in the euro and Japanese yen versus the U.S. dollar as the dollar strengthened as the Fed announced aggressive policies on raising interest rates towards fighting inflation. Within the global fixed income markets, gains were recorded during April and June from short positions in U.S. and European fixed income futures. Within the energies, gains were achieved from long positions across the energy complex as supply shortfalls pushed prices higher. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the agricultural markets during June from long positions in corn, soybeans, and cotton futures as prices reversed lower off their previous highs. Within the metals sector, losses were recorded during April and May from long positions in industrial metals as the continuation of the war between Russia and Ukraine and renewed COVID lockdowns in China spurred concerns for weakening global industrial output. Further losses were incurred during April and May from positions in European and Asian equity index futures.
During the Partnership’s six months ended June 30, 2022, the net asset value per Unit for Class A increased 29.9% from $22.22 to $28.87 as compared to an increase of 7.8% during the six months ended June 30, 2021. During the Partnership’s six months ended June 30, 2022, the net asset value per Unit for Class Z increased 30.4% from $9.46 to $12.34 as compared to an increase of 8.3% during the six months ended June 30, 2021. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2022 of $45,025,861. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, grains, U.S. and
non-U.S.
interest rates, metals and softs and were partially offset by losses in indices and livestock. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2021 of $14,791,269. Gains were primarily attributable to the Partnership’s trading of Futures Interests in energy, grains, indices, metals and softs and were partially offset by losses in currencies, U.S. and
non-U.S.
interest rates and livestock.
During the first six months of the year, the Partnership’s most notable gains were achieved within the energy markets during January, February, March, April and May from long positions in in global crude oil and its refined products as energy prices surged on the combination of the impact the Russian invasion of Ukraine had on global energy supplies and growing consumption demand. Within the currencies, gains were achieved during March, April, and June from short positions in the Japanese yen versus the U.S. dollar as the value of the yen weakened as the Bank of Japan indicated it would maintain a dovish stance on monetary easing. Additional gains were recorded during March, April and June from short positions in U.S. and European fixed income futures as bond prices retreated amid a push by central banks to raise interest rates to combat growing inflation. In the metals, profits were recorded from long positions in aluminum and nickel futures throughout the quarter. Within the agricultural sector, gains were recorded during January and February from long positions in corn and soybean futures as inflationary pressures pushed prices higher. Additional gains were achieved in the agricultural sector from long cotton futures positions during January and March. The Partnership’s overall trading gains for the first six months of the year were partially offset by trading losses recorded within the global stock index markets during January from long positions in U.S. equity index futures as rising tensions in Europe and inflationary fears weighed on global stock prices. Further losses in the global stock index markets were experienced during April and May from positions in Asian and European equity index futures.

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
U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and six months ended June 30, 2022 increased by $195,819 and $207,183, respectively, as compared to the corresponding periods in 2021. The increase in interest income was primarily due to higher interest rates during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.
Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2022 decreased by $50,528 and $88,455, respectively, as compared to the corresponding periods in 2021. The decrease in clearing fees was primarily due to a decrease in the number of trades made by the Partnership during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021.
Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and six months ended June 30, 2022 increased by $23,438 and $9,928, respectively, as compared to the corresponding periods in 2021. The increase was primarily due to an increase in Class A adjusted net assets during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021.
General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner’s fees for the three and six months ended June 30, 2022 increased by $23,821 and $9,565, respectively, as compared to the corresponding periods in 2021. The increase was primarily due to an increase in average net assets during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2022 decreased by $1,269 and $61,027, respectively, as compared to the corresponding periods in 2021. The decrease was primarily due to a decrease in average net assets during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreement among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three and six months ended June 30, 2022 resulted in incentive fees of $1,025,005 and $2,696,235, respectively. Trading performance for the three and six months ended June 30, 2021 resulted in incentive fees of $396,518 and $935,356, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.
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
As of June 30, 2022 and March 31, 2022, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

		June 30, 2022		March 31, 2022
		(percentage of		(percentage of
Advisor	June 30, 2022	Partners’ Capital)	March 31, 2022	Partners’ Capital)
Campbell	$37,950,853	23%	$33,064,397	21%
EMC	14,262,490	8%	12,985,543	8%
Graham	51,124,592	30%	47,672,295	30%
WCM	51,882,904	31%	51,658,715	33%
Unallocated	12,888,181	8%	12,346,997	8%
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
10-K
for the year ended December 31, 2021.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2022. As of June 30, 2022, the Partnership’s total capitalization was $168,109,020.

June 30, 2022

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$6,467,358	3.85%
Energy	2,222,725	1.32
Grains	793,945	0.47
Indices	3,517,930	2.09
Interest Rates U.S.	963,375	0.57
Interest Rates Non-U.S.	1,496,371	0.89
Livestock	167,475	0.10
Metals	1,974,661	1.18
Softs	792,932	0.47

Total	$18,396,772	10.94%

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2021. As of December 31, 2021, the Partnership’s total capitalization was $136,910,662.

December 31, 2021

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$9,938,577	7.26%
Energy	1,962,300	1.43
Grains	895,075	0.65
Indices	5,607,494	4.10
Interest Rates U.S.	880,975	0.64
Interest Rates Non-U.S.	1,964,317	1.43
Livestock	107,098	0.08
Metals	1,612,016	1.18
Softs	1,148,256	0.84

Total	$24,116,108	17.61%

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of June 30, 2022 and December 31, 2021, and the highest, lowest and average values during the three months ended June 30, 2022 and for the twelve months ended December 31, 2021. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.
As of June 30, 2022, the Partnership’s total capitalization was $168,109,020.

June 30, 2022
			Three Months Ended June 30, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,668,415	2.78%	$6,860,344	$482,032	$4,504,697
Energy	1,719,860	1.02	1,900,943	-	1,449,394
Grains	644,641	0.38	1,279,618	644,641	954,445
Indices	2,689,419	1.60	3,298,082	693,739	2,515,726
Interest Rates U.S.	647,262	0.38	1,163,845	506,132	768,994
Interest Rates Non-U.S.	1,021,990	0.61	2,072,616	677,182	1,362,081
Livestock	46,860	0.03	66,385	4,180	40,916
Metals	1,356,259	0.81	1,356,259	-	712,323
Softs	540,843	0.32	777,509	443,573	585,139

Total	$13,335,549	7.93%

*	Average of daily Values at Risk.
As of December 31, 2021, the Partnership’s total capitalization was $136,910,662.

December 31, 2021
			Twelve Months Ended December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,317,348	6.08%	$13,635,401	$4,566,053	$8,999,297
Energy	1,593,108	1.16	2,835,997	626,844	1,922,632
Grains	665,748	0.49	1,484,057	432,300	834,033
Indices	4,644,663	3.39	8,845,039	3,501,465	5,836,564
Interest Rates U.S.	771,654	0.56	2,046,828	321,052	933,536
Interest Rates Non-U.S.	1,713,543	1.25	4,518,263	1,198,940	2,403,480
Livestock	39,970	0.03	172,920	-	56,817
Metals	1,196,578	0.88	2,352,311	750,206	1,413,570
Softs	807,669	0.59	1,163,097	145,390	675,120

Total	$19,750,281	14.43%

*	Annual average of daily Values at Risk.

As of June 30, 2022, the Trading Company’s total capitalization was $51,813,001 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of June 30, 2022 was as follows:

June 30, 2022
			Three Months Ended June 30, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,798,943	3.47%	$2,446,867	$1,479,992	$2,047,067
Energy	502,865	0.97	658,739	-	568,427
Grains	149,304	0.29	403,507	149,304	275,501
Indices	828,511	1.60	885,347	237,224	656,608
Interest Rates U.S.	316,113	0.61	323,070	220,427	263,225
Interest Rates Non-U.S.	474,381	0.92	539,879	330,458	476,849
Livestock	120,615	0.23	120,615	30,333	73,258
Metals	618,402	1.19	618,402	-	431,194
Softs	252,089	0.49	316,675	230,733	269,113

Total	$5,061,223	9.77%

*	Average of daily Values at Risk.
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
and
15d-15(e)
under the Exchange Act) as of June 30, 2022 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.
Legal Proceedings
.
This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or “the Company”).
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
. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2021 Audited Financial Statement.
In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, as well as being subject to regulatory investigations arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions or regulatory investigations include claims for substantial penalties, compensatory and/or punitive damages or claims for indeterminate amounts of penalties or damages.
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
filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. On July 15, 2022, MS&Co. filed a motion for summary judgment. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.
In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the Southern District of New York (“SDNY”) styled
Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al.
Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. A decision on plaintiffs’ motion for class certification is pending. On June 30, 2022, a magistrate judge issued recommendations that the court certify a class.
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

Item 1A.
Risk Factors
.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “
Risk Factors
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 and under Part II, Item 1A. “
Risk Factors
.” in the Partnership’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022, other than as disclosed in Note 4, “Financial Instrument Risks,” of the financial statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended June 30, 2022, there were no additional subscriptions of Class A and Class Z Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.
Proceeds of net offering are used for the trading of Futures Interests.
The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	72,562.913	$28.41	N/A	N/A
May 1, 2022 - May 31, 2022	24,171.500	$28.15	N/A	N/A
June 1, 2022 - June 30, 2022	32,010.424	$28.87	N/A	N/A
	128,744.837	$28.48
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
outbreak that occurred after December 31, 2021 could impact the operations and financial performance of the Partnership investments subsequent to June 30, 2022. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: August 11, 2022

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: August 11, 2022
The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.