Form 10-Q
period 2022-09-30
Ceres Classic L.P.
filed 2022-11-10
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
As of October 31, 2022,

5,617,403.100

Limited Partnership Class A Units were outstanding and

11,079.649

Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Classic L.P.
Statements of Financial Condition

	September 30, 2022	December 31,
	(Unaudited)	2021
Assets:
Investment in the Trading Company (1) , at fair value	$54,149,018	$41,318,675
Redemptions receivable from the Trading Company	142,108	114,506

Equity in trading account:
Unrestricted cash	102,665,156	77,949,156
Restricted cash	12,813,801	19,943,752
Net unrealized appreciation on open futures contracts	1,059,517	729,070
Net unrealized appreciation on open forward contracts	3,197,642	-

Total equity in trading account	119,736,116	98,621,978

Interest receivable	194,417	2,625

Total assets	$174,221,659	$140,057,784

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$421,170
Accrued expenses:
Administrative and General Partner’s fees	104,314	85,905
Management fees	168,159	133,980
Incentive fees	840,181	81,002
Professional fees	184,798	139,228
Redemptions payable to General Partner	-	200,000
Redemptions payable to Limited Partners	560,980	2,085,837

Total liabilities	1,858,432	3,147,122

Partners’ Capital:
General Partner, Class Z, 163,339.585 Units outstanding at September 30, 2022 and December 31, 2021	2,102,235	1,545,437
Limited Partners, Class A, 5,657,856.615 and 6,086,081.989 Units outstanding at September 30, 2022 and December 31, 2021, respectively	170,118,405	135,260,404
Limited Partners, Class Z, 11,079.649 Units outstanding at September 30, 2022 and December 31, 2021	142,587	104,821

Total partners’ capital (net asset value)	172,363,227	136,910,662

Total liabilities and partners’ capital	$174,221,659	$140,057,784

Net asset value per Unit:
Class A	$30.07	$22.22

Class Z	$12.87	$9.46

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Classic L.P.
Condensed Schedule of Investments
September 30, 2022
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	108	$66,965	0.04%
Energy	79	(315,629)	(0.18)
Grains	299	(254,438)	(0.15)
Indices	348	(1,819,951)	(1.05)
Interest Rates U.S.	7	(10,719)	(0.01)
Interest Rates Non-U.S.	106	(95,874)	(0.06)
Livestock	16	(20,080)	(0.01)
Metals	1	(65)	(0.00) *
Softs	55	(221,496)	(0.13)

Total futures contracts purchased		(2,671,287)	(1.55)

Futures Contracts Sold
Currencies	132	229,157	0.13
Energy	12	61,290	0.03
Grains	70	(316,086)	(0.18)
Indices	245	1,098,650	0.64
Interest Rates U.S.	387	1,040,285	0.60
Interest Rates Non-U.S.	905	1,268,968	0.74
Livestock	18	50,825	0.03
Metals	115	268,304	0.15
Softs	144	29,411	0.02

Total futures contracts sold		3,730,804	2.16

Net unrealized appreciation on open futures contracts		$1,059,517	0.61%

Unrealized Appreciation on Open Forward Contracts
Currencies	$237,737,793	$7,198,976	4.18%
Metals	173	1,163,284	0.67

Total unrealized appreciation on open forward contracts		8,362,260	4.85

Unrealized Depreciation on Open Forward Contracts
Currencies	$161,738,888	(4,114,566)	(2.39)
Metals	148	(1,050,052)	(0.61)

Total unrealized depreciation on open forward contracts		(5,164,618)	(3.00)

Net unrealized appreciation on open forward contracts		$3,197,642	1.85%

Investment in the Trading Company
CMF Winton Master L.P.		$54,149,018	31.42%

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

Ceres Classic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Investment Income:
Interest income	$528,194	$9,872	$692,180	$23,501
Interest income allocated from the Trading Company	203,700	3,216	266,207	8,897

Total investment income	731,894	13,088	958,387	32,398

Expenses:
Expenses allocated from the Trading Company	39,036	35,325	143,818	129,985
Clearing fees	58,084	112,327	171,121	313,819
Administrative and General Partner’s fees	310,744	277,559	881,202	838,452
Ongoing placement agent fees	306,740	274,034	870,112	827,478
Management fees	497,941	477,429	1,401,060	1,441,575
Incentive fees	840,181	241,908	3,536,416	1,177,264
Professional fees	88,519	144,746	309,864	423,854

Total expenses	2,141,245	1,563,328	7,313,593	5,152,427

Net investment loss	(1,409,351)	(1,550,240)	(6,355,206)	(5,120,029)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,548,968	(1,229,952)	33,910,502	12,527,168
Net realized gains (losses) on closed contracts allocated from the Trading Company	560,630	733,689	13,034,074	8,007,381
Net change in unrealized gains (losses) on open contracts	4,154,200	760,977	3,944,630	(3,308,899)
Net change in unrealized gains (losses) on open contracts allocated from the Trading Company	1,995,639	946,060	2,396,092	(1,223,607)

Total trading results	8,259,437	1,210,774	53,285,298	16,002,043

Net income (loss)	$6,850,086	$(339,466)	$46,930,092	$10,882,014

Net income (loss) per Unit*:
Class A	$1.20	$(0.05)	$7.85	$1.60

Class Z	$0.53	$(0.01)	$3.41	$0.73

Weighted average Units outstanding:
Class A	5,713,340.225	6,450,269.034	5,853,083.176	6,684,477.900

Class Z	174,419.234	195,560.883	174,419.234	209,734.509

*   Represents the change in net asset value per Unit during the period.
See accompanying notes to financial statements.

Ceres Classic L.P.
Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units

Partners’ Capital, December 31, 2020	$60,545,493	2,873,697.998	$904,065	101,536.878	$61,449,558	2,975,234.876
Subscriptions - General Partner	-	-	1,841,454	206,904.961	1,841,454	206,904.961
Subscriptions - Limited Partners	89,741,721	4,259,217.890	99,016	11,079.649	89,840,737	4,270,297.539
Redemptions - General Partner	-	-	(1,085,094)	(123,960.605)	(1,085,094)	(123,960.605)
Redemptions - Limited Partners	(17,085,106)	(782,139.040)	-	-	(17,085,106)	(782,139.040)
Net income (loss)	10,757,828	-	124,186	-	10,882,014	-

Partners’ Capital, September 30, 2021	$143,959,936	6,350,776.848	$1,883,627	195,560.883	$145,843,563	6,546,337.731

Partners’ Capital, June 30, 2021	$148,114,524	6,519,302.377	$1,884,345	195,560.883	$149,998,869	6,714,863.260
Redemptions - Limited Partners	(3,815,840)	(168,525.529)	-	-	(3,815,840)	(168,525.529)
Net income (loss)	(338,748)	-	(718)	-	(339,466)	-

Partners’ Capital, September 30, 2021	$143,959,936	6,350,776.848	$1,883,627	195,560.883	$145,843,563	6,546,337.731

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2021	$135,260,404	6,086,081.989	$1,650,258	174,419.234	$136,910,662	6,260,501.223
Redemptions - Limited Partners	(11,477,527)	(428,225.374)	-	-	(11,477,527)	(428,225.374)
Net income (loss)	46,335,528	-	594,564	-	46,930,092	-

Partners’ Capital, September 30, 2022	$170,118,405	5,657,856.615	$2,244,822	174,419.234	$172,363,227	5,832,275.849

Partners’ Capital, June 30, 2022	$165,957,340	5,747,746.143	$2,151,680	174,419.234	$168,109,020	5,922,165.377
Redemptions - Limited Partners	(2,595,879)	(89,889.528)	-	-	(2,595,879)	(89,889.528)
Net income (loss)	6,756,944	-	93,142	-	6,850,086	-

Partners’ Capital, September 30, 2022	$170,118,405	5,657,856.615	$2,244,822	174,419.234	$172,363,227	5,832,275.849

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
As of September 30, 2022, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2022.
During the reporting periods ended September 30, 2022 and 2021, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.
As of September 30, 2022, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units. The Partnership previously offered Units in Class D; however, no Limited Partners hold Class D Units as of September 30, 2022, and Class D Units are no longer offered.
Each of Class A and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units; however, Class Z Units are not subject to an ongoing placement agent fee.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The monthly management fee paid by the Partnership to Graham is equal to
1/12
th
of
1.25
% (
1.25
% annual rate) of the Partnership’s net assets allocated to Graham as of the first day of each month. The Partnership pays Graham an incentive fee of
18
% of new trading profits annually.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2022 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2022 and 2021. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
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
The Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended September 30, 2022 and 2021, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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
Partnership’s Cash
. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At September 30, 2022 and December 31, 2021, the amount of cash held for margin requirements was $12,813,801 and $19,943,752, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $1,328,695 (cost of $1,333,129) and $410,895 (cost of $410,700) as of September 30, 2022 and December 31, 2021, respectively.
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
for the year ended December 31, 2021.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2022		2021			2022		2021
	Class A	Class Z	Class A		Class Z	Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$1.44	$0.61	$0.19		$0.07	$8.92	$3.80	$2.36	$1.00
Net investment loss	(0.24)	(0.08)	(0.24)		(0.08)	(1.07)	(0.39)	(0.76)	(0.27)

Increase (decrease) for the period	1.20	0.53	(0.05)		(0.01)	7.85	3.41	1.60	0.73
Net asset value per Unit, beginning of period	28.87	12.34	22.72		9.64	22.22	9.46	21.07	8.90

Net asset value per Unit, end of period	$30.07	$12.87	$22.67		$9.63	$30.07	$12.87	$22.67	$9.63

	Three Months Ended September 30,					Nine Months Ended September 30,
	2022		2021			2022		2021
	Class A	Class Z	Class A		Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(1.9)%	(1.1)%	(3.7)%		(3.0)%	(4.6)%	(3.8)%	(4.6)%	(3.6)%

Operating expenses	3.1%	2.4%	3.6%		2.8%	3.2%	2.4%	3.8%	2.8%
Incentive fees	0.5%	0.5%	0.2%		0.2%	2.2%	2.2%	0.8%	0.8%

Total expenses	3.6%	2.9%	3.8%		3.0%	5.4%	4.6%	4.6%	3.6%

Total return:
Total return before incentive fees	4.7%	4.8%	0.0	%****	0.1%	38.0%	38.7%	8.4%	9.0%
Incentive fees	(0.5)%	(0.5)%	(0.2)%		(0.2)%	(2.7)%	(2.7)%	(0.8)%	(0.8)%

Total return after incentive fees	4.2%	4.3%	(0.2)%		(0.1)%	35.3%	36.0%	7.6%	8.2%

*
Net investment loss per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (except for incentive fees).

***	Interest income less total expenses.

****	Due to rounding.
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
The General Partner estimates that, at any given time, approximately 16.0% to

40.6% of the Partnership’s contracts are traded
over-the-counter.
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
The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. With respect to the Partnership’s non-exchange-traded
forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those non-exchange-traded
forward currency contracts, the Partnership is dependent upon the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on non-exchange-traded
forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.
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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2022 and 2021 were 3,209 and 7,622, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2022 and 2021 were 3,126 and 7,377, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2022 and 2021 were 373 and 826, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2022 and 2021 were 424 and 676, respectively. The monthly average notional values of currency forward contracts traded during the three months ended September 30, 2022 and 2021 were $645,260,312 and $1,012,277,119, respectively. The monthly average notional values of currency forward contracts traded during the nine months ended September 30, 2022 and 2021 were $647,914,144 and $796,039,895, respectively.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of September 30, 2022 and December 31, 2021, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
September 30, 2022	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$4,591,700	$(3,532,183)	$1,059,517	$-	$-	$1,059,517
Forwards	8,362,260	(5,164,618)	3,197,642	-	-	3,197,642

Total assets	$12,953,960	$(8,696,801)	$4,257,159	$-	$-	$4,257,159

Liabilities
Futures	$(3,532,183)	$3,532,183	$-	$-	$-	$-
Forwards	(5,164,618)	5,164,618	-	-	-	-

Total liabilities	$(8,696,801)	$8,696,801	$-	$-	$-	$-

Net fair value						$4,257,159	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2021	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$2,679,698	$(1,950,628)	$729,070	$-	$-	$729,070
Forwards	2,567,692	(2,567,692)	-	-	-	-

Total assets	$5,247,390	$(4,518,320)	$729,070	$-	$-	$729,070

Liabilities
Futures	$(1,950,628)	$1,950,628	$-	$-	$-	$-
Forwards	(2,988,862)	2,567,692	(421,170)	-	421,170	-

Total liabilities	$(4,939,490)	$4,518,320	$(421,170)	$-	$421,170	$-

Net fair value						$729,070	*

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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022
Assets
Futures Contracts
Currencies	$318,291
Energy	107,207
Grains	172,220
Indices	1,105,588
Interest Rates U.S.	1,045,519
Interest Rates Non-U.S.	1,354,894
Livestock	50,825
Metals	335,171
Softs	101,985

Total unrealized appreciation on open futures contracts	4,591,700

Liabilities
Futures Contracts
Currencies	(22,169)
Energy	(361,546)
Grains	(742,744)
Indices	(1,826,889)
Interest Rates U.S.	(15,953)
Interest Rates Non-U.S.	(181,800)
Livestock	(20,080)
Metals	(66,932)
Softs	(294,070)

Total unrealized depreciation on open futures contracts	(3,532,183)

Net unrealized appreciation on open futures contracts	$1,059,517	*

Assets
Forward Contracts
Currencies	$7,198,976
Metals	1,163,284

Total unrealized appreciation on open forward contracts	8,362,260

Liabilities
Forward Contracts
Currencies	(4,114,566)
Metals	(1,050,052)

Total unrealized depreciation on open forward contracts	(5,164,618)

Net unrealized appreciation on open forward contracts	$3,197,642	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2022		2021		2022		2021
Currencies	$6,814,555		$1,103,900		$15,401,695		$949,830
Energy	(2,453,148)		3,237,629		9,673,800		9,307,857
Grains	(689,208)		(1,028,867)		851,819		2,675,945
Indices	(1,369,739)		(1,881,744)		(1,332,122)		4,484,499
Interest Rates U.S.	2,066,598		(1,311,229)		5,003,714		(4,956,501)
Interest Rates Non-U.S.	1,570,917		(1,623,955)		6,394,461		(5,462,480)
Livestock	(133,137)		(196,021)		(203,434)		(310,754)
Metals	423,736		142,203		2,235,557		993,670
Softs	(527,406)		1,089,109		(170,358)		1,536,203

Total	$5,703,168	***	$(468,975)	***	$37,855,132	***	$9,218,269	***

*** This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:
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
The Partnership and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2022 and December 31, 2021 and for the periods ended September 30, 2022 and 2021, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

September 30, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,591,700	$4,591,700	$-	$-
Forwards	8,362,260	-	8,362,260	-

Total assets	$12,953,960	$4,591,700	$8,362,260	$-

Liabilities
Futures	$3,532,183	$3,532,183	$-	$-
Forwards	5,164,618	-	5,164,618	-

Total liabilities	$8,696,801	$3,532,183	$5,164,618	$-

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,679,698	$2,679,698	$-	$-
Forwards	2,567,692	-	2,567,692	-

Total assets	$5,247,390	$2,679,698	$2,567,692	$-

Liabilities
Futures	$1,950,628	$1,950,628	$-	$-
Forwards	2,988,862	-	2,988,862	-

Total liabilities	$4,939,490	$1,950,628	$2,988,862	$-

The investment in the Trading Company measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of September 30, 2022 and December 31, 2021, respectively.

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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2022.
The Partnership’s/Trading Company’s trading of futures, forward, swap, and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Partnership/Trading Company engage in such trading through commodity brokerage accounts maintained with MS&Co.
Generally
, a limited partner in the Trading Company may withdraw all or part of its capital contribution and undistributed profits, if any, from the Trading Company as of the end of any month (the “Redemption Date”) after a request has been made to the Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Trading Company. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the Trading Manager at least three days in advance of the proposed withdrawal date.

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
As of September 30, 2022 and December 31, 2021, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	September 30, 2022
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$54,372,247	$302,319	$54,069,928

	December 31, 2021
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$41,512,628	$194,879	$41,317,749
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the three months ended September 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$164,664	$2,556,269	$2,720,933

	For the nine months ended September 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$122,389	$15,430,166	$15,552,555

	For the three months ended September 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$(32,109)	$1,679,749	$1,647,640

	For the nine months ended September 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$(121,088)	$6,783,774	$6,662,686

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	September 30, 2022		For the three months ended September 30, 2022
	% of Partners’ Capital	Fair Value		Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
			Income (Loss)	Clearing Fees	Professional Fees
Funds
CMF Winton	31.42%	$54,149,018	$2,759,969	$21,952	$17,084	$2,720,933	Commodity Portfolio	Monthly

	September 30, 2022		For the nine months ended September 30, 2022
	% of Partners’ Capital	Fair Value		Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
			Income (Loss)	Clearing Fees	Professional Fees
Funds
CMF Winton	31.42%	$54,149,018	$15,696,373	$92,733	$51,085	$15,552,555	Commodity Portfolio	Monthly

	December 31, 2021		For the three months ended September 30, 2021
	% of Partners’ Capital	Fair Value		Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
			Income (Loss)	Clearing Fees	Professional Fees
Funds
CMF Winton (a)	30.18%	$41,318,675	$1,682,965	$28,132	$7,193	$1,647,640	Commodity Portfolio	Monthly

	December 31, 2021		For the nine months ended September 30, 2021
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
Funds
CMF Winton (a)	30.18%	$41,318,675	$6,792,671	$102,395	$27,590	$6,662,686	Commodity Portfolio	Monthly
(a)
    On January 1, 2021, the Partnership invested into CMF Winton.

8.	Subsequent Events:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Trading Company, (ii) redemptions receivable from the Trading Company, (iii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2022.

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

For the nine months ended September 30, 2022, the Partnership’s capital increased 25.9% from $136,910,662 to $172,363,227. This increase was attributable to a net income of $46,930,092 which was partially offset by redemptions of 428,225.374 Class A limited partner Units totaling $11,477,527. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2022, the net asset value per Unit for Class A increased 4.2% from $28.87 to $30.07 as compared to a decrease of 0.2% during the third quarter of 2021. During the Partnership’s third quarter of 2022, the net asset value per Unit for Class Z increased 4.3% from $12.34 to $12.87 as compared to a decrease of 0.1% during the third quarter of 2021. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2022 of $8,259,437. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, U.S. and non-U.S. interest rates and metals and were partially offset by losses in energy, grains, indices, livestock and softs. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2021 of $1,210,774. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, metals and softs and were partially offset by losses in grains, indices, U.S. and non-U.S. interest rates and livestock.

During the third quarter, the Partnership’s most significant gains were achieved within the currency sector during August and September from long positions in the U.S. dollar versus the Japanese yen, euro, and British pound as the value of the dollar rallied amid signs the U.S. Federal Reserve would continue to be aggressive in raising interest rates to combat inflation. Further gains were recorded during August and September from short positions in U.S. Treasury note and European bond futures as fixed income prices fell as central bank policies to raise interest rates to battle inflation remained a priority in both regions. Within the metals sector, gains were recorded during August from short positions in gold and silver futures as precious metals prices fell as the Fed’s aggressive stance on raising interest rates diminished demand for precious metals. The Partnership’s gains for the quarter were partially offset by losses incurred within the energy sector during August and September from long positions in crude oil and its refined products as prices fell amid global recession fears and government efforts to curb rising energy prices. Within the agricultural complex, losses were recorded throughout the third quarter from long positions in the livestock, grains and soft commodities markets as prices reversed lower following a prolonged bullish trend previously. Further losses were incurred within the global stock index sector during July and August from long positions in U.S. and European equity index futures as stock prices declined amid investor concerns of a potential global recession.

During the Partnership’s nine months ended September 30, 2022, the net asset value per Unit for Class A increased 35.3% from $22.22 to $30.07 as compared to an increase of 7.6% during the nine months ended September 30, 2021. During the Partnership’s nine months ended September 30, 2022, the net asset value per Unit for Class Z increased 36.0% from $9.46 to $12.87 as compared to an increase of 8.2% during the nine months ended September 30, 2021. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2022 of $53,285,298. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by losses in indices, livestock and softs. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2021 of $16,002,043. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, grains, indices, metals and softs and were partially offset by losses in U.S. and non-U.S. interest rates and livestock.

During the first nine months of the year, the Partnership’s most notable gains were achieved within the currency sector during January, March, April, June, August and September from long positions in the U.S. dollar versus many of its major counterparts as the value of the dollar surged amid the U.S. Federal Reserve’s intentions to be aggressive in fighting high levels of inflation. Within the global fixed income sector, gains were recorded during March, April, June, August and September from short positions in U.S. and European fixed income futures as bond prices retreated amid a push by central banks to raise interest rates to combat growing inflation. Additional gains were recorded within the energy markets during January, February, March, April and May from long positions in global crude oil and its refined products as energy prices surged throughout a majority of the first six months of the year. Contributing to the rise in energy prices was the combination the impact the Russian invasion of Ukraine had on global energy supplies and overall growing consumption demand. In the metals markets, profits were recorded from positions in aluminum and nickel futures during the first and third quarters. Within the agricultural sector, the majority of the gains were recorded during January, February, March and April from long futures positions in grains and soft commodities as inflationary pressures and the Russian invasion of Ukraine pushed prices higher. The Partnership’s overall trading gains for the first nine months of the year were partially offset by trading losses recorded within the global stock index markets during January from long positions in U.S. equity index futures as rising tensions in Europe and inflationary fears weighed on global stock prices. Further losses in the global stock index markets were incurred during July and August from long positions in U.S. and European equity index futures as prices declined amid investor concerns of a potential global recession.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and nine months ended September 30, 2022 increased by $718,806 and $925,989, respectively, as compared to the corresponding periods in 2021. The increase in interest income was primarily due to higher interest rates during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2022 decreased by $54,243 and $142,698, respectively, as compared to the corresponding periods in 2021. The decrease in clearing fees was primarily due to a decrease in the number of trades made by the Partnership during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and nine months ended September 30, 2022 increased by $32,706 and $42,634, respectively, as compared to the corresponding periods in 2021. The increase was primarily due to an increase in Class A adjusted net assets during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner’s fees for the three and nine months ended September 30, 2022 increased by $33,185 and $42,750, respectively, as compared to the corresponding periods in 2021. The increase was primarily due to an increase in average net assets during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2022 increased by $20,512 and decreased by $40,515, respectively, as compared to the corresponding periods in 2021. The increase was primarily due to an increase in average net assets during the three months ended September 30, 2022 as compared to the corresponding period in 2021. The decrease was primarily due to a decrease in average net assets during the nine months ended September 30, 2022 as compared to the corresponding period in 2021.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreement among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three and nine months ended September 30, 2022 resulted in incentive fees of $840,181 and $3,536,416, respectively. Trading performance for the three and nine months ended September 30, 2021 resulted in incentive fees of $241,908 and $1,177,264, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

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

As of September 30, 2022 and June 30, 2022, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

Advisor	September 30, 2022	September 30, 2022 (percentage of Partners’ Capital)	June 30, 2022	June 30, 2022 (percentage of Partners’ Capital)
Campbell	$40,624,217	24%	$37,950,853	23%
EMC	15,190,037	9%	14,262,490	8%
Graham	51,148,965	30%	51,124,592	30%
WCM	54,191,489	31%	51,882,904	31%
Unallocated	11,208,519	6%	12,888,181	8%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2022. As of September 30, 2022, the Partnership’s total capitalization was $172,363,227.

September 30, 2022
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$4,618,889	2.68%
Energy	1,181,938	0.69
Grains	1,174,772	0.68
Indices	4,196,524	2.43
Interest Rates U.S.	1,337,061	0.78
Interest Rates Non-U.S.	1,676,047	0.97
Livestock	143,838	0.08
Metals	2,061,603	1.20
Softs	948,444	0.55

Total	$17,339,116	10.06%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of September 30, 2022 and December 31, 2021, and the highest, lowest and average values during the three months ended September 30, 2022 and for the twelve months ended December 31, 2021. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of September 30, 2022, the Partnership’s total capitalization was $172,363,227.

		September 30, 2022
			Three Months Ended September 30, 2022
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,404,728	1.98%	$8,216,808	$3,218,532	$5,612,087
Energy	930,986	0.54	2,106,067	930,986	1,566,707
Grains	961,793	0.56	1,123,871	433,472	723,373
Indices	3,246,605	1.88	4,901,244	573,783	3,842,858
Interest Rates U.S.	949,916	0.55	1,242,478	412,516	719,954
Interest Rates Non-U.S.	1,089,318	0.63	1,906,281	-	1,485,603
Livestock	62,658	0.04	144,815	40,700	80,339
Metals	1,329,759	0.77	1,706,411	959,047	1,405,209
Softs	581,426	0.34	878,165	552,518	726,552

Total	$12,557,189	7.29%

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

As of September 30, 2022, the Trading Company’s total capitalization was $54,069,928 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of September 30, 2022 was as follows:

		September 30, 2022
			Three Months Ended September 30, 2022
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,214,161	2.25%	$1,980,166	$1,195,512	$1,716,872
Energy	250,952	0.46	509,004	105,629	315,086
Grains	212,979	0.39	229,417	90,640	145,294
Indices	949,919	1.76	949,919	287,508	754,235
Interest Rates U.S.	387,145	0.72	419,540	174,735	295,684
Interest Rates Non-U.S.	586,729	1.08	632,107	-	448,477
Livestock	81,180	0.15	124,795	23,320	67,098
Metals	731,844	1.35	808,462	437,140	697,281
Softs	367,018	0.68	391,815	179,313	306,293

Total	$4,781,927	8.84%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Firm has reached agreements in principle with two regulatory agencies—the SEC for $125 million and the CFTC for $75 million— to resolve record-keeping related investigations by those agencies relating to business communications on messaging platforms that had not been approved by the Firm. The Company was one of the entities involved in these investigations, and has recognized a provision of $63 million in anticipation of concluding the settlement with the SEC. On September 27, 2022, the Firm’s settlements with the SEC and the CFTC became effective.

Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,946 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,856 million.

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

Settled Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., in the Supreme Court of NY. The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserted claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. On March 22, 2021, the parties entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, other than as disclosed in Note 4, “Financial Instrument Risks,” of the financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2022, there were no additional subscriptions of Class A and Class Z Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.

Proceeds of net offering are used for the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	31,984.039	$28.01	N/A	N/A
August 1, 2022 - August 31, 2022	39,249.675	$29.02	N/A	N/A
September 1, 2022 - September 30, 2022	18,655.814	$30.07	N/A	N/A
	89,889.528	$28.88

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2021 could impact the operations and financial performance of the Partnership investments subsequent to September 30, 2022. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: November 10, 2022

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: November 10, 2022

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.