Form 10-K
period 2022-12-31
Ceres Classic L.P.
filed 2023-03-24
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
000-25603
CERES CLASSIC L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-4018068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC 522 Fifth Avenue New York , New York 10036
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based
compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
Yes

No
X
Limited Partnership Units with an aggregate value of $166,094,011 were outstanding and held by non-affiliates
as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2023, 5,469,407.933 Limited Partnership Units of Class A were outstanding and 11,079.649 Limited Partnership Units of Class Z were outstanding.
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

As of December 31, 2022, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Prior to January 1, 2021, Graham was the sole trading advisor to the Partnership, and managed the assets of the Partnership pursuant to its K4D-15V Program, Graham’s proprietary, trend-following trading program. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the Limited Partners. A description of the trading activities and focus of the Trading Advisors is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

For the period January 1, 2022 through December 31, 2022, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2022 and 2021, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

During the years ended December 31, 2022, 2021 and 2020, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acted as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.

Effective October 2, 2020, the Partnership changed its name from Managed Futures Premier Graham L.P. to Ceres Classic L.P.

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with Graham. The Management Agreement provides that Graham has sole discretion in determining the investments of the assets of the Partnership allocated to Graham by the General Partner. Pursuant to the Management Agreement, the Partnership pays Graham a flat-rate monthly fee. Effective as of January 1, 2021, the management fee payable by the Partnership to Graham is equal to 1/12th of 1.25% (a 1.25% annual rate) of the Partnership’s net assets as of the first day of each month. From February 1, 2019 to December 31, 2020, the management fee payable by the Partnership to Graham was equal to 1/12th of the 1.35% (1.35% annual rate) of the Partnership’s net assets as of the first day of each month. From April 1, 2014 to January 31, 2019, the management fee payable by the Partnership to Graham was equal to 1/12th of 1.75% (1.75% annual rate) of the Partnership’s net assets as of the first day of each month.

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

The Trading Company entered into certain agreements with JPM in connection with trading in forward foreign currency contracts on behalf of the Trading Company and, indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. Under the FX Agreement, JPM charges a fee on the aggregate foreign currency transactions entered into on behalf of the Trading Company during a month.

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

The Harbor Selling Agreement continues in effect until September 30, 2023 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, effective as of January 1, 2021, the Partnership pays Harbor an ongoing placement agent fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership. From July 1, 2020 to December 31, 2020, the Partnership paid Harbor an ongoing placement agent fee equal to 1/12th of 1.00% (a 1.00% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement. Prior to July 1, 2020, the Partnership paid Harbor an ongoing placement agent fee equal to 1/12th of 2.00% (a 2.00% annual rate) of the net asset value per Unit for certain holders for Class A Units in the Partnership, as set forth in the Harbor Selling Agreement.

As of December 31, 2022, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”) in a private placement pursuant to Regulation D under the Securities Act. A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units. The Partnership previously offered Units in Class D, however, no Limited Partners hold Class D Units as of December 31, 2022, and Class D Units are no longer offered.

Each of Class A and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units. Class Z Units are not subject to an ongoing placement agent fee.

The Partnership began the year at a net asset value per Class A Unit of $22.22 and increased 26.4% to $28.08 per Class A Unit and a net asset value per Class Z Unit of $9.46 and increased 27.3% to $12.04 per Class Z Unit on December 31, 2022. For a more detailed description of the Partnership’s business, see subparagraph (c).

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

•

For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s and the Trading Company’s account in excess of the rate specified in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2022. Depending on the current market interest rates, that could create an incentive for the General Partner to retain excess cash in cash instead of direct investments in permitted investments.

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

The relative exposure of the Partnership to contracts that are not cleared by a registered clearing firm as of December 31, 2022 was approximately 29%, all of which represents OTC foreign exchange spot and forward transactions. As of January 1, 2023, the General Partner anticipates that the relative exposure of the Partnership to such contracts will be between approximately 8.1% and 40.6%.

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

The Partnership and the Trading Company have credit risk to the commodity brokers and the FX counterparties. The Partnership and the Trading Company have credit risk because the commodity brokers act as the futures commission merchants for futures transactions or the FX counterparties (for the Trading Company) on OTC transactions, with respect to most of the Partnership’s and the Trading Company’s assets. The Partnership has indirect credit risk to JPM on OTC transactions, with respect to the Trading Company’s assets, to the extent that the Partnership indirectly trades foreign exchange forward contracts through the Trading Company. As such, in the event that either MS&Co., in its capacity as a commodity broker and an FX counterparty, or JPM, in its capacity as an FX counterparty (to the extent that the Partnership indirectly trades foreign exchange forward contracts through the Trading Company, is unable to perform, the Partnership’s and/or the Trading Company’s assets are at risk and, in such event, the Partnership and/or the Trading Company may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures-styled option contracts are fair-valued on a daily basis, with variations in value credited or charged to the Partnership’s or the Trading Company’s account on a daily basis.

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

Reliance on the Trading Advisors to trade successfully. Each Trading Advisor is responsible for making all Futures Interests trading decisions on behalf of the Partnership and/or the Trading Company. The General Partner has no control over the specific trades that the Trading Advisors may make, leverage used, risks and/or concentrations assumed or whether the Trading Advisors will act in accordance with the disclosure documents or descriptive materials furnished by them to the General Partner. The General Partner can provide no assurance that the trading programs employed by the Trading Advisors will be successful. The Trading Advisors, in turn, are dependent upon the services of a limited number of persons to develop and refine their trading approaches and strategies and execute the trading transactions. The loss of the services of any Trading Advisor’s principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on the Trading Advisor’s ability to manage their trading activities successfully, or may cause a Trading Advisor to cease operations entirely. This, in turn, could negatively affect the Partnership’s performance.

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

Regulatory and Governmental Matters.

The Company has been responding to subpoenas and other requests for information from the Enforcement Division of the U.S. Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York in connection with their investigations into various aspects of the Company’s blocks business, certain related sales and trading practices, and applicable controls (the “Investigations”). The Investigations are focused on whether the Company and/or its employees shared and/or used information regarding impending block transactions in violation of federal securities laws and regulations. The Company is continuing to cooperate with the Investigations and is responding to the requests. The Company also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Company and/or its employees, or as a result of the Company’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Company has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the Investigations.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the Southern District of New York (“SDNY”) styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 Viacom Class B Common Stock offering and a $1,000 offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15 2023, the underwriters, including the Firm, filed their Notices of Appeal of the denial of their motions to dismiss.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Units.

(b)	Holders. The number of holders of Units as of February 28, 2023 was 3,565 for Class A Units and 3 for Class Z Units.

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

The aggregate proceeds of unregistered securities sold to the limited partners through December 31, 2022 was $238,091,559. The Partnership received $627,786 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of Futures Interests.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	40,453.515	$30.68	N/A	N/A
November 1, 2022 - November 30, 2022	31,789.537	$28.88	N/A	N/A
December 1, 2022 - December 31, 2022	36,454.695	$28.08	N/A	N/A
	108,697.747	$29.28

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are its (i) investment in the Trading Company, (ii) redemptions receivable from the Trading Company, (iii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills, at fair value, as applicable, and (iv) interest receivable. Redemptions, exchanges and sales of Units in the future will affect the amount of funds available for investments in Futures Interests and U.S. Treasury bills in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

As of December 31, 2022 and September 30, 2022, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2022	December 31, 2022 (percentage of Partners’ Capital)	September 30, 2022	September 30, 2022 (percentage of Partners’ Capital)
Campbell	$36,124,199	23%	$40,624,217	24%
EMC	11,990,218	8%	15,190,037	9%
Graham	43,217,250	27%	51,148,965	30%
WCM	49,555,523	31%	54,191,489	31%
Unallocated	16,753,858	11%	11,208,519	6%

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

Campbell & Company, LP

Campbell will trade the Partnerships assets in accordance with its Campbell Managed Futures Portfolio, a proprietary, systematic trading system. Campbell’s trading models are designed to detect and exploit medium-term to long-term price changes, while also applying risk management and portfolio management principles.

Campbell believes that utilizing multiple trading models provides an important level of diversification and is most beneficial when multiple contracts of each market are traded. Every trading model may not trade every market. It is possible that one trading model may signal a long position while another trading model signals a short position in the same market. It is Campbell’s intention to offset those signals to reduce unnecessary trading, but if the signals are not simultaneous, both trades will be taken and since it is unlikely that both positions would prove profitable, in retrospect, one or both trades will appear to have been unnecessary. It is Campbell’s policy to follow trades signaled by each trading model independent of the other models.

For the period from January 1, 2022 through December 31, 2022, the average allocation by commodity market sector for CMF Winton was as follows:

CMF Winton
Currencies	33.1%
Energy	9.3%
Grains	5.0%
Indices	15.8%
Interest Rates U.S.	6.3%
Interest Rates Non-U.S.	10.5%
Livestock	1.4%
Metals	11.2%
Softs	7.4%

The following presents a summary of the Partnership’s operations for the years ended December 31, 2022, 2021 and 2020, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Units at the net asset value per Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings. For the year ended December 31, 2022, 536,923.121 limited partner Units of Class A were redeemed totaling $14,660,370 and 24,916.944 General Partner Units of Class Z were redeemed totaling $300,000. For the year ended December 31, 2021, 1,046,833.899 limited partner Units of Class A were redeemed totaling $23,024,929 and 145,102.254 General Partner Units of Class Z were redeemed totaling $1,285,094. For the year ended December 31, 2020, 871,818.455 limited partner Units of Class A were redeemed totaling $17,276,664.

The Partnership continues to offer Units for each Class at their net asset value per Unit as of the end of each month. For the year ended December 31, 2022, there were no additional subscriptions of limited partner Units of Class A, General Partner Units of Class Z and limited partner Units of Class Z. For the year ended December 31, 2021, there were subscriptions of 4,259,217.890 limited partner Units of Class A totaling $89,741,721, 206,904.961 General Partner Units of Class Z totaling $1,841,454 and 11,079.649 limited partner Units of Class Z totaling $99,016. For the year ended December 31, 2020, there were subscriptions of 1,155.802 limited partner Units of Class A totaling $25,000.

For the year ended December 31, 2022, the net asset value per Unit for Class A increased 26.4% from $22.22 to $28.08. For the year ended December 31, 2022, the net asset value per Unit for Class Z increased 27.3% from $9.46 to $12.04. For the year ended December 31, 2021, the net asset value per Unit for Class A increased 5.5% from $21.07 to $22.22. For the year ended December 31, 2021, the net asset value per Unit for Class Z increased 6.3% from $8.90 to $9.46. For the year ended December 31, 2020, the net asset value per Unit for Class A decreased 5.1% from $22.21 to $21.07. For the year ended December 31, 2020, the net asset value per Unit for Class Z decreased 3.7% from $9.24 to $8.90.

The Partnership experienced a net trading gain of $42,184,779 before fees and expenses for the year ended December 31, 2022. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the currencies, energy, grains, U.S. and non-U.S. interest rates and metals sectors and were partially offset by losses in the indices, livestock and softs sectors. The net trading gain (or loss) realized from the Partnership is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter of 2022, the Partnership’s most notable gains were experienced during January, February and March from long positions in crude oil and its refined products as prices surged higher in the lead up to and subsequent invasion of Ukraine by Russia. Additional gains were recorded during March from short positions in U.S. fixed income futures as bond prices retreated amid a push by the U.S. Federal Reserve to raise interest rates in its efforts to combat rising inflation. Within the currencies, gains were achieved during March from short positions in the Japanese yen versus the U.S. dollar as the value of the yen weakened as the Bank of Japan indicated it would maintain a dovish stance on monetary easing. Additional gains in the currency markets were recorded throughout the first quarter from short positions in the euro relative to the U.S. dollar. Within the agricultural sector, gains were recorded during January and February from long positions in corn and soybean futures as inflationary pressures pushed grain prices higher. In the metals, profits were recorded from long positions in aluminum and nickel futures throughout the quarter. The Partnership’s overall trading gains for the first quarter were partially offset by trading losses recorded during January within the global stock index markets from long positions in U.S. equity index futures as global stock prices retreated.

During the second quarter of 2022, the Partnership’s most significant gains were achieved in currencies during April and June from short positions in the euro and Japanese yen versus the U.S. dollar as the Fed announced aggressive policies on raising interest rates towards fighting inflation, thus pushing the value of the dollar higher versus its major counterparts. Within the global fixed income markets, gains were recorded during April and June from short positions in U.S. and European fixed income futures. Within the energies, gains were achieved from long positions across the energy complex as supply shortfalls pushed prices higher. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the agricultural markets during June from long positions in corn, soybeans, and cotton futures as prices reversed lower off their previous highs. Within the metals sector, losses were recorded during April and May from long positions in industrial metals as the continuation of the war between Russia and Ukraine and renewed COVID lockdowns in China spurred concerns for weakening global industrial output. Further losses were incurred during April and May from positions in European and Asian equity index futures.

During the third quarter of 2022, the Partnership’s most significant gains were achieved within the currency sector during August and September from long positions in the U.S. dollar versus the Japanese yen, euro, and British pound as the value of the dollar continued to rally amid signs of rising interest rates. Further gains were recorded during August and September from short positions in U.S. Treasury note and European bond futures as fixed income prices fell as central bank policies to raise interest rates to battle inflation remained a priority in both regions. Within the metals sector, gains were recorded during August from short positions in gold and silver futures as precious metals prices fell. The Partnership’s gains for the third quarter were partially offset by losses incurred within the energy sector during August and September from long positions in crude oil and its refined products as prices declined amid global recession fears and government efforts to curb rising energy prices. Within the agricultural complex, losses were recorded throughout the third quarter from long positions in the livestock, grains and soft commodities markets as prices reversed lower following a prolonged bullish trend. Further losses were incurred within the global stock index sector during July and August from long positions in U.S. and European equity index futures as stock prices declined amid investor concerns of a potential global recession.

During the fourth quarter of 2022, the Partnership’s most notable losses were incurred during November and December from short positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar weakened. Additional losses were experienced during November and December from short positions in gold and silver futures as demand for precious metals increased amid the weakened dollar. An easing of global energy prices during November and December resulted in losses from long positions in crude oil and many of its refined products. A portion of the Partnership’s losses for the fourth quarter was offset by gains achieved within the global interest rate sector during December from positions in both European and U.S. fixed income futures as inflationary and geopolitical events added directional volatility to the global bond markets. Gains were also recorded during October from long positions in the grains markets as drought conditions in South America threatened crops.

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

The results of operations for the twelve months ended 2020 are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to January 1, 2021, the Partnership received monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and twelve months ended December 31, 2022 increased by $1,226,208 and $2,152,197, respectively, as compared to the corresponding periods in 2021. The increase in interest income was primarily due to higher average net assets during the three and twelve months ended December 31, 2022 as compared to the corresponding periods in 2021. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2022 decreased by $36,921 and $179,619, respectively, as compared to the corresponding periods in 2021. The decrease in these clearing fees was primarily due to a decrease in the number of trades made by the Partnership during the three and twelve months ended December 31, 2022 as compared to the corresponding periods in 2021.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and twelve months ended December 31, 2022 increased by $50,180 and $92,814, respectively, as compared to the corresponding periods in 2021. The increase was primarily due to an increase in average net assets of Class A during the three and twelve months ended December 31, 2022 as compared to the corresponding periods in 2021. As of January 1, 2021, the Partnership pays Morgan Stanley Wealth Management, or any other placement agent or sub-placement agent, an annualized rate equal to 0.75% with respect to Class A Units.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner’s fees for the three and twelve months ended December 31, 2022 increased by $50,850 and $93,600, respectively, as compared to the corresponding periods in 2021. The increase was primarily due to an increase in average net assets during the three and twelve months ended December 31, 2022 as compared to the corresponding periods in 2021. Effective July 1, 2020, there was a reduction in the General Partner fee rate from 1/12th of 2.00% to 1/12th of 1.75%. Effective January 1, 2021, the Partnership pays the General Partner a monthly administrative fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the Partnership’s net assets (plus “notional” funds, if any) as of the beginning of each month. Prior to January 1, 2021, the General Partner paid or reimbursed the Partnership for all fees and costs charged or incurred by the commodity brokers for trades executed on behalf of the Partnership, and for all ordinary administrative and offering expenses. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2022 increased by $92,400 and $51,885, respectively, as compared to the corresponding periods in 2021. The increase was primarily due to an increase in average net assets during the three and twelve months ended December 31, 2022 as compared to the corresponding periods in 2021.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreements among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three and twelve months ended December 31, 2022 resulted in incentive fees of $0 and $3,536,416, respectively. Trading performance for the three and twelve months ended December 31, 2021 resulted in incentive fees of $81,002 and $1,258,266, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include professional fees made up of legal and accounting expenses, as well as certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2022 and 2021 were $400,174 and $537,889, respectively.

For an analysis of unrealized gains and losses by contract type and a further description of 2022 trading results, refer to the Partnership’s Annual Report to limited partners for the year ended December 31, 2022, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

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

For additional information, see Note 4, “Financial Instruments” under “Notes to Financial Statements” in the Partnership’s Annual Report to limited partners for the year ended December 31, 2022, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Critical Accounting Estimates.

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2, “Basis of Presentation and Summary of Significant Account Policies” under “Notes to Financial Statements” in the Partnership’s Annual Report to limited partners for the year ended December 31, 2022, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

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

The Partnership’s and the Trading Company’s Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investments in the Trading Company. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by certain Trading Advisors) and indirectly by the Trading Company separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2021.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2022. As of December 31, 2022, the Partnership’s total capitalization was $157,641,048.

December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$7,903,175	5.01%
Energy	1,421,469	0.90
Grains	1,283,398	0.81
Indices	6,000,297	3.81
Interest Rates U.S.	1,568,852	1.00
Interest Rates Non-U.S.	3,204,334	2.03
Livestock	175,421	0.11
Metals	1,308,078	0.83
Softs	1,506,361	0.96

Total	$24,371,385	15.46%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of December 31, 2022 and 2021, and the highest, lowest and average values during the twelve months ended December 31, 2022 and 2021, as applicable. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2022, the Partnership’s total capitalization was $157,641,048.

December 31, 2022
			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,254,981	4.60%	$9,072,484	$482,032	$5,926,990
Energy	1,154,988	0.73	2,495,372	713,894	1,561,544
Grains	913,813	0.58	1,286,439	433,472	855,219
Indices	5,195,015	3.29	7,264,482	1,418,059	3,424,394
Interest Rates U.S.	1,080,204	0.69	1,242,478	412,516	806,983
Interest Rates Non-U.S.	2,331,119	1.48	2,734,726	677,182	1,541,348
Livestock	85,991	0.05	144,815	17,243	60,328
Metals	911,945	0.58	1,763,746	282,198	1,058,390
Softs	768,676	0.49	961,359	384,147	648,677

Total	$19,696,732	12.49%

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

As of December 31, 2022, the Trading Company’s total capitalization was $49,402,783 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of December 31, 2022 was as follows:

December 31, 2022
			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$648,194	1.31%	$2,446,867	$631,176	$1,655,803
Energy	266,481	0.54	871,851	105,629	471,630
Grains	369,585	0.75	499,620	90,640	252,207
Indices	805,282	1.63	1,156,070	237,224	783,593
Interest Rates U.S.	488,648	0.99	501,160	118,450	315,235
Interest Rates Non-U.S.	873,215	1.77	873,215	242,793	522,139
Livestock	89,430	0.18	124,795	23,320	69,858
Metals	396,133	0.80	882,549	315,801	559,015
Softs	737,685	1.49	744,499	179,313	367,055

Total	$4,674,653	9.46%

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2022, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Stock Indices. The Partnership’s primary equity exposure is to equity price risk in the G20 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2022, the Partnership’s primary exposures were in the DAX (Germany), FTSE 100 (United Kingdom), Hang Seng (Hong Kong), CAC 40 (France), NASDAQ 100 (U.S.), Nikkei 225 (Japan), TOPIX (Japan), SPI 200 (Australia), AEX (European Union), S&P CNX NIFTY 50 (India), and S&P 500 (U.S.) stock indices. Overall, the Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European, and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries can materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and other G7 countries. However, the Partnership may also take futures positions on the government debt of smaller economies – e.g., Australia and New Zealand.

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

Commodities:

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other factors contributing to supply and demand. Further energy market exposure is to carbon emission allowances markets which are subject to price movements driven by geopolitical events, climate related regulation, and supply and demand related factors. Energy prices can be volatile and substantial profits and losses have been experienced and are expected to continue in this market.

Metals. The Partnership’s primary metals exposure as of December 31, 2022 was to fluctuations in the price of copper, silver, aluminum, zinc, lead, platinum, palladium, nickel and gold.

Softs. The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions, as well as geopolitical events and supply/demand factors. Sugar, cocoa, coffee, and cotton accounted for the majority of the Partnership’s soft commodity exposure as of December 31, 2022.

Grains. The Partnership’s trading risk exposure in grains is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, corn and wheat accounted for the Partnership’s primary grain exposure as of December 31, 2022.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership as of December 31, 2022.

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

Item 8.
Financial Statements and Supplementary Data
.
CERES CLASSIC L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Boston, MA, PCAOB ID: 42) for the years ended December 31, 2022, 2021 and 2020; Statements of Financial Condition at December 31, 2022 and 2021; Condensed Schedules of Investments at December 31, 2022 and 2021; Statements of Income and Expenses for the years ended December 31, 2022, 2021 and 2020; Statements of Changes in Partners’ Capital for the years ended December 31, 2022, 2021 and 2020; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form
10-K.

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
Management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2022. In making this assessment, Management used the criteria set forth in the
Internal Control-Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2022, based on the criteria referred to above.

Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Classic L.P.	Ceres Classic L.P.
.

Ernst & Young LLP 200 Clarendon Street Boston, MA 02116	Tel: +1 617 266 2000 Fax: +1 617 266 5843 www.ey.com
Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Classic L.P.,
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Ceres Classic L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2022 and 2021, the related statements of income and expenses, and changes in partners’ capital for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Boston, MA
March 17, 2023

Ceres Classic L.P.
Statements of Financial Condition
December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Assets:
Investment in the Trading Company (1) , at fair value (Note 7)	$49,515,860	$41,318,675
Redemptions receivable from the Trading Company	135,251	114,506

Equity in trading account:
Unrestricted cash (Note 2f)	88,944,724	77,949,156
Restricted cash (Note 2f)	19,875,426	19,943,752
Net unrealized appreciation on open futures contracts	170,573	729,070
Net unrealized appreciation on open forward contracts	453,392	-

Total equity in trading account	109,444,115	98,621,978

Interest receivable (Note 2i)	291,679	2,625

Total assets	$159,386,905	$140,057,784

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$421,170
Accrued expenses:
Administrative and General Partner’s fees (Note 2j)	102,153	85,905
Management fees (Note 3)	159,450	133,980
Incentive fees (Note 3)	-	81,002
Professional fees	160,606	139,228
Redemptions payable to General Partner (Notes 2o and 2p)	300,000	200,000
Redemptions payable to Limited Partners (Notes 2o and 2p)	1,023,648	2,085,837

Total liabilities	1,745,857	3,147,122

Partners’ Capital:
General Partner, Class Z, 138,422.641 and 163,339.585 Units outstanding at December 31, 2022 and 2021, respectively	1,667,285	1,545,437
Limited Partners, Class A, 5,549,158.868 and 6,086,081.989 Units outstanding at December 31, 2022 and 2021, respectively	155,840,325	135,260,404
Limited Partners, Class Z, 11,079.649 Units outstanding at December 31, 2022 and 2021	133,438	104,821

Total partners’ capital (net asset value)	157,641,048	136,910,662

Total liabilities and partners’ capital	$159,386,905	$140,057,784

Net asset value per Unit:
Class A	$28.08	$22.22

Class Z	$12.04	$9.46

(1)
Defined in Note 1.
See accompanying notes to financial statements.

Ceres Classic L.P.
Condensed Schedule of Investments
December 31, 2022

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	117	$(6,725)	(0.00) %*
Energy	96	531,723	0.34
Grains	341	244,568	0.16
Indices	663	(1,846,990)	(1.17)
Interest Rates U.S.	95	(182,234)	(0.12)
Interest Rates Non-U.S.	337	(741,033)	(0.47)
Livestock	55	50,980	0.03
Metals	33	53,655	0.03
Softs	240	30,538	0.02

Total futures contracts purchased		(1,865,518)	(1.18)

Futures Contracts Sold
Currencies	32	(29,521)	(0.02)
Energy	30	77,875	0.05
Grains	129	(55,088)	(0.02)
Indices	150	300,983	0.19
Interest Rates U.S.	508	288,883	0.18
Interest Rates Non-U.S.	1,331	1,566,169	0.99
Livestock	18	(12,550)	(0.01)
Metals	18	(27,988)	(0.02)
Softs	96	(72,672)	(0.05)

Total futures contracts sold		2,036,091	1.29

Net unrealized appreciation on open futures contracts		$170,573	0.11%

Unrealized Appreciation on Open Forward Contracts
Currencies	$181,925,437	$2,005,546	1.27%
Metals	142	469,150	0.30

Total unrealized appreciation on open forward contracts		2,474,696	1.57

Unrealized Depreciation on Open Forward Contracts
Currencies	$162,560,678	(1,604,184)	(1.02)
Metals	138	(417,120)	(0.26)

Total unrealized depreciation on open forward contracts		(2,021,304)	(1.28)

Net unrealized appreciation on open forward contracts		$453,392	0.29%

Investment in the Trading Company
CMF Winton Master L.P.		$49,515,860	31.41%

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

Ceres Classic L.P.
Statements of Income and Expenses
For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Investment Income:
Interest income (Note 2i)	$1,578,766	$34,382	$205,700
Interest income allocated from the Trading Company (Note 2i)	620,422	12,609	-

Total investment income	2,199,188	46,991	205,700

Expenses:
Expenses allocated from the Trading Company	218,139	181,956	-
Clearing fees	225,124	404,743	138,627
Administrative and General Partner’s fees (Note 2j)	1,200,220	1,106,620	1,293,326
Ongoing placement agent fees (Note 2k)	1,184,946	1,092,132	1,039,045
Management fees (Note 3)	1,928,192	1,876,307	927,355
Incentive fees (Note 3)	3,536,416	1,258,266	-
Professional fees	400,174	537,889	91

Total expenses	8,693,211	6,457,913	3,398,444
Expenses reimbursed by the General Partner	-	-	(138,718)

Net expenses	8,693,211	6,457,913	3,259,726

Net investment loss	(6,494,023)	(6,410,922)	(3,054,026)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	29,411,384	13,614,870	(8,587,761)
Net realized gains (losses) on closed contracts allocated from the Trading Company	11,294,485	7,151,945	-
Net change in unrealized gains (losses) on open contracts	329,007	(4,073,094)	6,236,177
Net change in unrealized gains (losses) on open contracts allocated from the Trading Company	1,149,903	(2,193,863)	-

Total trading results	42,184,779	14,499,858	(2,351,584)

Net income (loss)	$35,690,756	$8,088,936	$(5,405,610)

Net income (loss) per Unit (Note 8)*:
Class A	$5.86	$1.15	$(1.14)

Class Z	$2.58	$0.56	$(0.34)

Weighted average Units outstanding:
Class A	5,794,885.155	6,578,607.865	3,411,677.656

Class Z	174,419.234	206,191.102	101,536.878

*	Represents the change in net asset value per Unit.
See accompanying notes to financial statements.

Ceres Classic L.P.
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2022, 2021 and 2020

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2019	$83,168,125	3,744,360.651	$938,707	101,536.878	$84,106,832	3,845,897.529
Subscriptions - Limited Partners	25,000	1,155.802	-	-	25,000	1,155.802
Redemptions - Limited Partners	(17,276,664)	(871,818.455)	-	-	(17,276,664)	(871,818.455)
Net income (loss)	(5,370,968)	-	(34,642)	-	(5,405,610)	-

Partners’ Capital, December 31, 2020	60,545,493	2,873,697.998	904,065	101,536.878	61,449,558	2,975,234.876
Subscriptions - General Partner	-	-	1,841,454	206,904.961	1,841,454	206,904.961
Subscriptions - Limited Partners	89,741,721	4,259,217.890	99,016	11,079.649	89,840,737	4,270,297.539
Redemptions - General Partner	-	-	(1,285,094)	(145,102.254)	(1,285,094)	(145,102.254)
Redemptions - Limited Partners	(23,024,929)	(1,046,833.899)	-	-	(23,024,929)	(1,046,833.899)
Net income (loss)	7,998,119	-	90,817	-	8,088,936	-

Partners’ Capital, December 31, 2021	135,260,404	6,086,081.989	1,650,258	174,419.234	136,910,662	6,260,501.223
Redemptions - General Partner	-	-	(300,000)	(24,916.944)	(300,000)	(24,916.944)
Redemptions - Limited Partners	(14,660,370)	(536,923.121)	-	-	(14,660,370)	(536,923.121)
Net income (loss)	35,240,291	-	450,465	-	35,690,756	-

Partners’ Capital, December 31, 2022	$155,840,325	5,549,158.868	$1,800,723	149,502.290	$157,641,048	5,698,661.158

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
As of December 31, 2022, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Prior to January 1, 2021, Graham was the sole trading advisor to the Partnership, and managed the assets of the Partnership pursuant to its
K4D-15V
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
Effective October 2, 2020, the Partnership changed its name from Managed Futures Premier Graham L.P. to Ceres Classic L.P.
As of December 31, 2022, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units. The Partnership previously offered Units in Class D; however, no Limited Partners hold Class D Units as of December 31, 2022, and Class D Units are no longer offered.

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
The Statements of Changes in Partners’ Capital are included herein, and as of and for the years ended December 31, 2022, 2021 and 2020, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

d.
Partnership’s Investment in the Trading Company.
The Partnership carries its investment in the Trading Company based on the Partnership’s (1) net contribution to the Trading Company and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Trading Company.

e.
Partnership’s Investments.
All Futures Interests held by the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The Futures Interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in Futures Interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement d ate. G
ains or losses are realized when contracts are liquidated and are determined using the first-in,
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

f.
Partnership’s Cash.
The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At December 31, 2022 and 2021, the amount of cash held for margin requirements was $19,875,426 and $19,943,752, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $784,522 (cost of $771,385) and $410,895 (cost of $410,700) as of Dec ember
31, 2022 and 2021, respectively.

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
which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2019 through 2022 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

j.
General Partner’s Fee.
Effective January 1, 2021, the Partnership pays the General Partner a mont
hly administrative fee equal to 1/12
th
of 0.75% (a 0.75% annual rate) of the Partnership’s net assets (plus “notional” funds, if any) as of the beginning of each month, as described in the Partnership’s Memorandum. From July 1, 2020 to December 31, 2020, the Partnership paid the General Partner a monthly administrative and General Partner’s fee equal to 1/12 th
of 1.75% (1.75% annual rate) of the Partnership’s net assets (plus “notional” funds, if any) as of the first day of each month. Prior to July 1, 2020, the Partnership paid the General Partner a monthly administrative and General Partner’s fee equal to 1/12 th
of 2% (2% annual rate) of the Partnership’s net assets (plus “notional” funds, if any) as of the first day of each month. Prior to January 1, 2021, the General Partner then paid or reimbursed the Partnership for all fees and costs charged or incurred by the commodity brokers for trades executed on behalf of the Partnership, and for all ordinary administrative and offering expenses.

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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for units of limited partnership interest (“Unit(s)”) through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2023 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, effective as of January 1, 2021, the Partnership pays Harbor an ongoing placement agent fee equal to 1/12 th
of 0.75% (a 0.75% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement. From July 1, 2020 to December 31, 2020, the Partnership paid Harbor an ongoing placement agent fee equal to 1/12 th
of 1.00% (a 1.00% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement. Prior to July 1, 2020, the Partnership paid Harbor an ongoing placement agent fee equal to 1/12 th
of 2.00% (a 2.00% annual rate) of the net asset value per Unit for certain holders for Class A Units in the Partnership, as set forth in the Harbor Selling Agreement.

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
Ceres, on behalf of the Partnership, has retained Graham to make all trading decisions for the Partnership, provided that, as of January 1, 2021, Ceres has retained Graham, WCM, EMC and Campbell as the commodity trading advisors to the Partnership. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the Limited Partners.
Compensation to the Trading Advisors by the Partnership consists of a management fee and an incentive fee as follows:
Management Fee
—
Effective as of January 1, 2021, the Partnership pays Graham a flat-rate monthly fee equal to 1/12 th
of 1.25% (a 1.25% annual rate) of the Partnership’s net assets as of the first day of each month. From February 1, 2019 to December 31, 2020, the Partnership paid Graham a flat-rate monthly fee equal to 1/12 th
of 1.35% (1.35% annual rate) of the Partnership’s net assets as of the first day of each month.
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
The General Partner estimates that, at any given time, approximately 8.1% to 40.6% of the Partnership’s contracts are traded over-the-counter.
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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2022 and 2021 were 3,370 and 6,649, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2022 and 2021 were 452 and 678, respectively. The monthly average notional values of currency forward contracts traded during the years ended December 31, 2022 and 2021 were $634,136,136 and $835,509,187, respectively.
The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of December 31, 2022 and 2021, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2022	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$3,786,495	$(3,615,922)	$170,573	$-	$-	$170,573
Forwards	2,474,696	(2,021,304)	453,392	-	-	453,392

Total assets	$6,261,191	$(5,637,226)	$623,965	$-	$-	$623,965

Liabilities
Futures	$(3,615,922)	$3,615,922	$-	$-	$-	$-
Forwards	(2,021,304)	2,021,304	-	-	-	-

Total liabilities	$(5,637,226)	$5,637,226	$-	$-	$-	$-

Net fair value						$623,965	*

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2021	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,679,698	$(1,950,628)	$729,070	$-	$-	$729,070
Forwards	2,567,692	(2,567,692)	-	-	-	-

Total assets	$5,247,390	$(4,518,320)	$729,070	$-	$-	$729,070

Liabilities
Futures	$(1,950,628)	$1,950,628	$-	$-	$-	$-
Forwards	(2,988,862)	2,567,692	(421,170)	-	421,170	-

Total liabilities	$(4,939,490)	$4,518,320	$(421,170)	$-	$421,170	$-

Net fair value						$729,070	*

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

Ceres Classic L.P.
Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2022 and 2021, respectively.

	December 31, 2022
Assets
Futures Contracts
Currencies	$31,641
Energy	660,818
Grains	532,838
Indices	394,363
Interest Rates U.S.	318,625
Interest Rates Non-U.S.	1,615,714
Livestock	51,880
Metals	63,530
Softs	117,086

Total unrealized appreciation on open futures contracts	3,786,495

Liabilities
Futures Contracts
Currencies	(67,887)
Energy	(51,220)
Grains	(343,358)
Indices	(1,940,370)
Interest Rates U.S.	(211,976)
Interest Rates Non-U.S.	(790,578)
Livestock	(13,450)
Metals	(37,863)
Softs	(159,220)

Total unrealized depreciation on open futures contracts	(3,615,922)

Net unrealized appreciation on open futures contracts	$170,573	*

Assets
Forward Contracts
Currencies	$2,005,546
Metals	469,150

Total unrealized appreciation on open forward contracts	2,474,696

Liabilities
Forward Contracts
Currencies	(1,604,184)
Metals	(417,120)

Total unrealized depreciation on open forward contracts	(2,021,304)

Net unrealized appreciation on open forward contracts	$453,392	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2022, 2021 and 2020, respectively.

Sector	2022		2021		2020
Currencies	$10,675,253		$2,285,525		$(4,430,163)
Energy	8,460,214		8,868,835		(1,895,131)
Grains	1,189,266		2,837,873		1,236,867
Indices	(2,499,428)		5,799,611		(15,340,684)
Interest Rates U.S.	5,425,496		(5,368,158)		10,530,542
Interest Rates Non-U.S.	7,026,148		(6,655,091)		2,788,538
Livestock	(209,595)		(425,918)		-
Metals	267,087		414,121		5,858,105
Softs	(594,050)		1,784,978		(1,099,658)

Total	$29,740,391	***	$9,541,776	***	$(2,351,584)	***

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
The Partnership and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2022 and 2021, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Financial Statements

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,786,495	$3,786,495	$-	$-
Forwards	2,474,696	-	2,474,696	-

Total assets	$6,261,191	$3,786,495	$2,474,696	$-

Liabilities
Futures	$3,615,922	$3,615,922	$-	$-
Forwards	2,021,304	-	2,021,304	-

Total liabilities	$5,637,226	$3,615,922	$2,021,304	$-

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,679,698	$2,679,698	$-	$-
Forwards	2,567,692	-	2,567,692	-

Total assets	$5,247,390	$2,679,698	$2,567,692	$-

Liabilities
Futures	$1,950,628	$1,950,628	$-	$-
Forwards	2,988,862	-	2,988,862	-

Total liabilities	$4,939,490	$1,950,628	$2,988,862	$-

The Investment in the Trading Company measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of December 31, 2022 and 2021, respectively.

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
The General Partner is not aware of any material changes to the trading program discussed above during the year ended December 31, 2022.
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

Ceres Classic L.P.
Notes to Financial Statements

At December 31, 2022 and 2021, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	December 31, 2022
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$49,558,467	$155,684	$49,402,783

	December 31, 2021
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$41,512,628	$194,879	$41,317,749
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the year ended December 31, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$402,283	$12,444,388	$12,846,671

	For the year ended December 31, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$(169,347)	$4,958,082	$4,788,735
Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	December 31, 2022		For the year ended December 31, 2022
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton	31.41%	$49,515,860	$13,064,810	$150,054	$68,085	$12,846,671	Commodity Portfolio	Monthly

	December 31, 2021		For the year ended December 31, 2021
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton (a)	30.18%	$41,318,675	$4,970,691	$145,256	$36,700	$4,788,735	Commodity Portfolio	Monthly
(a)
    On January 1, 2021, the Partnership invested into CMF Winton.

Ceres Classic L.P.
Notes to Financial Statements

8.	Financial Highlights:
Financial highlights for the limited partner class as a whole for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022		2021		2020
	Class A	Class Z	Class A	Class Z	Class A
Per Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$6.97	$2.96	$2.11	$0.90	$(0.25)
Net investment loss	(1.11)	(0.38)	(0.96)	(0.34)	(0.89)

Increase (decrease) for the year	5.86	2.58	1.15	0.56	(1.14)
Net asset value per Unit, beginning of year	22.22	9.46	21.07	8.90	22.21

Net asset value per Unit, end of year	$28.08	$12.04	$22.22	$9.46	$21.07

	2022		2021		2020
	Class A	Class Z	Class A	Class Z	Class A
Ratios to Average Limited Partners’ Capital:
Net investment loss **	(4.1)%	(3.2)%	(4.6)%	(3.6)%	(4.5)%

Operating expenses	3.2%	2.5%	3.7%	2.8%	5.0%
Expenses reimbursed by the General Partner	-%	-%	-%	-%	(0.2)%
Incentive fees	2.2%	2.2%	0.9%	0.8%	-%

Total expenses	5.4%	4.7%	4.6%	3.6%	4.8%

Total return:
Total return before incentive fees	29.1%	29.9%	6.4%	7.2%	(5.1)%
Incentive fees	(2.7)%	(2.6)%	(0.9)%	(0.9)%	-%

Total return after incentive fees	26.4%	27.3%	5.5%	6.3%	(5.1)%

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2022 and 2021 are summarized below:

	For the period from October 1, 2022 to December 31, 2022	For the period from July 1, 2022 to September 30, 2022	For the period from April 1, 2022 to June 30, 2022	For the period from January 1, 2022 to March 31, 2022
Total investment income	$1,240,801	$731,894	$200,741	$25,752
Total expenses	(1,379,618)	(2,141,245)	(2,313,830)	(2,858,518)
Total trading results	(11,100,519)	8,259,437	16,160,243	28,865,618

Net income (loss)	$(11,239,336)	$6,850,086	$14,047,154	$26,032,852

Increase (decrease) in net asset value per Unit:
Class A	$(1.99)	$1.20	$2.37	$4.28

Class Z	$(0.83)	$0.53	$1.04	$1.84

	For the period from October 1, 2021 to December 31, 2021	For the period from July 1, 2021 to September 30, 2021	For the period from April 1, 2021 to June 30, 2021	For the period from January 1, 2021 to March 31, 2021
Total investment income	$14,593	$13,088	$4,922	$14,388
Total expenses	(1,305,486)	(1,563,328)	(1,735,810)	(1,853,289)
Total trading results	(1,502,185)	1,210,774	8,462,282	6,328,987

Net income (loss)	$(2,793,078)	$(339,466)	$6,731,394	$4,490,086

Increase (decrease) in net asset value per Unit:
Class A	$(0.45)	$(0.05)	$0.99	$0.66

Class Z	$(0.17)	$(0.01)	$0.44	$0.30

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

The Annual Report for the year ended December 31, 2022, included in “Item 8. Financial Statements and Supplementary Data.”, includes the General Partner’s report on internal control over financial reporting.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2021 could impact the operations and financial performance of the Partnership investments subsequent to December 31, 2022. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Brooke Lambert (Chief Financial Officer), Steven Ross (Director), Victoria Eckstein (Director) and Tatiana Segal (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

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

Patrick T. Egan, age 54, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President of the General Partner and Chairman of the Board of Directors. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Brooke Lambert, age 39, has been the Chief Financial Officer, Treasurer and a principal of the General Partner since May 2022. Ms. Lambert has been employed by Morgan Stanley Investment Management, a financial services firm, since July 2014, where her responsibilities include serving as a Vice President and managing the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. From July 2009 to July 2014, Ms. Lambert was employed by Morgan Stanley Smith Barney, a financial services firm, where her responsibilities included serving as a Vice President responsible for the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. Before joining Morgan Stanley, Ms. Lambert was employed by Citigroup Alternative Investments, a financial services firm, from January 2006 through July 2009, where her responsibilities included serving as an Assistant Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. Ms. Lambert earned her Bachelor of Science in Finance in May 2005 from Towson University.

Steven Ross, age 51, has been a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Victoria Eckstein, age 41, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 14, 2022. Since November 2022, Ms. Eckstein has served as Chief Operating Officer of Calvert Research and Management, an investment management company focused on responsible investments. Since December 2020, Ms. Eckstein has served as a Managing Director of Morgan Stanley Investment Management Inc. (“MSIM”), and from December 2020 to November 2022 served as Chief Operating Officer of the Solutions & Multi-Asset Group at MSIM, a collection of business units offering alpha-centric, multi-asset or multi-manager investment solutions. From December 2016 to December 2020, Ms. Eckstein served as an Executive Director of MSIM and from April 2010 to December 2016, Ms. Eckstein served as a Vice President of MSIM. From April 2010 to December 2020, Ms. Eckstein primarily managed the day-to-day non-investment functions of the Portfolio Solutions Group, a business unit offering multi-asset, multi-manager managed portfolios. From January 2007 to April 2010, Ms. Eckstein was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where her responsibilities included trade execution, portfolio analysis, external manager selection and research coverage. Ms. Eckstein received her Juris Doctorate from the Benjamin N. Cardozo School of Law in 2006 and her Bachelor of Arts, magna cum laude, from Brandeis University in 2003.

Tatiana Segal, age 54, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 1, 2022. She has also been a principal of MSIM since October 31, 2019. Ms. Segal joined MSIM as a Managing Director and Head of Risk Management in August 2019. She is responsible for risk management across MSIM business units and risk categories, including investment, operational, and franchise risk, and is a member of the Investment Management Operating Committee and a chair of the Investment Management Risk Committee. In June 2022, in addition to her original role, Tatiana was appointed as Global Head of Non-Financial Risk for Investment Management to manage existing and emergent non-financial risks across the division. She has since been appointed a member of Morgan Stanley’s NFR Steering Committee and Enterprise Controls Committee. From August 2011 to August 2019, Tatiana was a partner and Head of Risk Management at SkyBridge Capital Management, a global alternative investments firm, where she was also a member of the Manager Selection, Portfolio Allocation and Real Estate Investment Committees. Prior to joining SkyBridge in August 2011, she was a Managing Director and Chief Risk Officer at Cerberus Capital Management, LLC from January 2009 through July 2011. Before joining Cerberus, Ms. Segal was Managing Director and Chief Risk Officer for Diamond Lake Investment Group from February 2008 through September 2008. From May 2006 through January 2008, Ms. Segal was a Senior Risk Manager at Citigroup Alternative Investments, where she was responsible for independent risk oversight of a multi-billion hedge fund and fund of funds portfolio. From October 2000 through April 2006, Ms. Segal was a Director of Market Risk at Nomura Securities, Inc. Prior to joining Nomura Securities, she was Risk Manager at BNP Paribas from January 1999 through October 2000 and a Risk Manager at Goldman, Sachs & Co., Ltd. from October 1995 through January 1999. Ms. Segal started her career at BlackRock Financial Management, Inc. from January 1993 through September 1995, as a portfolio analyst within BlackRock’s Institutional Accounts Division. Ms. Segal graduated from Columbia University in January 1993 with a Bachelor’s Degree in Economics. Ms. Segal is a Co-Chair of Risk Peer Advisory Group NY for 100 Women in Finance, as well as a contributing member of the council of The Directors and Chief Risk Officers. She serves as a board member of the Tenement Museum.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners – As of February 28, 2023, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

(b)

Security Ownership of Management – Under the terms of the Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2022:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Units	General Partner	138,422.641	92.6%

(c)	Changes in Control – None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with Related Persons. None.

(b)	Review, Approval or Ratification of Transactions with Related Persons. Not applicable.

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

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2022 and 2021 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2022	$135,000
2021	$106,200

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2022 and 2021 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)     (1) Financial Statements:

Statements of Financial Condition at December 31, 2022 and 2021.

Condensed Schedule of Investments at December 31, 2022 and 2021.

Statements of Income and Expenses for the years ended December 31, 2022, 2021 and 2020.

Statements of Changes in Partners’ Capital for the years ended December 31, 2022, 2021 and 2020.

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

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1 — Section 1350 Certification (Certification of President and Director).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer).

99.1 Financial Statements of CMF Winton Master L.P.

101.INS Inline XBRL Instance Document.

101.SCH Inline XBRL Taxonomy Extension Schema Document.

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE Inline XBRL Taxonomy Extension Label Linkbase Document.

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
Date: March 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick T. Egan	/s/ Steven Ross	/s/ Tatiana Segal
Patrick T. Egan	Steven Ross	Tatiana Segal
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 24, 2023	Date: March 24, 2023	Date: March 24, 2023

/s/ Brooke Lambert	/s/ Victoria Eckstein
Brooke Lambert	Victoria Eckstein
Chief Financial Officer	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 24, 2023
Date: March 24, 2023

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.