Form 10-Q
period 2023-03-31
Ceres Classic L.P.
filed 2023-05-11
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
As of April 30, 2023,
5,396,404.914
Limited Partnership Class A Units were outstanding and
11,079.649
Limited Partnership Class Z Units
were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Classic L.P.
Statements of Financial Condition

	March 31, 2023 (Unaudited)	December 31, 2022
Assets:
Investment in the Trading Company (1) , at fair value	$50,315,193	$49,515,860
Redemptions receivable from the Trading Company	895,163	135,251

Equity in trading account:
Unrestricted cash	82,795,415	88,160,202
Restricted cash	18,156,621	19,875,426
Foreign cash (cost $859,685 and $771,385 at
March 31, 2023 and December 31, 2022, respectively)	867,146	784,522
Net unrealized appreciation on open futures contracts	1,012,941	170,573
Net unrealized appreciation on open forward contracts	-	453,392

Total equity in trading account	102,832,123	109,444,115

Interest receivable	319,450	291,679

Total assets	$154,361,929	$159,386,905

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$141,817	$-
Accrued expenses:
Administrative and General Partner’s fees	101,994	102,153
Management fees	166,069	159,450
Professional fees	206,113	160,606
Redemptions payable to General Partner	-	300,000
Redemptions payable to Limited Partners	1,156,666	1,023,648

Total liabilities	1,772,659	1,745,857

Partners’ Capital:
General Partner, Class Z, 138,422.641 Units outstanding at March 31, 2023 and December 31, 2022	1,652,586	1,667,285
Limited Partners, Class A, 5,427,771.299 and 5,549,158.868 Units outstanding at March 31, 2023 and December 31, 2022, respectively	150,804,412	155,840,325
Limited Partners, Class Z, 11,079.649 Units outstanding at March 31, 2023 and December 31, 2022	132,272	133,438

Total partners’ capital (net asset value)	152,589,270	157,641,048

Total liabilities and partners’ capital	$154,361,929	$159,386,905

Net asset value per Unit:
Class A	$27.78	$28.08

Class Z	$11.94	$12.04

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Classic L.P.
Condensed Schedule of Investments
March 31, 2023
(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	53	$(18,360)	(0.01)%
Energy	57	181,909	0.12
Grains	240	51,984	0.03
Indices	360	833,696	0.55
Interest Rates U.S.	121	10,687	0.01
Interest Rates Non-U.S.	114	7,470	0.00 *
Livestock	44	69,758	0.04
Metals	15	25,370	0.02
Softs	384	776,600	0.51

Total futures contracts purchased		1,939,114	1.27

Futures Contracts Sold
Currencies	113	(59,606)	(0.04)
Energy	172	(34,447)	(0.02)
Grains	206	353,738	0.23
Indices	200	(342,944)	(0.23)
Interest Rates U.S.	163	(196,930)	(0.13)
Interest Rates Non-U.S.	898	(323,331)	(0.21)
Livestock	29	(28,168)	(0.02)
Metals	44	(28,393)	(0.02)
Softs	121	(266,092)	(0.17)

Total futures contracts sold		(926,173)	(0.61)

Net unrealized appreciation on open futures contracts		$1,012,941	0.66%

Unrealized Appreciation on Open Forward Contracts
Currencies	$315,042,654	$3,432,329	2.25%
Metals	232	588,650	0.39

Total unrealized appreciation on open forward contracts		4,020,979	2.64

Unrealized Depreciation on Open Forward Contracts
Currencies	$283,636,100	(3,725,523)	(2.44)
Metals	163	(437,273)	(0.29)

Total unrealized depreciation on open forward contracts		(4,162,796)	(2.73)

Net unrealized depreciation on open forward contracts		$(141,817)	(0.09)%

Investment in the Trading Company
CMF Winton Master L.P.		$50,315,193	32.97%

* Due to rounding.

See accompanying notes to financial statements.

Ceres Classic L.P.
Condensed Schedule of Investments
December 31, 2022

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	117	$(6,725)	(0.00) %*
Energy	96	531,723	0.34
Grains	341	244,568	0.16
Indices	663	(1,846,990)	(1.17)
Interest Rates U.S.	95	(182,234)	(0.12)
Interest Rates Non-U.S.	337	(741,033)	(0.47)
Livestock	55	50,980	0.03
Metals	33	53,655	0.03
Softs	240	30,538	0.02

Total futures contracts purchased		(1,865,518)	(1.18)

Futures Contracts Sold
Currencies	32	(29,521)	(0.02)
Energy	30	77,875	0.05
Grains	129	(55,088)	(0.02)
Indices	150	300,983	0.19
Interest Rates U.S.	508	288,883	0.18
Interest Rates Non-U.S.	1,331	1,566,169	0.99
Livestock	18	(12,550)	(0.01)
Metals	18	(27,988)	(0.02)
Softs	96	(72,672)	(0.05)

Total futures contracts sold		2,036,091	1.29

Net unrealized appreciation on open futures contracts		$170,573	0.11%

Unrealized Appreciation on Open Forward Contracts
Currencies	$181,925,437	$2,005,546	1.27%
Metals	142	469,150	0.30

Total unrealized appreciation on open forward contracts		2,474,696	1.57

Unrealized Depreciation on Open Forward Contracts
Currencies	$162,560,678	(1,604,184)	(1.02)
Metals	138	(417,120)	(0.26)

Total unrealized depreciation on open forward contracts		(2,021,304)	(1.28)

Net unrealized appreciation on open forward contracts		$453,392	0.29%

Investment in the Trading Company
CMF Winton Master L.P.		$49,515,860	31.41%

* Due to rounding.

See accompanying notes to financial statements.

Ceres Classic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income:
Interest income	$994,736	$18,884
Interest income allocated from the Trading Company	399,374	6,868

Total investment income	1,394,110	25,752

Expenses:
Expenses allocated from the Trading Company	43,890	62,572
Clearing fees	89,830	55,690
Administrative and General Partner’s fees	298,468	264,533
Ongoing placement agent fees	295,027	261,310
Management fees	478,089	419,846
Incentive fees	-	1,671,230
Professional fees	112,728	123,337

Total expenses	1,318,032	2,858,518

Net investment income (loss)	76,078	(2,832,766)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,064,375)	15,179,784
Net realized gains (losses) on closed contracts allocated from the Trading Company	102,264	4,745,082
Net change in unrealized gains (losses) on open contracts	241,483	4,653,828
Net change in unrealized gains (losses) on open contracts allocated from the Trading Company	(976,822)	4,286,924

Total trading results	(1,697,450)	28,865,618

Net income (loss)	$(1,621,372)	$26,032,852

Net income (loss) per Unit*:
Class A	$(0.30)	$4.28

Class Z	$(0.10)	$1.84

Weighted average Units outstanding:
Class A	5,501,909.956	6,025,850.764

Class Z	149,502.290	174,419.234

* Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Ceres Classic L.P.
Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2021	$135,260,404	6,086,081.989	$1,650,258	174,419.234	$136,910,662	6,260,501.223
Redemptions - Limited Partners	(5,215,567)	(209,591.009)	-	-	(5,215,567)	(209,591.009)
Net income (loss)	25,711,531	-	321,321	-	26,032,852	-

Partners’ Capital, March 31, 2022	$155,756,368	5,876,490.980	$1,971,579	174,419.234	$157,727,947	6,050,910.214

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2022	$155,840,325	5,549,158.868	$1,800,723	149,502.290	$157,641,048	5,698,661.158
Redemptions - Limited Partners	(3,430,406)	(121,387.569)	-	-	(3,430,406)	(121,387.569)
Net income (loss)	(1,605,507)	-	(15,865)	-	(1,621,372)	-

Partners’ Capital, March 31, 2023	$150,804,412	5,427,771.299	$1,784,858	149,502.290	$152,589,270	5,577,273.589

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
As of March 31, 2023, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2023.
During the reporting periods ended March 31, 2023 and 2022, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.
As of March 31, 2023, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units. The Partnership previously offered Units in Class D; however, no Limited Partners hold Class D Units as of March 31, 2023, and Class D Units are no longer offered.
Each of Class A and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units; however, Class Z Units are not subject to an ongoing placement agent fee.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The monthly management fee paid by the Partnership to Graham is equal to 1/12 th
of 1.25%
(
1.25% annual rate) of the Partnership’s net assets allocated to Graham as of the first day of each month. The Partnership pays Graham an incentive fee of 18% of new trading profits annually.
The Partnership pays WCM a flat-rate monthly fee equal to 1/12 th
of 1.5%
(
1.5% annual rate) of the Partnership’s net assets allocated to WCM as of the beginning of the relevant month, which is equal to the prior month end net assets, net of all fees and expenses for the previous month, and decreased by any redemptions for such prior month end and increased by any subscriptions for the current month. In addition, the Partnership pays WCM a quarterly incentive fee equal to 20% of new trading profits earned by WCM in each quarterly period. Pursuant to the management agreement with WCM, no incentive fee will be paid to WCM with respect to the Partnership until it has (i) recouped a certain loss carryforward and (ii) earned new trading profits (as defined in the applicable management agreement) from and after January 1, 2021. The loss carryforward applied to the Partnership will be adjusted according to the Partnership’s assets allocated to WCM as of January 1, 2021.
The Partnership pays Campbell a flat rate monthly fee equal to 1/12 th
of 1.25%
(
1.25% annual rate) of the beginning of the month net asset value allocated to Campbell, and the Partnership pays Campbell a quarterly incentive fee equal to 20% of trading profits earned by Campbell in each quarterly period.
The Partnership pays EMC a flat rate monthly fee equal to 1/12 th
of 0.875%
(
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

2.	Basis of Pr ese ntation and Summary of Significant Accounting Policies:
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2023 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2023 and 2022. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2022. The December 31, 2022 information has been derived from the audited financial statements as of and for the year ended December 31, 2022.
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
The Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended March 31, 2023 and 2022, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Ceres Classic L.P.
Notes to Finan
cial
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
Partnership’s Cash
. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At March 31, 2023 and December 31, 2022, the amount of cash held for margin requirements was $18,156,621 and $19,875,426, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $867,146 (cost of $859,685) and $784,522 (cost of $771,385) as of March 31, 2023 and December 31, 2022, respectively.
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
for the year ended December 31, 2022.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner class as a whole for the three months ended March 31, 2023 and 2022 were as follows:

		Three Months Ended
	March 31,
	2023		2022
	Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(0.31)	$(0.13)	$4.74	$2.02
Net investment income (loss)	0.01	0.03	(0.46)	(0.18)

Increase (decrease) for the period	(0.30)	(0.10)	4.28	1.84
Net asset value per Unit, beginning of period	28.08	12.04	22.22	9.46

Net asset value per Unit, end of period	$27.78	$11.94	$26.50	$11.30

		Three Months Ended
	March 31,
	2023		2022
	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	0.2%	1.0%	(4.5)%	(3.6)%

Operating expenses	3.4%	2.6%	3.3%	2.6%
Incentive fees	-%	-%	1.2%	1.1%

Total expenses	3.4%	2.6%	4.5%	3.7%

Total return:
Total return before incentive fees	(1.1)%	(0.8)%	20.5%	20.7%
Incentive fees	-%	-%	(1.2)%	(1.2)%

Total return after incentive fees	(1.1)%	(0.8)%	19.3%	19.5%

*
Net investment income (loss) per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

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
The General Partner estimates that, at any given time, approximately 23.1% to 37.5% of the Partnership’s contracts are traded over-the-counter.
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
Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. The conflict and subsequent sanctions have created volatility in the price of various commodities and may have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s/Trading Company’s investments. Furthermore, uncertainties regarding the conflict between the two nations and the varying involvement of the United States and other NATO countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Trading Company and the performance of its investments or operations, and the ability of the Partnership/Trading Company to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, or Ukraine, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflict.

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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2023 and 2022 were 4,367 and 3,233, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2023 and 2022 were 560 and 554, respectively. The monthly average notional values of currency forward contracts traded during the three months ended March 31, 2023 and 2022 were $756,440,484 and $663,371,265, respectively.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of March 31, 2023 and December 31, 2022, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
March 31, 2023	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$3,157,331	$(2,144,390)	$1,012,941	$-	$-	$1,012,941
Forwards	4,020,979	(4,020,979)	-	-	-	-

Total assets	$7,178,310	$(6,165,369)	$1,012,941	$-	$-	$1,012,941

Liabilities
Futures	$(2,144,390)	$2,144,390	$-	$-	$-	$-
Forwards	(4,162,796)	4,020,979	(141,817)	-	141,817	-

Total liabilities	$(6,307,186)	$6,165,369	$(141,817)	$-	$141,817	$-

Net fair value						$1,012,941	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2022	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$3,786,495	$(3,615,922)	$170,573	$-	$-	$170,573
Forwards	2,474,696	(2,021,304)	453,392	-	-	453,392

Total assets	$6,261,191	$(5,637,226)	$623,965	$-	$-	$623,965

Liabilities
Futures	$(3,615,922)	$3,615,922	$-	$-	$-	$-
Forwards	(2,021,304)	2,021,304	-	-	-	-

Total liabilities	$(5,637,226)	$5,637,226	$-	$-	$-	$-

Net fair value						$623,965	*

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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023
Assets
Futures Contracts
Currencies	$16,810
Energy	416,770
Grains	542,868
Indices	859,482
Interest Rates U.S.	67,953
Interest Rates Non-U.S.	252,469
Livestock	98,638
Metals	63,967
Softs	838,374

Total unrealized appreciation on open futures contracts	3,157,331

Liabilities
Futures Contracts
Currencies	(94,776)
Energy	(269,308)
Grains	(137,146)
Indices	(368,730)
Interest Rates U.S.	(254,196)
Interest Rates Non-U.S.	(568,330)
Livestock	(57,048)
Metals	(66,990)
Softs	(327,866)

Total unrealized depreciation on open futures contracts	(2,144,390)

Net unrealized appreciation on open futures contracts	$1,012,941	*

Assets
Forward Contracts
Currencies	$3,432,329
Metals	588,650

Total unrealized appreciation on open forward contracts	4,020,979

Liabilities
Forward Contracts
Currencies	(3,725,523)
Metals	(437,273)

Total unrealized depreciation on open forward contracts	(4,162,796)

Net unrealized depreciation on open forward contracts	$(141,817)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended
	March 31,
Sector	2023		2022

Currencies	$767,731		$2,336,209

Energy	(624,248)		10,435,980

Grains	(160,788)		2,110,510

Indices	896,389		295,140

Interest Rates U.S.	36,150		1,036,274

Interest Rates Non-U.S.	(1,464,328)		1,226,231

Livestock	8,925		(61,488)

Metals	(763,736)		1,908,623

Softs	481,013		546,133

Total	$(822,892)	***	$19,833,612	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:
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
The Partnership and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2023 and December 31, 2022 and for the periods ended March 31, 2023 and 2022, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

March 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,157,331	$3,157,331	$-	$-
Forwards	4,020,979	-	4,020,979	-

Total assets	$7,178,310	$3,157,331	$4,020,979	$-

Liabilities
Futures	$2,144,390	$2,144,390	$-	$-
Forwards	4,162,796	-	4,162,796	-

Total liabilities	$6,307,186	$2,144,390	$4,162,796	$-

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,786,495	$3,786,495	$-	$-
Forwards	2,474,696	-	2,474,696	-

Total assets	$6,261,191	$3,786,495	$2,474,696	$-

Liabilities
Futures	$3,615,922	$3,615,922	$-	$-
Forwards	2,021,304	-	2,021,304	-

Total liabilities	$5,637,226	$3,615,922	$2,021,304	$-

The investment in the Trading Company measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of March 31, 2023 and December 31, 2022, respectively.

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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2023.
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
As of March 31, 2023 and December 31, 2022, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	March 31, 2023
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$51,141,385	$960,180	$50,181,205

	December 31, 2022
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$49,558,467	$155,684	$49,402,783
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the three months ended March 31, 2023
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
CMF Winton	$355,484	$(874,558)	$(519,074)

	For the three months ended March 31, 2022
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
CMF Winton	$(55,704)	$9,032,006	$8,976,302
Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	March 31, 2023		For the three months ended March 31, 2023
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton	32.97%	$50,315,193	$(475,184)	$25,940	$17,950	$(519,074)	Commodity Portfolio	Monthly

	December 31, 2022		For the three months ended March 31, 2022
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton	31.41%	$49,515,860	$9,038,874	$45,572	$17,000	$8,976,302	Commodity Portfolio	Monthly

8.	Subsequent Events:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Trading Company, (ii) redemptions receivable from the Trading Company, (iii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2023.

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

For the three months ended March 31, 2023, the Partnership’s capital decreased 3.2% from $157,641,048 to $152,589,270. This decrease was attributable to redemptions of 121,387.569 Class A limited partner Units totaling $3,430,406 and a net loss of $1,621,372. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2023, the net asset value per Unit for Class A decreased 1.1% from $28.08 to $27.78 as compared to an increase of 19.3% during the first quarter of 2022. During the Partnership’s first quarter of 2023, the net asset value per Unit for Class Z decreased 0.8% from $12.04 to $11.94 as compared to an increase of 19.5% during the first quarter of 2022. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2023 of $1,697,450. Losses were primarily attributable to the Partnership’s trading of Futures Interests in energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in currencies, indices, livestock and softs. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2022 of $28,865,618. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in indices and livestock.

During the first quarter, the Partnership’s largest losses were experienced within the global fixed income markets during January and March. In January, losses were recorded from short positions in European and U.S. fixed income futures as an apparent slowing of inflation growth led many investors to believe global central banks would be less aggressive with future interest rate hikes. During March, more notable losses were recorded in the fixed income sector from short positions in U.S. and European fixed income futures as bond buying surged in a “flight-to-quality” amid contagion concerns following the collapse of two prominent regional banks in the U.S. Additional losses during the first quarter were recorded in the metals markets primarily from positions in gold and silver futures during February and March as precious metals prices experienced short-term price volatility amid uncertainty in the financial markets. In the energy markets, small losses were incurred from futures positions in Brent crude oil and heating oil as prices moved inconsistently throughout a majority of the quarter amid the lack of a consistent consensus regarding oil supply/demand for the upcoming months. A portion of the Partnership’s overall losses for the first quarter was offset by gains recorded in the agricultural markets during January and March from long positions in sugar futures as sugar prices rallied to a multi-year high amid concerns tight supplies and political discord in Brazil, the world’s largest sugar producer, would curtail exports. Further profits were achieved in the currency markets from long positions in the Mexican peso as the value of the peso trended considerably higher against the U.S. dollar on speculation the Mexican central bank would remain committed to raising interest rates to combat inflation. Additional currency gains were recorded from short positions in the Norwegian krone as its value depreciated versus the U.S. dollar throughout a large portion of the first quarter. In the global stock index sector, long positions in European equity index futures profited during January and February as investor appetite for risk assets in the region boosted stock prices.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three months ended March 31, 2023 increased by $1,368,358 as compared to the corresponding period in 2022. The increase in interest income was primarily due to higher interest rates during the three months ended March 31, 2023 as compared to the corresponding period in 2022. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2023 increased by $34,140 as compared to the corresponding period in 2022. The increase in clearing fees was primarily due to an increase in the number of trades made by the Partnership during the three months ended March 31, 2023 as compared to the corresponding period in 2022.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three months ended March 31, 2023 increased by $33,717 as compared to the corresponding period in 2022. The increase was primarily due to an increase in Class A adjusted net assets during the three months ended March 31, 2023 as compared to the corresponding period in 2022.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner’s fees for the three months ended March 31, 2023 increased by $33,935 as compared to the corresponding period in 2022. The increase was primarily due to an increase in average net assets during the three months ended March 31, 2023 as compared to the corresponding period in 2022. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2023 increased by $58,243 as compared to the corresponding period in 2022. The increase was primarily due to an increase in average net assets during the three months ended March 31, 2023 as compared to the corresponding period in 2022.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreement among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three months ended March 31, 2023 and 2022 resulted in incentive fees of $0 and $1,671,230, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

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

As of March 31, 2023 and December 31, 2022, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

Advisor	March 31, 2023	March 31, 2023 (percentage of Partners’ Capital)	December 31, 2022	December 31, 2022 (percentage of Partners’ Capital)
Campbell	$41,114,825	27%	$36,124,199	23%

EMC	12,152,965	8%	11,990,218	8%

Graham	38,020,157	25%	43,217,250	27%

WCM	50,703,796	33%	49,555,523	31%

Unallocated	10,597,527	7%	16,753,858	11%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investments in the Trading Company. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by certain Trading Advisors) and indirectly by the Trading Company separately. There have been no material changes in the trading Value at Risk, non-trading risk and risk management information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2023. As of March 31, 2023, the Partnership’s total capitalization was $152,589,270.

March 31, 2023

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,457,462	6.20%
Energy	1,414,899	0.93
Grains	1,013,592	0.66
Indices	4,211,894	2.76
Interest Rates U.S.	1,017,823	0.67
Interest Rates Non-U.S.	1,966,809	1.29
Livestock	431,970	0.28
Metals	2,064,593	1.35
Softs	1,777,360	1.17

Total	$23,356,402	15.31%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of March 31, 2023 and December 31, 2022, and the highest, lowest and average values during the three months ended March 31, 2023 and for the twelve months ended December 31, 2022. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of March 31, 2023, the Partnership’s total capitalization was $152,589,270.

March 31, 2023
			Three Months Ended March 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,245,218	5.40%	$8,901,680	$6,345,606	$7,458,769
Energy	1,113,969	0.73	1,483,564	786,787	1,164,663
Grains	656,624	0.43	1,298,420	602,541	948,550
Indices	3,278,465	2.15	6,277,615	2,668,807	4,924,216
Interest Rates U.S.	676,839	0.44	1,916,976	414,455	1,285,961
Interest Rates Non-U.S.	1,397,890	0.92	3,061,052	1,316,468	2,165,510
Livestock	145,145	0.09	148,115	61,490	96,018
Metals	1,382,970	0.91	1,949,044	911,945	1,517,626
Softs	1,032,910	0.68	1,036,151	613,039	865,180

Total	$17,930,030	11.75%

*Average of daily Values at Risk.

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

*Annual average of daily Values at Risk.

As of March 31, 2023, the Trading Company’s total capitalization was $50,181,205 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of March 31, 2023 was as follows:

March 31, 2023
			Three Months Ended March 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,212,244	2.42%	$1,488,236	$626,405	$1,099,563
Energy	300,930	0.60	395,403	249,179	314,886
Grains	356,968	0.71	735,560	349,828	546,382
Indices	933,429	1.86	1,476,115	817,707	1,233,828
Interest Rates U.S.	340,984	0.68	945,065	340,984	606,862
Interest Rates Non-U.S.	568,919	1.13	1,526,996	556,382	1,039,220
Livestock	286,825	0.57	306,240	89,430	223,109
Metals	681,623	1.36	888,748	396,133	691,108
Softs	744,450	1.48	912,521	632,931	769,130

Total	$5,426,372	10.81%

*Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2022, 2021, 2020, 2019, and 2018. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2022 Audited Financial Statement.

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

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. On July 15, 2022, MS&Co. filed a motion for summary judgment. On March 1, 2023, the court granted in part and denied in part MS&Co.’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. In March 2023, both parties appealed the decision. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 Viacom Class B Common Stock offering and a $1,000 offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their Notices of Appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff filed a Notice of Appeal of the dismissal of Viacom and the individual Viacom defendants.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than as disclosed in Note 4, “Financial Instrument Risks,” of the financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2023, there were no additional subscriptions of Class A and Class Z Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.

Proceeds of net offering are used for the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	61,995.802	$28.23	N/A	N/A
February 1, 2023 - February 28, 2023	17,755.133	$29.49	N/A	N/A
March 1, 2023 - March 31, 2023	41,636.634	$27.78	N/A	N/A
	121,387.569	$28.26

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to March 31, 2023. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: May 11, 2023

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: May 11, 2023

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.