Form 10-Q
period 2023-06-30
Ceres Classic L.P.
filed 2023-08-10
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
As of July 31, 2023,
5,313,477.157
Limited Partnership Class A Units were
outstanding and
11,079.649
 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Classic L.P.
Statements of Financial Condition

	June 30, 2023 (Unaudited)	December 31, 2022

Assets:
Investment in the Trading Company (1) , at fair value	$56,689,942	$49,515,860
Redemptions receivable from the Trading Company	150,314	135,251

Equity in trading account:
Unrestricted cash	80,610,939	88,160,202
Restricted cash	21,264,352	19,875,426
Foreign cash (cost $45,050 and $771,385 at June 30, 2023 and December 31, 2022, respectively)	50,325	784,522
Net unrealized appreciation on open futures contracts	2,798,569	170,573
Net unrealized appreciation on open forward contracts	430,423	453,392

Total equity in trading account	105,154,608	109,444,115

Interest receivable	355,783	291,679

Total assets	$162,350,647	$159,386,905

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Administrative and General Partner’s fees	99,160	102,153
Management fees	161,577	159,450
Professional fees	183,930	160,606
Redemptions payable to General Partner	-	300,000
Redemptions payable to Limited Partners	1,260,295	1,023,648

Total liabilities	1,704,962	1,745,857

Partners’ Capital:
General Partner, Class Z, 138,422.641 Units outstanding at June 30, 2023 and December 31, 2022	1,771,300	1,667,285
Limited Partners, Class A, 5,340,011.087 and 5,549,158.868 Units outstanding at June 30, 2023 and December 31, 2022, respectively	158,732,611	155,840,325
Limited Partners, Class Z, 11,079.649 Units outstanding at June 30, 2023 and December 31, 2022	141,774	133,438

Total partners’ capital (net asset value)	160,645,685	157,641,048

Total liabilities and partners’ capital	$162,350,647	$159,386,905

Net asset value per Unit:
Class A	$29.73	$28.08

Class Z	$12.80	$12.04

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Classic L.P.
Condensed Schedule of Investments
June 30, 2023
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital

Futures Contracts Purchased
Currencies	120	$63,129	0.04%
Energy	66	88,401	0.06
Grains	202	(92,713)	(0.06)
Indices	752	1,008,227	0.63
Interest Rates U.S.	56	(28,719)	(0.02)
Interest Rates Non-U.S.	104	(45,866)	(0.03)
Livestock	54	312,727	0.19
Metals	23	(34,589)	(0.02)
Softs	155	(309,916)	(0.19)

Total futures contracts purchased		960,681	0.60

Futures Contracts Sold
Currencies	137	119,731	0.07
Energy	179	(401,607)	(0.25)
Grains	105	(9,954)	(0.01)
Indices	195	(192,684)	(0.12)
Interest Rates U.S.	338	415,477	0.26
Interest Rates Non-U.S.	1,774	1,926,818	1.20
Metals	111	125,952	0.08
Softs	104	(145,845)	(0.09)

Total futures contracts sold		1,837,888	1.14

Net unrealized appreciation on open futures contracts		$2,798,569	1.74%

Unrealized Appreciation on Open Forward Contracts
Currencies	$259,047,081	$2,467,311	1.54%
Metals	286	970,726	0.60

Total unrealized appreciation on open forward contracts		3,438,037	2.14

Unrealized Depreciation on Open Forward Contracts
Currencies	$238,059,995	(2,381,817)	(1.48)
Metals	208	(625,797)	(0.39)

Total unrealized depreciation on open forward contracts		(3,007,614)	(1.87)

Net unrealized appreciation on open forward contracts		$430,423	0.27%

Investment in the Trading Company
CMF Winton Master L.P.		$56,689,942	35.29%

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

Ceres Classic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income:
Interest income	$1,080,228	$145,102	$2,074,964	$163,986
Interest income allocated from the Trading Company	518,794	55,639	918,168	62,507

Total investment income	1,599,022	200,741	2,993,132	226,493

Expenses:
Expenses allocated from the Trading Company	71,801	42,210	115,691	104,782
Clearing fees	97,313	57,347	187,143	113,037
Administrative and General Partner’s fees	291,828	305,925	590,296	570,458
Ongoing placement agent fees	288,396	302,062	583,423	563,372
Management fees	472,800	483,273	950,889	903,119
Incentive fees	-	1,025,005	-	2,696,235
Professional fees	111,291	98,008	224,019	221,345

Total expenses	1,333,429	2,313,830	2,651,461	5,172,348

Net investment income (loss)	265,593	(2,113,089)	341,671	(4,945,855)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,634,273	17,181,750	569,898	32,361,534
Net realized gains (losses) on closed contracts allocated from the Trading Company	3,516,389	7,728,362	3,618,653	12,473,444
Net change in unrealized gains (losses) on open contracts	2,355,682	(4,863,398)	2,597,165	(209,570)
Net change in unrealized gains (losses) on open contracts allocated from the Trading Company	2,846,920	(3,886,471)	1,870,098	400,453

Total trading results	10,353,264	16,160,243	8,655,814	45,025,861

Net income (loss)	$10,618,857	$14,047,154	$8,997,485	$40,080,006

Net income (loss) per Unit*:
Class A	$1.95	$2.37	$1.65	$6.65

Class Z	$0.86	$1.04	$0.76	$2.88

Weighted average Units outstanding:
Class A	5,402,192.887	5,820,058.538	5,452,051.421	5,922,954.651

Class Z	149,502.290	174,419.234	149,502.290	174,419.234

*    Represents the change in net asset value per Unit during the period.
See accompanying notes to financial statements.

Ceres Classic L.P.
Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2021	$135,260,404	6,086,081.989	$1,650,258	174,419.234	$136,910,662	6,260,501.223
Redemptions - Limited Partners	(8,881,648)	(338,335.846)	-	-	(8,881,648)	(338,335.846)
Net income (loss)	39,578,584	-	501,422	-	40,080,006	-

Partners’ Capital, June 30, 2022	$165,957,340	5,747,746.143	$2,151,680	174,419.234	$168,109,020	5,922,165.377

Partners’ Capital, March 31, 2022	$155,756,368	5,876,490.980	$1,971,579	174,419.234	$157,727,947	6,050,910.214
Redemptions - Limited Partners	(3,666,081)	(128,744.837)	-	-	(3,666,081)	(128,744.837)
Net income (loss)	13,867,053	-	180,101	-	14,047,154	-

Partners’ Capital, June 30, 2022	$165,957,340	5,747,746.143	$2,151,680	174,419.234	$168,109,020	5,922,165.377

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2022	$155,840,325	5,549,158.868	$1,800,723	149,502.290	$157,641,048	5,698,661.158
Redemptions - Limited Partners	(5,992,848)	(209,147.781)	-	-	(5,992,848)	(209,147.781)
Net income (loss)	8,885,134	-	112,351	-	8,997,485	-

Partners’ Capital, June 30, 2023	$158,732,611	5,340,011.087	$1,913,074	149,502.290	$160,645,685	5,489,513.377

Partners’ Capital, March 31, 2023	$150,804,412	5,427,771.299	$1,784,858	149,502.290	$152,589,270	5,577,273.589
Redemptions - Limited Partners	(2,562,442)	(87,760.212)	-	-	(2,562,442)	(87,760.212)
Net income (loss)	10,490,641	-	128,216	-	10,618,857	-

Partners’ Capital, June 30, 2023	$158,732,611	5,340,011.087	$1,913,074	149,502.290	$160,645,685	5,489,513.377

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
As of June 30, 2023, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2023.
During the reporting periods ended June 30, 2023 and 2022, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.
As
of June 30, 2023, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units. The Partnership previously offered Units in Class D; however, no Limited Partners hold Class D Units as of June 30, 2023, and Class D Units are no longer offered.
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
The Par
tnership pays EMC a flat rate monthly fee equal to 1/12
th
of 0.875% (0.875% annual rate) of the beginning of the month net asset value allocated to EMC, and the Partnership pays EMC a quarterly incentive fee equal to 20% of trading profits earned by EMC in each quarterly period.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2023 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2023 and 2022. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
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
The Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended June 30, 2023 and 2022, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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
Partnership’s
Cash
. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At June 30, 2023 and December 31, 2022, the amount of cash held for margin requirements was $21,264,352 and $19,875,426, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $50,325 (cost of $45,050) and $784,522 (cost of $771,385) as of June 30, 2023 and December 31, 2022, respectively.
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
for the year ended December 31, 2022.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$1.90	$0.82	$2.73	$1.17	$1.59	$0.69	$7.48	$3.19
Net investment income (loss)	0.05	0.04	(0.36)	(0.13)	0.06	0.07	(0.83)	(0.31)

Increase (decrease) for the period	1.95	0.86	2.37	1.04	1.65	0.76	6.65	2.88
Net asset value per Unit, beginning of period	27.78	11.94	26.50	11.30	28.08	12.04	22.22	9.46

Net asset value per Unit, end of period	$29.73	$12.80	$28.87	$12.34	$29.73	$12.80	$28.87	$12.34

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	0.7%	1.4%	(3.3)%	(2.5)%	0.4%	1.2%	(4.6)%	(3.9)%

Operating expenses	3.4%	2.7%	3.2%	2.4%	3.4%	2.6%	3.2%	2.5%
Incentive fees	-%	-%	0.6%	0.6%	-%	-%	1.7%	1.7%

Total expenses	3.4%	2.7%	3.8%	3.0%	3.4%	2.6%	4.9%	4.2%

Total return:
Total return before incentive fees	7.0%	7.2%	9.6%	9.8%	5.9%	6.3%	32.0%	32.5%
Incentive fees	-%	-%	(0.7)%	(0.6)%	-%	-%	(2.1)%	(2.1)%

Total return after incentive fees	7.0%	7.2%	8.9%	9.2%	5.9%	6.3%	29.9%	30.4%

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
The Gen
eral Partner estimates that, at any given time, approximately 25.0% to 36.8% of the Partnership’s contracts are traded over-the-counter.
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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

Beginning in
February 2022
, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. The conflict and subsequent sanctions have created volatility in the price of various commodities and may have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s/Trading Company’s investments. Furthermore, uncertainties regarding the conflict between the two nations and the varying involvement of the United States and other NATO countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Trading Company and the performance of its investments or operations, and the ability of the Partnership/Trading Company to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets
in Russia, Belarus, or Ukraine, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflict.

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
All of the
Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2023 and 2022 were 4,547 and 2,937, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2023 and 2022 were 4,457 and 3,085, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2023 and 2022 were 718 and 346, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2023 and 2022 were 639 and 450, respectively. The monthly average notional values of currency forward contracts traded during the three months ended June 30, 2023 and 2022 were $989,142,372 and $635,110,854, respectively. The monthly average notional values of currency forward contracts traded during the six months ended June 30, 2023 and 2022 were $872,791,428 and $649,241,059, respectively.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of June 30, 2023 and December 31, 2022, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
June 30, 2023	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$4,813,183	$(2,014,614)	$2,798,569	$-	$-	$2,798,569
Forwards	3,438,037	(3,007,614)	430,423	-	-	430,423

Total assets	$8,251,220	$(5,022,228)	$3,228,992	$-	$-	$3,228,992

Liabilities
Futures	$(2,014,614)	$2,014,614	$-	$-	$-	$-
Forwards	(3,007,614)	3,007,614	-	-	-	-

Total liabilities	$(5,022,228)	$5,022,228	$-	$-	$-	$-

Net fair value						$3,228,992	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2022	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$3,786,495	$(3,615,922)	$170,573	$-	$-	$170,573
Forwards	2,474,696	(2,021,304)	453,392	-	-	453,392

Total assets	$6,261,191	$(5,637,226)	$623,965	$-	$-	$623,965

Liabilities
Futures	$(3,615,922)	$3,615,922	$-	$-	$-	$-
Forwards	(2,021,304)	2,021,304	-	-	-	-

Total liabilities	$(5,637,226)	$5,637,226	$-	$-	$-	$-

Net fair value						$623,965	*

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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023
Assets
Futures Contracts
Currencies	$195,727
Energy	112,363
Grains	339,297
Indices	1,144,500
Interest Rates U.S.	435,016
Interest Rates Non-U.S.	1,980,457
Livestock	312,827
Metals	154,550
Softs	138,446

Total unrealized appreciation on open futures contracts	4,813,183

Liabilities
Futures Contracts
Currencies	(12,867)
Energy	(425,569)
Grains	(441,964)
Indices	(328,957)
Interest Rates U.S.	(48,258)
Interest Rates Non-U.S.	(99,505)
Livestock	(100)
Metals	(63,187)
Softs	(594,207)

Total unrealized depreciation on open futures contracts	(2,014,614)

Net unrealized appreciation on open futures contracts	$2,798,569	*

Assets
Forward Contracts
Currencies	$2,467,311
Metals	970,726

Total unrealized appreciation on open forward contracts	3,438,037

Liabilities
Forward Contracts
Currencies	(2,381,817)
Metals	(625,797)

Total unrealized depreciation on open forward contracts	(3,007,614)

Net unrealized appreciation on open forward contracts	$430,423	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2023		2022		2023		2022
Currencies	$(211,072)		$6,250,932		$556,659		$8,587,141
Energy	(1,104,581)		1,690,968		(1,728,829)		12,126,948
Grains	(636,722)		(569,483)		(797,510)		1,541,027
Indices	2,524,283		(257,523)		3,420,672		37,617
Interest Rates U.S.	552,758		1,900,841		588,908		2,937,115
Interest Rates Non-U.S.	1,768,812		3,597,313		304,484		4,823,544
Livestock	446,157		(8,809)		455,082		(70,297)
Metals	280,969		(96,802)		(482,767)		1,811,821
Softs	369,351		(189,085)		850,364		357,048

Total	$3,989,955	***	$12,318,352	***	$3,167,063	***	$32,151,964	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:
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
The Partnership
 and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2023 and December 31, 2022 and for the periods ended June 30, 2023 and 2022, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

June 30, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,813,183	$4,813,183	$-	$-
Forwards	3,438,037	-	3,438,037	-

Total assets	$8,251,220	$4,813,183	$3,438,037	$-

Liabilities
Futures	$2,014,614	$2,014,614	$-	$-
Forwards	3,007,614	-	3,007,614	-

Total liabilities	$5,022,228	$2,014,614	$3,007,614	$-

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,786,495	$3,786,495	$-	$-
Forwards	2,474,696	-	2,474,696	-

Total assets	$6,261,191	$3,786,495	$2,474,696	$-

Liabilities
Futures	$3,615,922	$3,615,922	$-	$-
Forwards	2,021,304	-	2,021,304	-

Total liabilities	$5,637,226	$3,615,922	$2,021,304	$-

The investment in the Trading Company measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of June 30, 2023 and December 31, 2022, respectively.

7.	Investment in the Trading Company:
On J
anuary 1, 2021, the assets allocated to WCM for trading were invested in CMF Winton, a limited partnership organized under the partnership laws of the State of New York. CMF Winton permits accounts managed by WCM using the Winton Futures Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of CMF Winton. Individual and pooled accounts currently managed by WCM, including the Partnership, are permitted to be limited partners of CMF Winton. The General Partner and WCM believe that trading through this structure promotes efficiency and economy in the trading process. The General Partner and WCM have agreed that WCM will trade the Partnership’s assets allocated to WCM at a level that is up to 1.5 times the amount of assets allocated, provided that the General Partner may instruct WCM to change such level in accordance with the investment management agreement from time to time.
The Gen
eral Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2023.
The Partnershi
p’s/Trading Company’s trading of futures, forward, swap, and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Partnership/Trading Company engage in such trading through commodity brokerage accounts maintained with MS&Co.
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
As of Ju
ne 30, 2023 and December 31, 2022, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	June 30, 2023
	Total Assets	Total Liabilities	Total Capital
CMF Winton	$56,702,006	$172,571	$56,529,435

	December 31, 2022
	Total Assets	Total Liabilities	Total Capital
CMF Winton	$49,558,467	$155,684	$49,402,783
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the three months ended June 30, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$446,993	$6,363,309	$6,810,302

	For the six months ended June 30, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$802,477	$5,488,751	$6,291,228

	For the three months ended June 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$13,429	$3,841,891	$3,855,320

	For the six months ended June 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)

CMF Winton	$(42,275)	$12,873,897	$12,831,622

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	June 30, 2023		For the three months ended June 30, 2023
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton	35.29%	$56,689,942	$6,882,103	$53,783	$18,018	$6,810,302	Commodity Portfolio	Monthly

	June 30, 2023		For the six months ended June 30, 2023
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton	35.29%	$56,689,942	$6,406,919	$79,723	$35,968	$6,291,228	Commodity Portfolio	Monthly

	December 31, 2022		For the three months ended June 30, 2022
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton	31.41%	$49,515,860	$3,897,530	$25,209	$17,001	$3,855,320	Commodity Portfolio	Monthly

	December 31, 2022		For the six months ended June 30, 2022
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton	31.41%	$49,515,860	$12,936,404	$70,781	$34,001	$12,831,622	Commodity Portfolio	Monthly

8.	Subsequent Events:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Trading Company, (ii) redemptions receivable from the Trading Company, (iii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2023.

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

For the six months ended June 30, 2023, the Partnership’s capital increased 1.9% from $157,641,048 to $160,645,685. This increase was attributable to a net income of $8,997,485 which was partially offset by redemptions of 209,147.781 Class A limited partner Units totaling $5,992,848. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2023, the net asset value per Unit for Class A increased 7.0% from $27.78 to $29.73 as compared to an increase of 8.9% during the second quarter of 2022. During the Partnership’s second quarter of 2023, the net asset value per Unit for Class Z increased 7.2% from $11.94 to $12.80 as compared to an increase of 9.2% during the second quarter of 2022. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2023 of $10,353,264. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, indices, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in energy and grains. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2022 of $16,160,243. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, U.S. and non-U.S. interest rates and were partially offset by losses in grains, indices, livestock, metals and softs.

During the second quarter, the Partnership’s largest gains for the quarter were recorded within the global fixed income markets primarily during June from short positions in European and U.S. government debt futures as prices dropped on expectations the European Central Bank and the U.S. Federal Reserve needed to maintain their hawkish interest rate policies. In global stock indices, long futures positions in Asian equity indices profited as prices rose throughout the quarter amid economic data supporting investors’ “risk-on” stance. Additional gains were recorded from long futures positions in European equity indices during April and June. In the currency markets, gains were achieved from short positions in the Japanese yen as the value of the yen declined against the U.S. dollar throughout a majority of the second quarter on expectations the Bank of Japan would support its dovish monetary policy while the U.S. Federal Reserve was expected to continue its restrictive rate policy. Further currency gains were recorded from long Mexican peso positions from April through June. In the agricultural sector, gains were recorded during April from long positions in sugar futures as prices climbed to an 11-year high amid adverse weather in key growing regions and supply tightness. Additional agricultural gains were recorded from long positions live cattle futures as prices trended higher throughout the quarter. In the metals, gains were recorded from short positions in copper futures as industrial metals prices trended lower during May. A portion of the Partnership’s overall gains for the second quarter was offset by losses incurred in the energy markets from short-term volatile price movement in Brent crude oil and the distillate products during much of the quarter. Further losses were experienced from short positions in Henry Hub natural gas futures during June as U.S. prices climbed higher.

During the Partnership’s six months ended June 30, 2023, the net asset value per Unit for Class A increased 5.9% from $28.08 to $29.73 as compared to an increase of 29.9% during the six months ended June 30, 2022. During the Partnership’s six months ended June 30, 2023, the net asset value per Unit for Class Z increased 6.3% from $12.04 to $12.80 as compared to an increase of 30.4% during the six months ended June 30, 2022. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2023 of $8,655,814. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, indices, U.S. interest rates, livestock and softs and were partially offset by losses in energy, grains, non-U.S. interest rates and metals. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2022 of $45,025,861. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in indices and livestock.

During the first six months of the year, the Partnership’s largest gains for the first six months of the year were recorded in global stock indices from long positions in European equity index futures during January, February, April, and June as investor appetite for risk assets in the region boosted stock prices. Additional gains in the sector were recorded from long positions in Asian equity index futures as Asian stock prices trended higher throughout a majority of the second quarter. In the agricultural markets, trading gains were achieved from long positions in sugar futures during January, March, and April as sugar prices rallied to a multi-year high amid supply concerns. Smaller gains in the agricultural sector were recorded from long positions in live cattle futures during January, February, and throughout the second quarter. In currencies, gains were recorded during February, April, May, and June from short positions in the Japanese yen as the value of the yen declined against the U.S. dollar on expectations the Bank of Japan would continue to support its dovish monetary policy. Further currency gains were recorded from long positions in the Mexican peso as the value of the peso strengthened against the U.S. dollar for much of the first half of the year. In global fixed income, gains were recorded from short positions in U.S. government debt futures as prices declined on expectations the Federal Reserve would maintain its hawkish interest rate policy.

A portion of the Partnership’s gains for the first six months of the year was offset by losses incurred in the energy markets from futures positions in crude oil and the distillate products as prices moved without consistent direction throughout a majority of the first half of the year amid the lack of a consensus regarding oil supply/demand. Additional losses for the first six months of the year were recorded in the metals markets from positions in gold and silver futures during February and March as precious metals prices experienced choppy price movement amid uncertainty in the financial markets and fluctuations in the overall value of the U.S. dollar against is peers worldwide.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and six months ended June 30, 2023 increased by $1,398,281 and $2,766,639, respectively, as compared to the corresponding periods in 2022. The increase in interest income was primarily due to higher interest rates during the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2023 increased by $39,966 and $74,106, respectively, as compared to the corresponding periods in 2022. The increase in clearing fees was primarily due to an increase in the number of trades made by the Partnership during the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and six months ended June 30, 2023 decreased by $13,666 and increased by $20,051, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to a decrease in Class A adjusted net assets during the three months ended June 30, 2023 as compared to the corresponding period in 2022. The increase was primarily due to an increase in Class A adjusted net assets during the six months ended June 30, 2023 as compared to the corresponding period in 2022

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner’s fees for the three and six months ended June 30, 2023 decreased by $14,097 and increased by $19,838, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to a decrease in average net assets during the three months ended June 30, 2023 as compared to the corresponding period in 2022. The increase was primarily due to an increase in average net assets during the six months ended June 30, 2023 as compared to the corresponding period in 2022. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2023 decreased by $10,473 and increased by $47,770, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to a decrease in average net assets during the three months ended June 30, 2023 as compared to the corresponding period in 2022. The increase was primarily due to an increase in average net assets during the six months ended June 30, 2023 as compared to the corresponding period in 2022.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreement among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three and six months ended June 30, 2023 resulted in incentive fees of $0 and $0, respectively. Trading performance for the three and six months ended June 30, 2022 resulted in incentive fees of $1,025,005 and $2,696,235, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

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

As of June 30, 2023 and March 31, 2023, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

Advisor	June 30, 2023	June 30, 2023 (percentage of Partners’ Capital)	March 31, 2023	March 31, 2023 (percentage of Partners’ Capital)
Campbell	$41,484,322	26%	$41,114,825	27%
EMC	13,011,865	8%	12,152,965	8%
Graham	40,146,497	25%	38,020,157	25%
WCM	56,732,725	35%	50,703,796	33%
Unallocated	9,270,276	6%	10,597,527	7%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2023. As of June 30, 2023, the Partnership’s total capitalization was $160,645,685.

June 30, 2023

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,805,975	5.48%
Energy	1,541,583	0.96
Grains	590,458	0.37
Indices	6,801,044	4.23
Interest Rates U.S.	1,580,899	0.98
Interest Rates Non-U.S.	4,094,410	2.55
Livestock	399,740	0.25
Metals	2,804,632	1.75
Softs	1,211,698	0.75

Total	$27,830,439	17.32%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of June 30, 2023 and December 31, 2022, and the highest, lowest and average values during the three months ended June 30, 2023 and for the twelve months ended December 31, 2022. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of June 30, 2023, the Partnership’s total capitalization was $160,645,685.

June 30, 2023

			Three Months Ended June 30, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,286,067	4.53%	$10,759,205	$7,122,436	$8,657,130
Energy	1,080,814	0.67	1,588,596	898,961	1,222,437
Grains	430,158	0.27	723,061	430,158	569,817
Indices	5,545,355	3.45	6,129,956	3,326,357	5,132,810
Interest Rates U.S.	1,028,506	0.64	1,235,478	413,207	818,366
Interest Rates Non-U.S.	2,972,911	1.85	3,224,823	1,379,088	2,410,037
Livestock	121,330	0.08	204,325	113,506	155,686
Metals	1,783,876	1.11	2,193,239	1,358,208	1,860,559
Softs	636,820	0.40	1,071,817	636,820	822,186

Total	$20,885,837	13.00%

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

As of June 30, 2023, the Trading Company’s total capitalization was $56,529,435 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of June 30, 2023 was as follows:

June 30, 2023

			Three Months Ended June 30, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,519,908	2.69%	$2,053,848	$1,161,792	$1,589,104
Energy	460,769	0.82	548,563	297,810	443,977
Grains	160,300	0.28	396,253	158,388	305,001
Indices	1,255,689	2.22	1,328,155	889,605	1,205,674
Interest Rates U.S.	552,393	0.98	579,007	220,398	356,123
Interest Rates Non-U.S.	1,121,499	1.98	1,124,600	547,534	784,711
Livestock	278,410	0.49	350,185	278,410	317,151
Metals	1,020,756	1.81	1,020,756	665,499	803,040
Softs	574,878	1.02	720,370	554,037	638,043

Total	$6,944,602	12.29%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, as well as being subject to regulatory investigations arising in connection with its activities as a financial services institution. Certain of the actual or threatened legal actions include claims for substantial penalties, compensatory and/or punitive damages or claims for indeterminate amounts of penalties or damages.

Each of Morgan Stanley and MS&Co. is also involved, from time to time, other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding MS&Co.’s business, and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten or sold by MS&Co., wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions, limitations on our ability to conduct certain business, or other relief.

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

Regulatory and Governmental Matters.

The Company has been responding to requests for information from the Enforcement Division of the U.S. Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York in connection with their investigations into various aspects of the Company’s blocks business, certain related sales and trading practices, and applicable controls (the “Investigations”). The Investigations are focused on whether the Company and/or its employees shared and/or used information regarding impending block transactions in violation of federal securities laws and regulations. The Company continues to cooperate with, and remains engaged in discussions regarding the potential resolution of, the Investigations. There can be no assurance that these discussions and continuing engagement will lead to resolution of either matter. The Company also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Company and/or its employees, or as a result of the Company’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Company has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the Investigations.

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

Beginning in February of 2016, the Firm was named as a defendant in multiple purported antitrust actions now consolidated into a single proceeding in the United States District Court for the SDNY styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of two swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. A decision on plaintiffs’ motion for class certification is pending.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the Southern District of New York (“SDNY”) styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Firm reached an agreement in principle to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, other than as disclosed in Note 4, “Financial Instrument Risks,” of the financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2023, there were no additional subscriptions of Class A and Class Z Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.

Proceeds of net offering are used for the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	31,366.385	$28.51	N/A	N/A
May 1, 2023 - May 31, 2023	14,002.467	$29.13	N/A	N/A
June 1, 2023 - June 30, 2023	42,391.360	$29.73	N/A	N/A
	87,760.212	$29.20

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

Date: August 10, 2023

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: August 10, 2023

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.