Form 10-Q
period 2023-09-30
Ceres Classic L.P.
filed 2023-11-09
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X
As of October 31, 2023, 5,254,886.610 Limited Partnership Class A Units were outstanding and 11,079.649 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Classic L.P.
Statements of Financial Condition

	September 30, 2023 (Unaudited)	December 31, 2022
Assets:
Investment in the Trading Company (1) , at fair value	$58,814,843	$49,515,860
Redemptions receivable from the Trading Company	1,051,507	135,251

Equity in trading account:
Unrestricted cash	83,258,611	88,160,202
Restricted cash	20,997,209	19,875,426
Foreign cash (cost $80,232 and $771,385 at September 30, 2023 and December 31, 2022, respectively)	76,897	784,522
Net unrealized appreciation on open futures contracts	1,843,471	170,573
Net unrealized appreciation on open forward contracts	-	453,392

Total equity in trading account	106,176,188	109,444,115

Interest receivable	376,631	291,679

Total assets	$166,419,169	$159,386,905

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$318,561	$-
Accrued expenses:
Administrative and General Partner’s fees	99,250	102,153
Management fees	165,383	159,450
Incentive fees	207,613	-
Professional fees	193,384	160,606
Redemptions payable to General Partner	-	300,000
Redemptions payable to Limited Partners	435,721	1,023,648

Total liabilities	1,419,912	1,745,857

Partners’ Capital:
General Partner, Class Z, 138,422.641 Units outstanding at September 30, 2023 and December 31, 2022	1,843,263	1,667,285
Limited Partners, Class A, 5,279,535.088 and 5,549,158.868 Units outstanding at September 30, 2023 and December 31, 2022, respectively	163,008,455	155,840,325
Limited Partners, Class Z, 11,079.649 Units outstanding at September 30, 2023 and December 31, 2022	147,539	133,438

Total partners’ capital (net asset value)	164,999,257	157,641,048

Total liabilities and partners’ capital	$166,419,169	$159,386,905

Net asset value per Unit:
Class A	$30.88	$28.08

Class Z	$13.32	$12.04

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Classic L.P.
Condensed Schedule of Investments
September 30, 2023
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	66	$(5,188)	(0.00) %*
Energy	256	(234,450)	(0.14)
Grains	101	(266,355)	(0.16)
Indices	354	(618,488)	(0.38)
Interest Rates U.S.	27	5,711	0.00 *
Interest Rates Non-U.S.	218	(118,931)	(0.07)
Livestock	47	(29,638)	(0.02)
Metals	43	11,979	0.01
Softs	228	(84,147)	(0.05)

Total futures contracts purchased		(1,339,507)	(0.81)

Futures Contracts Sol d
Currencies	123	39,348	0.02
Energy	98	31,394	0.02
Grains	357	837,922	0.51
Indices	437	207,297	0.13
Interest Rates U.S.	615	504,857	0.31
Interest Rates Non-U.S.	2,129	1,105,856	0.67
Metals	96	370,128	0.22
Softs	64	86,176	0.05

Total futures contracts sold		3,182,978	1.93

Net unrealized appreciation on open futures contracts		$1,843,471	1.12%

Unrealized Appreciation on Open Forward Contracts
Currencies	$181,364,477	$1,560,501	0.95%
Metals	220	730,701	0.44

Total unrealized appreciation on open forward contracts		2,291,202	1.39

Unrealized Depreciation on Open Forward Contracts
Currencies	$187,668,037	(1,470,506)	(0.89)
Metals	286	(1,139,257)	(0.69)

Total unrealized depreciation on open forward contracts		(2,609,763)	(1.58)

Net unrealized depreciation on open forward contracts		$(318,561)	(0.19)%

Investment in the Trading Company
CMF Winton Master L.P.		$58,814,843	35.65%

*	Due to rounding.
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

Ceres Classic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income:
Interest income	$1,204,735	$528,194	$3,279,699	$692,180
Interest income allocated from the Trading Company	617,006	203,700	1,535,174	266,207

Total investment income	1,821,741	731,894	4,814,873	958,387

Expenses:
Expenses allocated from the Trading Company	45,513	39,036	161,204	143,818
Clearing fees	88,591	58,084	275,734	171,121
Administrative and General Partner’s fees	298,322	310,744	888,618	881,202
Ongoing placement agent fees	294,751	306,740	878,174	870,112
Management fees	496,055	497,941	1,446,944	1,401,060
Incentive fees	207,613	840,181	207,613	3,536,416
Professional fees	112,695	88,519	336,714	309,864

Total expenses	1,543,540	2,141,245	4,195,001	7,313,593

Net investment income (loss)	278,201	(1,409,351)	619,872	(6,355,206)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	5,075,147	1,548,968	5,645,045	33,910,502
Net realized gains (losses) on closed contracts allocated from the Trading Company	2,656,290	560,630	6,274,943	13,034,074
Net change in unrealized gains (losses) on open contracts	(1,712,692)	4,154,200	884,473	3,944,630
Net change in unrealized gains (losses) on open contracts allocated from the Trading Company	(140,798)	1,995,639	1,729,300	2,396,092

Total trading results	5,877,947	8,259,437	14,533,761	53,285,298

Net income (loss)	$6,156,148	$6,850,086	$15,153,633	$46,930,092

Net income (loss) per Unit*:
Class A	$1.15	$1.20	$2.80	$7.85

Class Z	$0.52	$0.53	$1.28	$3.41

Weighted average Units outstanding:
Class A	5,315,711.160	5,713,340.225	5,406,604.667	5,853,083.176

Class Z	149,502.290	174,419.234	149,502.290	174,419.234

*	Represents the change in net asset value per Unit during the period.
See accompanying notes to financial statements.

Ceres Classic L.P.
Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2021	$135,260,404	6,086,081.989	$1,650,258	174,419.234	$136,910,662	6,260,501.223
Redemptions - Limited Partners	(11,477,527)	(428,225.374)	-	-	(11,477,527)	(428,225.374)
Net income (loss)	46,335,528	-	594,564	-	46,930,092	-

Partners’ Capital, September 30, 2022	$170,118,405	5,657,856.615	$2,244,822	174,419.234	$172,363,227	5,832,275.849

Partners’ Capital, June 30, 2022	$165,957,340	5,747,746.143	$2,151,680	174,419.234	$168,109,020	5,922,165.377
Redemptions - Limited Partners	(2,595,879)	(89,889.528)	-	-	(2,595,879)	(89,889.528)
Net income (loss)	6,756,944	-	93,142	-	6,850,086	-

Partners’ Capital, September 30, 2022	$170,118,405	5,657,856.615	$2,244,822	174,419.234	$172,363,227	5,832,275.849

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2022	$155,840,325	5,549,158.868	$1,800,723	149,502.290	$157,641,048	5,698,661.158
Redemptions - Limited Partners	(7,795,424)	(269,623.780)	-	-	(7,795,424)	(269,623.780)
Net income (loss)	14,963,554	-	190,079	-	15,153,633	-

Partners’ Capital, September 30, 2023	$163,008,455	5,279,535.088	$1,990,802	149,502.290	$164,999,257	5,429,037.378

Partners’ Capital, June 30, 2023	$158,732,611	5,340,011.087	$1,913,074	149,502.290	$160,645,685	5,489,513.377
Redemptions - Limited Partners	(1,802,576)	(60,475.999)	-	-	(1,802,576)	(60,475.999)
Net income (loss)	6,078,420	-	77,728	-	6,156,148	-

Partners’ Capital, September 30, 2023	$163,008,455	5,279,535.088	$1,990,802	149,502.290	$164,999,257	5,429,037.378

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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). This entity currently acts as the placement agent for the Partnership. Morgan Stanley Wealth Management is a principal subsidiary of MSCM.
As of September 30, 2023, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2023.
During the reporting periods ended September 30, 2023 and 2022, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.
As of September 30, 2023, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units. The Partnership previously offered Units in Class D; however, no Limited Partners hold Class D Units as of September 30, 2023, and Class D Units are no longer offered.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2023 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2023 and 2022. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
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
The Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended September 30, 2023 and 2022, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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
Partnership’s Cash
. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At September 30, 2023 and December 31, 2022, the amount of cash held for margin requirements was $20,997,209 and $19,875,426, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $76,897 (cost of $80,232) and $784,522 (cost of $771,385) as of September 30, 2023 and December 31, 2022, respectively.
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
for the year ended December 31, 2022.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$1.10	$0.47	$1.44	$0.61	$2.69	$1.16	$8.92	$3.80
Net investment income (loss)	0.05	0.05	(0.24)	(0.08)	0.11	0.12	(1.07)	(0.39)

Increase (decrease) for the period	1.15	0.52	1.20	0.53	2.80	1.28	7.85	3.41
Net asset value per Unit, beginning of period	29.73	12.80	28.87	12.34	28.08	12.04	22.22	9.46

Net asset value per Unit, end of period	$30.88	$13.32	$30.07	$12.87	$30.88	$13.32	$30.07	$12.87

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	1.1%	1.8%	(1.9)%	(1.1)%	0.6%	1.4%	(4.6)%	(3.8)%

Operating expenses	3.3%	2.6%	3.1%	2.4%	3.4%	2.6%	3.2%	2.4%
Incentive fees	0.1%	0.1%	0.5%	0.5%	0.1%	0.1%	2.2%	2.2%

Total expenses	3.4%	2.7%	3.6%	2.9%	3.5%	2.7%	5.4%	4.6%

Total return:
Total return before incentive fees	4.0%	4.2%	4.7%	4.8%	10.1%	10.7%	38.0%	38.7%
Incentive fees	(0.1)%	(0.1)%	(0.5)%	(0.5)%	(0.1)%	(0.1)%	(2.7)%	(2.7)%

Total return after incentive fees	3.9%	4.1%	4.2%	4.3%	10.0%	10.6%	35.3%	36.0%

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
The General Partner estimates that, at any given time, approximately 20.9% to 32.0% of the Partnership’s contracts are traded over-the-counter.
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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza strip and conducted a series of terror attacks on civilian and military targets. Shortly following the attack, Israel’s security cabinet declared war against Hamas. These conflicts and subsequent sanctions have created volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved and have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s/Trading Company’s investments. Furthermore, uncertainties regarding these conflicts and the varying involvement of the United States and other countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Trading Company and the performance of its investments or operations, and the ability of the Partnership/Trading Company to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, Ukraine or Israel, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflicts.

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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2023 and 2022 were 4,996 and 3,209, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2023 and 2022 were 4,637 and 3,126, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2023 and 2022 were 816 and 373, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2023 and 2022 were 698 and 424, respectively. The monthly average notional values of currency forward contracts traded during the three months ended September 30, 2023 and 2022 were $788,562,139 and $645,260,312, respectively. The monthly average notional values of currency forward contracts traded during the nine months ended September 30, 2023 and 2022 were $844,714,998 and $647,914,144, respectively.

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of September 30, 2023 and December 31, 2022, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2023				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$3,919,287	$(2,075,816)	$1,843,471	$-	$-	$1,843,471
Forwards	2,291,202	(2,291,202)	-	-	-	-

Total assets	$6,210,489	$(4,367,018)	$1,843,471	$-	$-	$1,843,471

Liabilities
Futures	$(2,075,816)	$2,075,816	$-	$-	$-	$-
Forwards	(2,609,763)	2,291,202	(318,561)	-	318,561	-

Total liabilities	$(4,685,579)	$4,367,018	$(318,561)	$-	$318,561	$-

Net fair value						$1,843,471	*

December 31, 2022	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$3,786,495	$(3,615,922)	$170,573	$-	$-	$170,573
Forwards	2,474,696	(2,021,304)	453,392	-	-	453,392

Total assets	$6,261,191	$(5,637,226)	$623,965	$-	$-	$623,965

Liabilities
Futures	$(3,615,922)	$3,615,922	$-	$-	$-	$-
Forwards	(2,021,304)	2,021,304	-	-	-	-

Total liabilities	$(5,637,226)	$5,637,226	$-	$-	$-	$-

Net fair value						$623,965	*

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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2023 and December 31, 2022, respectively.

September 30, 2023
Assets
Futures Contracts
Currencies	$87,309
Energy	337,891
Grains	847,559
Indices	336,067
Interest Rates U.S.	529,172
Interest Rates Non-U.S.	1,224,083
Livestock	2,070
Metals	396,557
Softs	158,579

Total unrealized appreciation on open futures contracts	3,919,287

Liabilities
Futures Contracts
Currencies	(53,149)
Energy	(540,947)
Grains	(275,992)
Indices	(747,258)
Interest Rates U.S.	(18,604)
Interest Rates Non-U.S.	(237,158)
Livestock	(31,708)
Metals	(14,450)
Softs	(156,550)

Total unrealized depreciation on open futures contracts	(2,075,816)

Net unrealized appreciation on open futures contracts	$1,843,471 *

Assets
Forward Contracts
Currencies	$1,560,501
Metals	730,701

Total unrealized appreciation on open forward contracts	2,291,202

Liabilities
Forward Contracts
Currencies	(1,470,506)
Metals	(1,139,257)

Total unrealized depreciation on open forward contracts	(2,609,763)

Net unrealized depreciation on open forward contracts	$(318,561) **

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sector	2023	2022	2023	2022
Currencies	$67,474	$6,814,555	$624,133	$15,401,695
Energy	3,967,407	(2,453,148)	2,238,578	9,673,800
Grains	216,499	(689,208)	(581,012)	851,819
Indices	(1,809,216)	(1,369,739)	1,611,456	(1,332,122)
Interest Rates U.S.	1,343,270	2,066,598	1,932,178	5,003,714
Interest Rates Non-U.S.	317,523	1,570,917	622,007	6,394,461
Livestock	(212)	(133,137)	454,870	(203,434)
Metals	(1,011,412)	423,736	(1,494,178)	2,235,557
Softs	271,122	(527,406)	1,121,486	(170,358)

Total	$3,362,455 ***	$5,703,168 ***	$6,529,518 ***	$37,855,132 ***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:
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
The Partnership and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2023 and December 31, 2022 and for the periods ended September 30, 2023 and 2022, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

September 30, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,919,287	$3,919,287	$-	$-
Forwards	2,291,202	-	2,291,202	-

Total assets	$6,210,489	$3,919,287	$2,291,202	$-

Liabilities
Futures	$2,075,816	$2,075,816	$-	$-
Forwards	2,609,763	-	2,609,763	-

Total liabilities	$4,685,579	$2,075,816	$2,609,763	$-

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,786,495	$3,786,495	$-	$-
Forwards	2,474,696	-	2,474,696	-

Total assets	$6,261,191	$3,786,495	$2,474,696	$-

Liabilities
Futures	$3,615,922	$3,615,922	$-	$-
Forwards	2,021,304	-	2,021,304	-

Total liabilities	$5,637,226	$3,615,922	$2,021,304	$-

The investment in the Trading Company measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of September 30, 2023 and December 31, 2022, respectively.

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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2023.
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
As of September 30, 2023 and December 31, 2022, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	September 30, 2023
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$59,892,873	$1,260,076	$58,632,797

	December 31, 2022
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$49,558,467	$155,684	$49,402,783
Summarized information reflecting the net investment
income
(loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the three months ended September 30, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$571,493	$2,515,492	$3,086,985

	For the nine months ended September 30, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$1,373,970	$8,004,243	$9,378,213

	For the three months ended September 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$164,664	$2,556,269	$2,720,933

	For the nine months ended September 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$122,389	$15,430,166	$15,552,555

Ceres Classic L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	September 30, 2023		For the three months ended September 30, 2023

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	35.65%	$58,814,843	$3,132,498	$27,563	$17,950	$3,086,985	Commodity Portfolio	Monthly

	September 30, 2023		For the nine months ended September 30, 2023

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	35.65%	$58,814,843	$9,539,417	$107,286	$53,918	$9,378,213	Commodity Portfolio	Monthly

	December 31, 2022		For the three months ended September 30, 2022

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	31.41%	$49,515,860	$2,759,969	$21,952	$17,084	$2,720,933	Commodity Portfolio	Monthly

	December 31, 2022		For the nine months ended September 30, 2022

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	31.41%	$49,515,860	$15,696,373	$92,733	$51,085	$15,552,555	Commodity Portfolio	Monthly

8.	Subsequent Events:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Trading Company, (ii) redemptions receivable from the Trading Company, (iii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2023.

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

For the nine months ended September 30, 2023, the Partnership’s capital increased 4.7% from $157,641,048 to $164,999,257. This increase was attributable to a net income of $15,153,633 which was partially offset by redemptions of 269,623.780 Class A limited partner Units totaling $7,795,424. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2023, the net asset value per Unit for Class A increased 3.9% from $29.73 to $30.88 as compared to an increase of 4.2% during the third quarter of 2022. During the Partnership’s third quarter of 2023, the net asset value per Unit for Class Z increased 4.1% from $12.80 to $13.32 as compared to an increase of 4.3% during the third quarter of 2022. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2023 of $5,877,947. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, grains, U.S. interest rates, livestock and softs and were partially offset by losses in indices, non-U.S. interest rates and metals. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2022 of $8,259,437. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, U.S. and non-U.S. interest rates and metals and were partially offset by losses in energy, grains, indices, livestock and softs.

During the third quarter, the Partnership’s most notable gains were recorded in the energy markets from long futures positions in crude oil and its refined products, specifically gas oil, heating oil, and unleaded gas, as prices trended higher throughout the quarter amid supply related concerns strengthened further by announcements of supply cuts by Saudi Arabia and Russia in September. Additional gains in the energies were recorded from short positions in natural gas futures during July and September. In global fixed income, short positions in European, U.S., and Canadian government debt futures profited during September as prices dropped and yields rose amid expectations the world’s major central banks will keep rates higher for longer to battle inflation. In the agricultural markets, gains were achieved from short positions in wheat futures as prices dropped during August and September on weakening demand for U.S. supplies. Further gains were recorded from long positions in sugar and cocoa futures as prices climbed higher throughout a majority of the quarter on reports of tight supplies. A portion of the Partnership’s gains for the third quarter was offset by losses incurred in global stock indices from long positions in European equity index futures as prices declined on investor expectations for higher interest rates. Smaller losses were recorded from short positions in aluminum and copper futures as prices reversed higher amid a weakening in the value of the U.S. dollar during July. Net trading results in the currency sector were relatively flat for the quarter as gains from short positions in the Japanese yen and Australian dollar offset losses incurred from long positions in the British pound.

During the Partnership’s nine months ended September 30, 2023, the net asset value per Unit for Class A increased 10.0% from $28.08 to $30.88 as compared to an increase of 35.3% during the nine months ended September 30, 2022. During the Partnership’s nine months ended September 30, 2023, the net asset value per Unit for Class Z increased 10.6% from $12.04 to $13.32 as compared to an increase of 36.0% during the nine months ended September 30, 2022. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2023 of $14,533,761. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, indices, U.S. interest rates, livestock and softs and were partially offset by losses in grains, non-U.S. interest rates and metals. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2022 of $53,285,298. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by losses in indices, livestock and softs.

During the first nine months of the year, the Partnership’s most notable gains were recorded in the agricultural markets from long positions in sugar futures as prices rallied to multi-year highs from January through September amid tight global supplies. Further gains in the agriculturals were recorded from short positioning in wheat futures as prices trended lower for a majority of the first nine months of the year. Smaller gains in the agricultural complex were recorded from long positions in live cattle and cocoa futures. In the global fixed income markets, profits were achieved from short positions in U.S. government debt futures during February, as well as throughout the second and third quarters, as prices declined on expectations the Federal Reserve would maintain a hawkish interest rate policy to battle inflation. In the currency markets, the strongest gains were recorded from short positions in the Japanese yen as the value of the yen weakened against the U.S. dollar during the first nine months of the year on expectations the Bank of Japan would maintain its dovish interest rate stance while the Federal Reserve remained hawkish in an effort to battle inflation. Further currency gains were recorded from long positions in the Mexican peso as the value of the peso strengthened against the U.S. dollar from January through July. In the energy markets, the most notable gains were recorded from short positions in natural gas futures primarily during the first two quarters of the year as prices trended lower on mild weather and weakening demand. Additional gains were recorded during the third quarter from long positions in gas oil and heating oil as prices trended higher on supply related concerns.

In global stock indices, profits were achieved from long positions in European equity index futures during January, February, April, and June as investor appetite for risk assets in the region boosted stock prices. Additional gains in the sector were recorded from long positions in Asian equity index futures as Asian stock prices trended higher throughout a majority of the second quarter. A portion of the Partnership’s gains for the first nine months of the year was offset by losses incurred in the metals markets from positions in gold, silver, and platinum futures as precious metals prices experienced choppy price movement throughout a majority of the period amid uncertainty in the financial markets and fluctuations in the overall value of the U.S. dollar against is peers worldwide.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and nine months ended September 30, 2023 increased by $1,089,847 and $3,856,486, respectively, as compared to the corresponding periods in 2022. The increase in interest income was primarily due to higher interest rates during the three and nine months ended September 30, 2023 as compared to the corresponding periods in 2022. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2023 increased by $30,507 and $104,613, respectively, as compared to the corresponding periods in 2022. The increase in clearing fees was primarily due to an increase in the number of trades made by the Partnership during the three and nine months ended September 30, 2023 as compared to the corresponding periods in 2022.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and nine months ended September 30, 2023 decreased by $11,989 and increased by $8,062, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to a decrease in Class A adjusted net assets during the three months ended September 30, 2023 as compared to the corresponding period in 2022. The increase was primarily due to an increase in Class A adjusted net assets during the nine months ended September 30, 2023 as compared to the corresponding period in 2022

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner’s fees for the three and nine months ended September 30, 2023 decreased by $12,422 and increased by $7,416, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to a decrease in average net assets during the three months ended September 30, 2023 as compared to the corresponding period in 2022. The increase was primarily due to an increase in average net assets during the nine months ended September 30, 2023 as compared to the corresponding period in 2022. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2023 decreased by $1,886 and increased by $45,884, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to a decrease in average net assets during the three months ended September 30, 2023 as compared to the corresponding period in 2022. The increase was primarily due to an increase in average net assets during the nine months ended September 30, 2023 as compared to the corresponding period in 2022.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreement among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three and nine months ended September 30, 2023 resulted in incentive fees of $207,613. Trading performance for the three and nine months ended September 30, 2022 resulted in incentive fees of $840,181 and $3,536,416, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

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

As of September 30, 2023 and June 30, 2023, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

Advisor	September 30, 2023	September 30, 2023 (percentage of Partners’ Capital)	June 30, 2023	June 30, 2023 (percentage of Partners’ Capital)
Campbell	$42,634,778	26%	$41,484,322	26%
EMC	12,105,471	7%	13,011,865	8%
Graham	43,125,618	26%	40,146,497	25%
WCM	59,108,686	36%	56,732,725	35%
Unallocated	8,024,704	5%	9,270,276	6%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2023. As of September 30, 2023, the Partnership’s total capitalization was $164,999,257.

September 30, 2023
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,114,232	5.52%
Energy	3,465,823	2.10
Grains	1,406,653	0.85
Indices	4,667,019	2.83
Interest Rates U.S.	1,985,150	1.20
Interest Rates Non-U.S.	3,308,567	2.01
Livestock	261,360	0.16
Metals	2,535,261	1.54
Softs	1,434,411	0.87

Total	$28,178,476	17.08%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of September 30, 2023 and December 31, 2022, and the highest, lowest and average values during the three months ended September 30, 2023 and for the twelve months ended December 31, 2022. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of September 30, 2023, the Partnership’s total capitalization was $164,999,257.

September 30, 2023
			Three Months Ended September 30, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,539,451	4.57%	$9,557,938	$5,252,896	$7,217,122
Energy	2,396,937	1.45	2,641,048	967,429	2,028,693
Grains	986,716	0.60	986,716	408,491	613,108
Indices	3,612,668	2.19	5,385,919	2,926,133	3,743,542
Interest Rates U.S.	1,351,715	0.82	1,351,715	902,761	1,100,014
Interest Rates Non-U.S.	2,490,248	1.51	3,465,377	1,986,609	2,750,340
Livestock	97,350	0.06	157,850	48,877	100,000
Metals	1,384,388	0.84	1,910,169	1,024,515	1,433,626
Softs	739,711	0.44	905,670	533,994	698,546

Total	$20,599,184	12.48%

*	Average of daily Values at Risk.

As of December 31, 2022, the Partnership’s total capitalization was $157,641,048.

December 31, 2022
			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,254,981	4.60%	$9,072,484	$482,032	$5,926,990
Energy	1,154,988	0.73	2,495,372	713,894	1,561,544
Grains	913,813	0.58	1,286,439	433,472	855,219
Indices	5,195,015	3.29	7,264,482	1,418,059	3,424,394
Interest Rates U.S.	1,080,204	0.69	1,242,478	412,516	806,983
Interest Rates Non-U.S.	2,331,119	1.48	2,734,726	677,182	1,541,348
Livestock	85,991	0.05	144,815	17,243	60,328
Metals	911,945	0.58	1,763,746	282,198	1,058,390
Softs	768,676	0.49	961,359	384,147	648,677

Total	$19,696,732	12.49%

*Annual average of daily Values at Risk.

As of September 30, 2023, the Trading Company’s total capitalization was $58,632,797 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of September 30, 2023 was as follows:

September 30, 2023
			Three Months Ended September 30, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,574,781	2.69%	$1,914,750	$1,403,798	$1,567,757
Energy	1,068,886	1.82	1,071,956	467,052	828,895
Grains	419,937	0.72	437,415	163,336	309,849
Indices	1,054,351	1.80	1,415,605	940,966	1,143,579
Interest Rates U.S.	633,435	1.08	658,323	580,938	619,889
Interest Rates Non-U.S.	818,319	1.40	1,202,911	801,169	995,681
Livestock	164,010	0.28	284,240	152,020	199,947
Metals	1,150,873	1.96	1,348,571	963,924	1,121,460
Softs	694,700	1.18	747,220	580,576	687,524

Total	$7,579,292	12.93%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

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

Regulatory and Governmental Matters.

The Company has been responding to requests for information from the Enforcement Division of the U.S. Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York in connection with their investigations into various aspects of the Company’s blocks business, certain related sales and trading practices, and applicable controls (the “Investigations”). The Investigations are focused on whether the Company and/or its employees shared and/or used information regarding impending block transactions in violation of federal securities laws and regulations. The Company continues to cooperate with, and has continued to engage in ongoing discussions regarding the potential resolution of, the Investigations. There can be no assurance that these discussions and continuing engagement will lead to resolution of either matter. The Company also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Company and/or its employees, or as a result of the Company’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Company has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the Investigations.

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

Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,946 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,856 million. On August 22, 2023, the Firm reached an agreement in principle to settle the litigation.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. On July 15, 2022, MS&Co. filed a motion for summary judgment. On March 1, 2023, the court granted in part and denied in part MS&Co.’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. In March 2023, both parties appealed the decision. As of December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Beginning in February of 2016, the Firm was named as a defendant in multiple purported antitrust actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of two swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. A decision on plaintiffs’ motion for class certification is pending.

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

The Firm is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the Southern District of New York (“SDNY”) under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Firm, along with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). Plaintiffs seek, among other relief, treble damages. The class action complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On October 5, 2023, defendants sought leave to appeal this ruling from the United States Court of Appeals for the Second Circuit.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleged that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, the Firm entered into an agreement to settle the litigation.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the (“SDNY”) styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Firm reached an agreement in principle to settle the litigation. On September 1, 2023, the court granted preliminary approval of the settlement.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, other than as disclosed in Note 4, “Financial Instrument Risks,” of the financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2023, there were no additional subscriptions of Class A and Class Z Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.

Proceeds of net offering are used for the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	26,533.930	$29.36	N/A	N/A
August 1, 2023 - August 31, 2023	19,831.921	$29.64	N/A	N/A
September 1, 2023 - September 30, 2023	14,110.148	$30.88	N/A	N/A
	60,475.999	$29.81

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

Date: November 9, 2023

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: November 9, 2023

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.