Form 10-K
period 2023-12-31
Ceres Classic L.P.
filed 2024-03-22
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2023
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
000-25603
CERES CLASSIC L.P
.

(Exact name of registrant as specified in its charter)

Delaware	13-4018068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC 1585 Broadway, 29th Floor New York, New York 10036
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
of the Exchange Act).
Yes

     No
X
Limited Partnership Units with an aggregate value of $158,874,385 were outstanding and held by non-affiliates
as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 29, 2024, 5,145,222.657 Limited Partnership Units of Class A were outstanding and 11,079.649 Limited Partnership Units of Class Z were outstanding.
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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). This entity currently serves as the placement agent to the Partnership (the “Placement Agent”). Morgan Stanley Wealth Management is a principal subsidiary of MSCM.

As of December 31, 2023, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Prior to January 1, 2021, Graham was the sole trading advisor to the Partnership, and managed the assets of the Partnership pursuant to its K4D-15V Program, Graham’s proprietary, trend-following trading program. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the Limited Partners. A description of the trading activities and focus of the Trading Advisors is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

For the period January 1, 2023 through December 31, 2023, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2023 and 2022, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

During the years ended December 31, 2023, 2022 and 2021, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acted as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.

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

The Harbor Selling Agreement continues in effect until September 30, 2024 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, effective as of January 1, 2021, the Partnership pays Harbor an ongoing placement agent fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership.

As of December 31, 2023, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”) in a private placement pursuant to Regulation D under the Securities Act. A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units.

Each of Class A and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units. Class Z Units are not subject to an ongoing placement agent fee.

The Partnership began the year at a net asset value per Class A Unit of $28.08 and decreased 0.0% (due to rounding) to $28.07 per Class A Unit and a net asset value per Class Z Unit of $12.04 and increased 0.7% to $12.13 per Class Z Unit on December 31, 2023. For a more detailed description of the Partnership’s business, see subparagraph (c).

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

•

For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s and the Trading Company’s account in excess of the rate specified in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2023. Depending on the current market interest rates, that could create an incentive for the General Partner to retain excess cash in cash instead of direct investments in permitted investments.

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

The relative exposure of the Partnership to contracts that are not cleared by a registered clearing firm as of December 31, 2023 was approximately 35%, all of which represents OTC foreign exchange spot and forward transactions. As of January 1, 2024, the General Partner anticipates that the relative exposure of the Partnership to such contracts will be between approximately 20.9% and 40.7%.

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

Item 1B. Unresolved Staff Comments. Not applicable.

Item 1C. Cyber Security.

Risk management and strategy

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is a wholly-owned subsidiary of MSCM. MSCM is ultimately owned by Morgan Stanley. Morgan Stanley, its businesses, the General Partner, the Partnership, and the broader financial services industry face an increasingly complex and evolving threat environment. Morgan Stanley has made and continues to make substantial investments in cybersecurity and fraud prevention technology, and employ experienced talent to lead its Cybersecurity and Information Security organizations and program under the oversight of the Morgan Stanley Board of Directors (the “Board”) and the Operations and Technology Committee of the Board (the “BOTC”). See “Risk Factors – The General Partner, the Partnership, the Funds and their respective service providers (including the Advisors) and operations are potentially vulnerable to cyber-security attacks or incidents” for information on risks to the Partnership from cybersecurity threats.

As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify and manage risks arising from the cybersecurity threats (the “Cybersecurity Program”). The Cybersecurity Program has been adopted by the General Partner, and applies to its business, as relevant. The Cybersecurity Program helps protect Morgan Stanley’s clients, customers, employees, property, products, services and reputation by seeking to preserve the confidentiality, integrity and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of Morgan Stanley’s technology systems. Morgan Stanley continually adjusts the Cybersecurity Program to address the evolving cybersecurity threat landscape and comply with extensive legal and regulatory expectations.

Processes for assessing, identifying and managing material risks from cybersecurity threats

The Cybersecurity Program takes into account industry best practices and addresses risks from cybersecurity threats to Morgan Stanley’s network, infrastructure, computing environment and the third parties that Morgan Stanley, and its affiliates rely on. Morgan Stanley periodically assesses the design of its cybersecurity controls against the Cyber Risk Institute Cyber Profile, which is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework for Improving Critical Infrastructure Cybersecurity, as well as global cybersecurity regulations, and develops improvements to those controls in response to that assessment. The Cybersecurity Program also includes cybersecurity and information security policies, procedures and technologies that are designed to address regulatory requirements and to protect clients’, employees’ and Morgan Stanley’s own data against unauthorized disclosure, modification and misuse. These policies, procedures and technologies cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, and recovery planning.

The threat intelligence function within the Cybersecurity Program actively engages in private and public information sharing communities and leverages both commercial and proprietary products to collect a wide variety of industry and governmental information regarding the latest cybersecurity threats, which informs the cybersecurity risk assessments and strategy. This information is also provided to an internal forensics team, which develops and implements technologies designed to help detect these cybersecurity threats. Where a potential threat is identified, an incident response team evaluates the potential impact, and coordinates remediation where required. These groups, as well as Morgan Stanley’s Operational Risk Department (the “Operational Risk Department”), review external cybersecurity incidents that may be relevant to Morgan Stanley and its affiliates, and the outcomes of these incidents further inform the design of the Cybersecurity Program. In addition, Morgan Stanley maintains a robust global training program on cybersecurity risks and requirements and conducts regular phishing email simulations for its employees and consultants.

The cybersecurity processes are designed to help oversee, identify and mitigate risks associated with Morgan Stanley’s use of third-party vendors. Morgan Stanley maintains a third-party risk management program that includes evaluation of, and response to, cybersecurity risks at its third-party vendors. Prior to engaging third-party vendors to provide services, Morgan Stanley conducts assessments of the third-party vendors’ cybersecurity programs to identify the impact of their services on the cybersecurity risks to Morgan Stanley. Once on-boarded, third-party vendors’ cybersecurity programs are subject to risk-based oversight, which may include security questionnaires, submission of independent security audit reports or an audit of the third-party vendor’s security program, and, with limited exceptions, third-party vendors are required to meet Morgan Stanley’s cybersecurity standards. Where a third-party vendor cannot meet those standards, its services, and the residual risk, are subject to review, challenge and escalation through Morgan Stanley’s risk management processes and ERM committees, which may ultimately result in requesting increased security measures or ceasing engagement with such third-party vendor.

The Cybersecurity Program is regularly assessed by Morgan Stanley’s Internal Audit Department (“IAD”) through various assurance activities, with the results reported to the Audit Committee of the Board (“BAC”) and the BOTC. Annually, certain elements of the Cybersecurity Program are subject to an audit by an independent consultant, as well as an assessment by a separate, independent third party, the results of which, including opportunities identified for improvement and related remediation plans, are reviewed with the BOTC. The Cybersecurity Program is also examined regularly by Morgan Stanley’s prudential and conduct regulators within the scope of their jurisdiction.

Governance

Morgan Stanley Management’s role in assessing and managing material risks from cybersecurity threats

The Cybersecurity Program is operated and maintained by management, including Morgan Stanley’s Chief Information Officer of Cyber, Data, Risk and Resilience (“CIO”) and Morgan Stanley’s Chief Information Security Officer (“CISO”). These senior officers are responsible for assessing and managing the Firm’s cybersecurity risks. The General Partner adheres to the Cybersecurity Program’s policies and participates in periodic testing. The Cybersecurity Program strategy, which is set by the CISO and overseen by the Head of the Operational Risk Department, is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing. The Cybersecurity Program also includes processes for escalating and considering the materiality of incidents that impact Morgan Stanley and its affiliates, including escalation to senior management and the Board, which are periodically tested through tabletop exercises.

The members of management that lead the Cybersecurity Program and strategy have extensive experience in technology, cybersecurity and information security. The CIO has over 30 years of experience in various engineering, IT, operations and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management and information security. The Head of the Operational Risk Department has over 20 years of experience in technology, security and compliance roles, including experience in government security agencies.

Risk levels and mitigating measures are presented to and monitored by dedicated management-level cybersecurity risk committees. These committees include representatives from management as well as business and control stakeholders who review, challenge and, where appropriate, consider exceptions to its policies and procedures. Significant cybersecurity risks are escalated from these committees to Morgan Stanley’s non-financial risk committee. The CIO and the Head of the Operational Risk Department report on the status of the Cybersecurity Program, including significant cybersecurity risks; review metrics related to the program; and discuss the status of regulatory and remedial actions and incidents to Morgan Stanley’s non-financial risk committee, the BOTC and the Board, as appropriate.

Item 2. Properties.

The Partnership’s executive and administrative offices are located within the offices of the General Partner. The General Partner’s offices utilized by the Partnership are located at 1585 Broadway, 29th Floor, New York, NY 10036.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Morgan Stanley & Co. LLC or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or “the Company”).

The Company is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including the Company. As a consolidated subsidiary of Morgan Stanley, the Company does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2023, 2022, 2021, 2020, and 2019. In addition, the Company annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of the Company’s 2023 Audited Financial Statement.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the third-party entities that are, or would otherwise be, the primary defendants in such cases are bankrupt, in financial distress, or may not honor applicable indemnification obligations. These actions have included, but are not limited to, antitrust claims, claims under various false claims act statutes, and matters arising from our sales and trading businesses and our activities in the capital markets.

Each of Morgan Stanley and the Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten, or sold by the Company, wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.

The Company is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, the Company is registered as a futures commission merchant and is a member of the National Futures Association.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against the Company or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

Regulatory and Governmental Matters

On January 12, 2024, the U.S. Attorney’s Office for the Southern District of New York (“USAO”) and the SEC announced they had reached settlement agreements with the Company in connection with their investigations into the Company’s blocks business. Specifically, the Company entered into a three-year non-prosecution agreement (“NPA”) with the USAO that included the payment of forfeiture, restitution, and a criminal fine for making false statements in connection with the sale of certain block trades from 2018 through August 2021. The NPA required the Company to admit responsibility for certain acts of its employees and to continue to cooperate with and provide certain information to the USAO for the term of the agreement. Additionally, the SEC charged the Company with violations of Section 10(b) of the Exchange Act and Rule 10b-5(b) thereunder for the disclosure of confidential information about block trades and also violations of Section 15(g) of the Exchange Act for the failure to enforce its policies concerning the misuse of material non-public information related to block trades. As part of the SEC agreement, the Company paid disgorgement and a civil penalty. After the agreed-upon credits were applied, the Company paid a total amount of approximately $249 million under both settlements. The Company also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Company and/or its employees, or as a result of the Company’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Company has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the investigations.

On September 30, 2020, the SEC entered into a settlement order with the Company settling an administrative action which relates to the Company’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring the Firm’s equity swaps business. The order found that the Company improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that the Company willfully violated Section 200(g) of Regulation SHO. The Company consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

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

Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,900 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, the Firm reached an agreement in principle to settle the litigation.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 14, 2023, the Company filed its notice of appeal, and on March 21, 2023, plaintiffs filed their notice of cross appeal. As of December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff filed a Notice of Appeal of the dismissal of Viacom and the individual Viacom defendants. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal.

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

On April 1, 2016, the California Attorney General’s Office filed an action against the Company in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that the Company made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserted violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

In August of 2017, the Company was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Firm reached an agreement in principle to settle the litigation. On September 1, 2023, the court granted preliminary approval of the settlement.

Beginning on March 25, 2019, the Company was named as a defendant in a series of putative class action complaints filed in the United States District Court for the SDNY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied the Company’s motion to dismiss. On December 15, 2019, the Company and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, the Company, as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of the Company. The Company may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Units.

(b)	Holders. The number of holders of Units as of February 29, 2024 was 3,240 for Class A Units and 3 for Class Z Units.

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

The aggregate proceeds of unregistered securities sold to the limited partners through December 31, 2023 was $238,091,559. The Partnership received $627,786 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of Futures Interests.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	24,648.478	$30.28	N/A	N/A
November 1, 2023 - November 30, 2023	42,381.087	$29.17	N/A	N/A
December 1, 2023 - December 31, 2023	29,149.822	$28.07	N/A	N/A
	96,179.387	$29.12

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

As of December 31, 2023 and September 30, 2023, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2023	December 31, 2023 (percentage of Partners’ Capital)	September 30, 2023	September 30, 2023 (percentage of Partners’ Capital)
Campbell	$37,196,740	25%	$42,634,778	26%
EMC	10,432,277	7%	12,105,471	7%
Graham	34,449,484	23%	43,125,618	26%
WCM	56,514,712	39%	59,108,686	36%
Unallocated	8,665,382	6%	8,024,704	5%

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

For the period from January 1, 2023 through December 31, 2023, the average allocation by commodity market sector for CMF Winton was as follows:

	CMF Winton
Currencies		21.2%
Energy		8.8%
Grains		5.9%
Indices		18.4%
Interest Rates U.S.		7.3%
Interest Rates Non-U.S.		12.2%
Livestock		3.3%
Metals		13.0%
Softs		9.9%

The following presents a summary of the Partnership’s operations for the years ended December 31, 2023, 2022 and 2021, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Units at the net asset value per Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings. For the year ended December 31, 2023, 365,803.167 limited partner Units of Class A were redeemed totaling $10,596,272 and 6,183.017 General Partner Units of Class Z were redeemed totaling $75,000. For the year ended December 31, 2022, 536,923.121 limited partner Units of Class A were redeemed totaling $14,660,370 and 24,916.944 General Partner Units of Class Z were redeemed totaling $300,000. For the year ended December 31, 2021, 1,046,833.899 limited partner Units of Class A were redeemed totaling $23,024,929 and 145,102.254 General Partner Units of Class Z were redeemed totaling $1,285,094.

The Partnership continues to offer Units for each Class at their net asset value per Unit as of the end of each month. For the year ended December 31, 2023, there were no additional subscriptions of limited partner Units of Class A, General Partner Units of Class Z and limited partner Units of Class Z. For the year ended December 31, 2022, there were no additional subscriptions of limited partner Units of Class A, General Partner Units of Class Z and limited partner Units of Class Z. For the year ended December 31, 2021, there were subscriptions of 4,259,217.890 limited partner Units of Class A totaling $89,741,721, 206,904.961 General Partner Units of Class Z totaling $1,841,454 and 11,079.649 limited partner Units of Class Z totaling $99,016.

For the year ended December 31, 2023, the net asset value per Unit for Class A decreased 0.0% (due to rounding) from $28.08 to $28.07. For the year ended December 31, 2023, the net asset value per Unit for Class Z increased 0.7% from $12.04 to $12.13. For the year ended December 31, 2022, the net asset value per Unit for Class A increased 26.4% from $22.22 to $28.08. For the year ended December 31, 2022, the net asset value per Unit for Class Z increased 27.3% from $9.46 to $12.04. For the year ended December 31, 2021, the net asset value per Unit for Class A increased 5.5% from $21.07 to $22.22. For the year ended December 31, 2021, the net asset value per Unit for Class Z increased 6.3% from $8.90 to $9.46.

The Partnership experienced a net trading loss of $803,880 before fees and expenses for the year ended December 31, 2023. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the currencies, grains, non-U.S. interest rates and metals sectors and were partially offset by gains in the energy, indices, U.S. interest rates, livestock and softs sectors. The net trading gain (or loss) realized from the Partnership is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter of 2023, the Partnership’s largest losses were experienced within the global fixed income markets during January from short positions in European and U.S. fixed income futures as an apparent slowing of inflation growth led many investors to believe global central banks would be less aggressive with future interest rate hikes. Losses were also recorded during March from short positions in U.S. and European fixed income futures as bond buying surged. Additional losses were recorded in the metals markets primarily from positions in gold and silver futures during February and March as precious metals prices experienced short-term price volatility. In the energy markets, small losses were incurred from futures positions in Brent crude oil and heating oil amid the lack of a consistent consensus regarding oil supply/demand for the upcoming months. A portion of the Partnership’s overall losses for the first quarter was offset by gains recorded in the agricultural markets during January and March from long positions in sugar futures as sugar prices rallied amid concerns of tight global supplies. Further profits were achieved in the currency markets from long positions in the Mexican peso as the value of the peso trended considerably higher. In the global stock index sector, long positions in European equity index futures profited during January and February as investor appetite for risk assets in the region boosted stock prices.

During the second quarter of 2023, the Partnership’s largest gains were recorded within the global fixed income markets primarily during June from short positions in European and U.S. government debt futures as prices dropped on expectations the regions’ central banks needed to maintain their hawkish interest rate policies. In global stock indices, long futures positions in Asian equity indices profited as prices rose throughout the quarter on supportive economic data. In the currency markets, gains were achieved from short positions in the Japanese yen as the value of the yen declined against the U.S. dollar throughout a majority of the second quarter on expectations the Bank of Japan would support its dovish monetary policy. In the agricultural sector, gains were recorded during April from long positions in sugar futures as prices climbed higher amid adverse weather in key growing regions. In the metals, gains were recorded from short positions in copper futures as industrial metals prices trended lower during May. A portion of the Partnership’s overall gains for the second quarter was offset by losses incurred in the energy markets from short-term volatile price movement in Brent crude oil and the distillate products during much of the quarter. Further losses were experienced from short positions in Henry Hub natural gas futures during June as prices climbed higher.

During the third quarter of 2023, the Partnership’s most notable gains were recorded in the energy markets from long futures positions in crude oil and its refined products as prices trended higher throughout the quarter amid supply related concerns. In global fixed income, short positions in European, U.S., and Canadian government debt futures profited during September as prices dropped and yields rose amid expectations the world’s major central banks will keep rates higher. In the agricultural markets, gains were achieved from short positions in wheat futures as prices dropped during August and September on weakening demand for U.S. supplies. A portion of the Partnership’s gains for the third quarter was offset by losses incurred in global stock indices from long positions in European equity index futures as prices declined on investor expectations for higher interest rates. Smaller losses were recorded from short positions in aluminum and copper futures as prices reversed higher amid a weakening in the value of the U.S. dollar during July. Net trading results in the currency sector were relatively flat for the quarter as gains from short positions in the Japanese yen and Australian dollar offset losses incurred from long positions in the British pound.

During the fourth quarter of 2023, the Partnership’s most notable losses were incurred during November and December from short positions in U.S. and European fixed income futures as bond prices moved higher amid an outlook that global central banks would soon curtail their interest rate hike policies. Further losses were experienced from short positions in the Japanese yen, Canadian dollar and euro versus the U.S. dollar as the relative value of the dollar declined against its major counterparts. Losses in the energies were primarily incurred during October from long positions in crude oil and its refined products amid concerns regarding potential demand reduction. Short positions in gold futures also experienced losses during October as prices rallied due to safe-having buying. During December, losses were recorded from long positions in sugar futures as prices reversed lower. A portion of the Partnership’s losses for the fourth quarter was offset by gains achieved within the global stock index sector during December from long positions in European and Asian equity indices as cooling inflation data increased demand for risk assets and boosted the regions’ stock prices.

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

The results of operations for the twelve months ended 2021 are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and twelve months ended December 31, 2023 increased by $583,163 and $4,439,649, respectively, as compared to the corresponding periods in 2022. The increase in interest income was primarily due to higher interest rates during the three and twelve months ended December 31, 2023 as compared to the corresponding periods in 2022. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2023 increased by $75,121 and $179,734, respectively, as compared to the corresponding periods in 2022. The increase in these clearing fees was primarily due to an increase in the number of trades made by the Partnership during the three and twelve months ended December 31, 2023 as compared to the corresponding periods in 2022.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and twelve months ended December 31, 2023 decreased by $18,482 and $10,420, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to a decrease in average net assets of Class A during the three and twelve months ended December 31, 2023 as compared to the corresponding periods in 2022. As of January 1, 2021, the Partnership pays Morgan Stanley Wealth Management, or any other placement agent or sub-placement agent, an annualized rate equal to 0.75% with respect to Class A Units.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner’s fees for the three and twelve months ended December 31, 2023 decreased by $19,024 and $11,608, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2023 as compared to the corresponding periods in 2022. Effective January 1, 2021, the Partnership pays the General Partner a monthly administrative fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the Partnership’s net assets (plus “notional” funds, if any) as of the beginning of each month. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2023 decreased by $31,240 and increased by $14,644, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to a decrease in average net assets during the three months ended December 31, 2023 as compared to the corresponding period in 2022. The increase was primarily due to an increase in average net assets during the twelve months ended December 31, 2023 as compared to the corresponding period in 2022.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreements among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three and twelve months ended December 31, 2023 resulted in incentive fees of $0 and $207,613, respectively. Trading performance for the three and twelve months ended December 31, 2022 resulted in incentive fees of $0 and $3,536,416, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include professional fees made up of legal and accounting expenses, as well as certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2023 and 2022 were $466,489 and $400,174, respectively.

For an analysis of unrealized gains and losses by contract type and a further description of 2023 trading results, refer to the Partnership’s Annual Report to limited partners for the year ended December 31, 2023, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

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

For additional information, see Note 4, “Financial Instruments” under “Notes to Financial Statements” in the Partnership’s Annual Report to limited partners for the year ended December 31, 2023, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Critical Accounting Policies.

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2, “Basis of Presentation and Summary of Significant Account Policies” under “Notes to Financial Statements” in the Partnership’s Annual Report to limited partners for the year ended December 31, 2023, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

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

The Partnership’s and the Trading Company’s Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investments in the Trading Company. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by certain Trading Advisors) and indirectly by the Trading Company separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2022.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2023. As of December 31, 2023, the Partnership’s total capitalization was $147,258,595.

	December 31, 2023	Value at Risk	% of Total Capitalization

Market Sector
Currencies		$10,329,730	7.01%
Energy		1,940,869	1.32
Grains		1,285,152	0.87
Indices		7,700,420	5.23
Interest Rates U.S.		1,357,509	0.92
Interest Rates Non-U.S.		1,758,231	1.19
Livestock		377,521	0.26
Metals		1,704,432	1.16
Softs		1,191,163	0.81

Total		$27,645,027	18.77%

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2022. As of December 31, 2022, the Partnership’s total capitalization was $157,641,048.

	December 31, 2022	Value at Risk	% of Total Capitalization

Market Sector
Currencies		$7,903,175	5.01%
Energy		1,421,469	0.90
Grains		1,283,398	0.81
Indices		6,000,297	3.81
Interest Rates U.S.		1,568,852	1.00
Interest Rates Non-U.S.		3,204,334	2.03
Livestock		175,421	0.11
Metals		1,308,078	0.83
Softs		1,506,361	0.96

Total		$24,371,385	15.46%

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of December 31, 2023 and 2022, and the highest, lowest and average values during the twelve months ended December 31, 2023 and 2022, as applicable. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2023, the Partnership’s total capitalization was $147,258,595.

		December 31, 2023
			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$9,467,974	6.43%	$11,379,668	$5,252,896	$8,299,264
Energy	1,513,171	1.03	2,641,048	786,787	1,521,765
Grains	994,997	0.68	1,298,420	408,491	784,169
Indices	5,890,513	4.00	6,277,615	2,668,807	4,475,101
Interest Rates U.S.	1,237,198	0.84	1,916,976	413,207	1,085,983
Interest Rates Non-U.S.	1,560,751	1.06	3,465,377	814,776	2,258,833
Livestock	180,126	0.12	204,325	29,440	116,653
Metals	1,048,611	0.71	2,193,239	853,351	1,539,392
Softs	657,910	0.44	1,071,817	533,994	771,286

Total	$22,551,251	15.31%

*	Annual average of daily Values at Risk.

As of December 31, 2022, the Partnership’s total capitalization was $157,641,048.

		December 31, 2022
			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$7,254,981	4.60%	$9,072,484	$482,032	$5,926,990
Energy	1,154,988	0.73	2,495,372	713,894	1,561,544
Grains	913,813	0.58	1,286,439	433,472	855,219
Indices	5,195,015	3.29	7,264,482	1,418,059	3,424,394
Interest Rates U.S.	1,080,204	0.69	1,242,478	412,516	806,983
Interest Rates Non-U.S.	2,331,119	1.48	2,734,726	677,182	1,541,348
Livestock	85,991	0.05	144,815	17,243	60,328
Metals	911,945	0.58	1,763,746	282,198	1,058,390
Softs	768,676	0.49	961,359	384,147	648,677

Total	$19,696,732	12.49%

*	Annual average of daily Values at Risk.

As of December 31, 2023, the Trading Company’s total capitalization was $55,284,183 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of December 31, 2023 was as follows:

		December 31, 2023
			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$861,756	1.56%	$2,053,848	$626,405	$1,409,839
Energy	427,698	0.77	1,135,638	249,179	587,868
Grains	290,155	0.52	735,560	158,388	385,141
Indices	1,809,907	3.27	1,809,907	817,707	1,202,146
Interest Rates U.S.	120,311	0.22	945,065	120,311	496,896
Interest Rates Non-U.S.	197,480	0.36	1,526,996	184,160	826,918
Livestock	197,395	0.36	350,185	38,400	216,072
Metals	655,821	1.19	1,348,571	396,133	870,550
Softs	533,253	0.96	912,521	412,857	654,256

Total	$5,093,776	9.21%

*	Annual average of daily Values at Risk.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2023, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Stock Indices. The Partnership’s primary equity exposure is to equity price risk in the G20 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2023, the Partnership’s primary exposures were in the DAX (Germany), S&P 500 (U.S.), Nikkei 225 (Japan), NASDAQ 100 (U.S.), CAC 40 (France), Hang Seng (Hong Kong), FTSE MIB (Italy), and FTSE 100 (United Kingdom) stock indices. Overall, the Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European, and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Metals. The Partnership’s primary metals exposure as of December 31, 2023 was to fluctuations in the price of nickel, gold, aluminum, iron ore, copper, and zinc.

Grains. The Partnership’s trading risk exposure in grains is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Corn, wheat, and the soybean complex accounted for the Partnership’s primary grain exposure as of December 31, 2023.

Softs. The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions, as well as geopolitical events and supply/demand factors. Cocoa, coffee, sugar, and cotton accounted for the majority of the Partnership’s soft commodity exposure as of December 31, 2023.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership as of December 31, 2023.

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

Item 8.

Financial Statements and Supplementary Data
.
CERES CLASSIC L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Boston, MA, PCAOB ID: 42) for the years ended December 31, 2023, 2022 and 2021; Consolidated Statement of Financial Condition at December 31, 2023; Statement of Financial Condition at December 31, 2022; Consolidated Condensed Schedule of Investments at December 31, 2023; Condensed Schedule of Investments at December 31, 2022; Consolidated Statement of Income and Expenses for the year ended December 31, 2023; Statements of Income and Expenses for the years ended December 31, 2022 and 2021; Consolidated Statement of Changes in Partners’ Capital for the year ended December 31, 2023; Statements of Changes in Partners’ Capital for the years ended December 31, 2022 and 2021; and Notes to Consolidated Financial Statements. Additional financial information has been filed as Exhibits to this Form

10-K.

To the Limited Partners of
Ceres Classic L.P.
To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
Ceres Classic L.P.

Ceres Managed Futures LLC
1585 Broadway, 29th Floor
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control Over
Financial Reporting
Ceres Managed Futures LLC (“Ceres”) is the general partner of Ceres Classic L.P. (the “Partnership”) and is responsible for the management of the Partnership.
Management of the Partnership, Ceres (“Management”), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Securities Exchange Act of 1934, as amended, and for the assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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
Management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2023. In making this assessment, Management used the criteria set forth in the
Internal Control-Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2023, based on the criteria referred to above.

Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Classic L.P.	Ceres Classic L.P.

Ernst & Young LLP 200 Clarendon Street Boston, MA 02116	Tel: +1 617 266 2000 Fax: +1 617 266 5843 www.ey.com
Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Classic L.P.,
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of financial condition of Ceres Classic L.P. (the Partnership), including the consolidated condensed schedule of investments, as of December 31, 2023, the related consolidated statements of income and expenses and changes in partners’ capital for the year ended December 31, 2023, the accompanying statement of financial condition, including the condensed schedule of investments, as of December 31, 2022, the related statements of income and expenses, and changes in partners’ capital for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2023 and 2022, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Boston, MA
March 15, 2024

Ceres Classic L.P.
Consolidated Statements of Financial Condition
December 31, 2023 and 2022

	December 31, 2023	December 31, 2022 (1)
Assets:
Investment in the Trading Company (2) , at fair value (Note 7)	$-	$49,515,860
Redemptions receivable from the Trading Company	-	135,251

Equity in trading account:
Unrestricted cash (Note 2f)	121,195,534	88,944,724
Restricted cash (Note 2f)	27,997,222	19,875,426
Foreign cash (cost $1,208,212 and $0 at
December 31, 2023 and 2022, respectively)	1,267,931	-
Net unrealized appreciation on open futures contracts	-	170,573
Net unrealized appreciation on open forward contracts	-	453,392

Total equity in trading account	150,460,687	109,444,115

Interest receivable (Note 2i)	537,528	291,679

Total assets	$150,998,215	$159,386,905

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$519,235	$-
Net unrealized depreciation on open forward contracts	1,853,038	-
Accrued expenses:
Administrative and General Partner’s fees (Note 2j)	96,193	102,153
Management fees (Note 3)	159,316	159,450
Professional fees	218,602	160,606
Redemptions payable to General Partner (Notes 2o and 2p)	75,000	300,000
Redemptions payable to Limited Partners (Notes 2o and 2p)	818,236	1,023,648

Total liabilities	3,739,620	1,745,857

Partners’ Capital:
General Partner, Class Z, 132,239.624 and 138,422.641 Units outstanding at December 31, 2023 and 2022, respectively	1,604,285	1,667,285
Limited Partners, Class A, 5,183,355.701 and 5,549,158.868 Units outstanding at December 31, 2023 and 2022, respectively	145,519,896	155,840,325
Limited Partners, Class Z, 11,079.649 Units outstanding at December 31, 2023 and 2022	134,414	133,438

Total partners’ capital (net asset value)	147,258,595	157,641,048

Total liabilities and partners’ capital	$150,998,215	$159,386,905

Net asset value per Unit:
Class A	$28.07	$28.08

Class Z	$12.13	$12.04

(1)	Not consolidated.

(2)	Defined in Note 1.
See accompanying notes to consolidated financial statements.

4
5

Ceres Classic L.P.
Consolidated Condensed Schedule of Investments
December 31, 2023

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	315	$169,284	0.11%
Energy	119	(305,590)	(0.21)
Grains	118	(344,085)	(0.23)
Indices	1,144	713,669	0.48
Interest Rates U.S.	140	72,203	0.05
Interest Rates Non-U.S.	702	628,842	0.43
Metals	223	184,798	0.13
Softs	298	683,765	0.46

Total futures contracts purchased		1,802,886	1.22

Futures Contracts Sold
Currencies	176	(209,309)	(0.14)
Energy	315	(287,610)	(0.20)
Grains	645	144,196	0.10
Indices	304	(382,949)	(0.26)
Interest Rates U.S.	479	(769,023)	(0.52)
Interest Rates Non-U.S.	884	(829,821)	(0.56)
Livestock	139	64,338	0.04
Metals	28	(59,576)	(0.04)
Softs	113	7,633	0.01

Total futures contracts sold		(2,322,121)	(1.57)

Net unrealized depreciation on open futures contracts		$(519,235)	(0.35)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$239,642,780	$3,324,371	2.26%
Metals	245	819,604	0.55

Total unrealized appreciation on open forward contracts		4,143,975	2.81

Unrealized Depreciation on Open Forward Contracts
Currencies	$239,065,662	(4,651,461)	(3.16)
Metals	341	(1,345,552)	(0.91)

Total unrealized depreciation on open forward contracts		(5,997,013)	(4.07)

Net unrealized depreciation on open forward contracts		$(1,853,038)	(1.26)%

See accompanying notes to consolidated financial statements.

4
6

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
See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Statements of Income and Expenses
For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022 (1)	2021 (1)
Investment Income:
Interest income (Note 2i)	$5,103,663	$1,578,766	$34,382
Interest income allocated from the Trading Company (Note 2i)	1,535,174	620,422	12,609

Total investment income	6,638,837	2,199,188	46,991

Expenses:
Expenses allocated from the Trading Company	161,204	218,139	181,956
Clearing fees	404,858	225,124	404,743
Administrative and General Partner’s fees (Note 2j)	1,188,612	1,200,220	1,106,620
Ongoing placement agent fees (Note 2k)	1,174,526	1,184,946	1,092,132
Management fees (Note 3)	1,942,836	1,928,192	1,876,307
Incentive fees (Note 3)	207,613	3,536,416	1,258,266
Professional fees	466,489	400,174	537,889

Total expenses	5,546,138	8,693,211	6,457,913

Net investment income (loss)	1,092,699	(6,494,023)	(6,410,922)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(2,943,777)	29,411,384	13,614,870
Net realized gains (losses) on closed contracts allocated from the Trading Company	6,274,943	11,294,485	7,151,945
Net change in unrealized gains (losses) on open contracts	(5,864,346)	329,007	(4,073,094)
Net change in unrealized gains (losses) on open contracts allocated from the Trading Company	1,729,300	1,149,903	(2,193,863)

Total trading results	(803,880)	42,184,779	14,499,858

Net income	$288,819	$35,690,756	$8,088,936

Net income (loss) per Unit (Note 8)*:
Class A	$(0.01)	$5.86	$1.15

Class Z	$0.09	$2.58	$0.56

Weighted average Units outstanding:
Class A	5,367,197.436	5,794,885.155	6,578,607.865

Class Z	149,502.290	174,419.234	206,191.102

(1)	Not consolidated.
*	Represents the change in net asset value per Unit.
See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2023, 2022 and 2021

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2020 (1)	$60,545,493	2,873,697.998	$904,065	101,536.878	$61,449,558	2,975,234.876
Subscriptions - General Partner	-	-	1,841,454	206,904.961	1,841,454	206,904.961
Subscriptions - Limited Partners	89,741,721	4,259,217.890	99,016	11,079.649	89,840,737	4,270,297.539
Redemptions - General Partner	-	-	(1,285,094)	(145,102.254)	(1,285,094)	(145,102.254)
Redemptions - Limited Partners	(23,024,929)	(1,046,833.899)	-	-	(23,024,929)	(1,046,833.899)
Net income (loss)	7,998,119	-	90,817	-	8,088,936	-

Partners’ Capital, December 31, 2021 (1)	135,260,404	6,086,081.989	1,650,258	174,419.234	136,910,662	6,260,501.223
Redemptions - General Partner	-	-	(300,000)	(24,916.944)	(300,000)	(24,916.944)
Redemptions - Limited Partners	(14,660,370)	(536,923.121)	-	-	(14,660,370)	(536,923.121)
Net income (loss)	35,240,291	-	450,465	-	35,690,756	-

Partners’ Capital, December 31, 2022 (1)	155,840,325	5,549,158.868	1,800,723	149,502.290	157,641,048	5,698,661.158
Redemptions - General Partner	-	-	(75,000)	(6,183.017)	(75,000)	(6,183.017)
Redemptions - Limited Partners	(10,596,272)	(365,803.167)	-	-	(10,596,272)	(365,803.167)
Net income (loss)	275,843	-	12,976	-	288,819	-

Partners’ Capital, December 31, 2023	$145,519,896	5,183,355.701	$1,738,699	143,319.273	$147,258,595	5,326,674.974

(1)	Not consolidated.
See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Notes to Consolidated Financial Statements

1.	Organization:
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
As of December 31, 2023, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
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
As of December 31, 2023, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units.

5
0

Ceres Classic L.P.
Notes to Consolidated Financial Statements

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

5
1

Ceres Classic L.P.
Notes to Consolidated Financial Statements

2.	Basis of Presentation and Summary of Significant Accounting Policies:

a.
Use of Estimates.
The preparation of consolidated financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

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
The Consolidated Statements of Changes in Partners’ Capital are included herein, and as of and for the years ended December 31, 2023, 2022 and 2021, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

d.
Consolidation/Partnership’s Investment in the Trading Company.
Effective October 1, 2023, the Partnership has consolidated its wholly owned investment in the Trading Company. Accordingly, the Partnership’s consolidated condensed schedule of investments as of December 31, 2023 includes the portfolio holdings of the Trading Company. The consolidated financial statements for the period from October 1, 2023 to December 31, 2023 and as of December 31, 2023, include the accounts of the Partnership and the Trading Company. All inter-company transactions and balances have been eliminated. As of and for the year ended December 31, 2022, the Partnership carries its investment in the Trading Company based on the Partnership’s (1) net contribution to the Trading Company and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Trading Company.

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
first-out
method. Net unrealized gains or losses on open contracts are included as a component of equity in trading account in the Consolidated Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Consolidated Statements of Income and Expenses. The Partnership does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Consolidated Statements of Income and Expenses.

f.
Partnership’s Cash.
The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At December 31, 2023 and 2022, the amount of cash held for margin requirements was $27,997,222 and $19,875,426, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $1,267,931 (cost of $1,208,212) and $784,522 (cost of $771,385) as of December 31, 2023 and 2022, respectively.

5
2

Ceres Classic L.P.
Notes to Consolidated Financial Statements

g.
Foreign Currency Transactions and Translation.
The Partnership’s functional currency is the U.S. dollar; however, the Partnership may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect at the date of the Consolidated Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect during the period.

h.
Income Taxes.
Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740,
“Income Taxes,”
which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Consolidated Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Consolidated Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the consolidated financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2020 through 2023 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

5
3

Ceres Classic L.P.
Notes to Consolidated Financial Statements

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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for units of limited partnership interest (“Unit(s)”) through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2024 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, effective as of January 1, 2021, the Partnership pays Harbor an ongoing placement agent fee equal to 1/12 th
of 0.75% (a 0.75% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement.

l.
Continuing Offering.
Units of the Partnership are offered at a price equal to 100% of the net asset value per Unit as of the first day of each month at the final net asset value per Unit as of the last day of the immediately preceding month. The minimum subscription amount in Class A Units in the Partnership is $25,000 ($10,000 for ERISA/IRA investors), subject to the discretion of Ceres to accept a lower amount. A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units. Additional subscriptions can be made in a minimum amount of $10,000, subject to the discretion of Ceres to accept a lower amount. The request for subscriptions must be delivered to a limited partner’s Morgan Stanley Wealth Management Branch Office in time for it to be forwarded to and received by Ceres no later than
3
:00
P.M
., New York City time, on the third business day before the end of the month.

No selling commissions or charges related to the initial offering of Units are paid by the limited partners or the Partnership. MS&Co. pays all such costs.

m.
Equity in Trading Account.
The Partnership’s asset “Equity in trading account” reflected in the Consolidated Statements of Financial Condition consists of cash on deposit with MS&Co., a portion of which is to be used as margin for trading and net unrealized appreciation on open futures and forward contracts, which are calculated as the difference between the original contract value and fair value.

5
4

Ceres Classic L.P.
Notes to Consolidated Financial Statements

The Partnership, in its normal course of business, enters into various contracts with MS&Co. acting as its commodity broker. Pursuant to the brokerage agreement with MS&Co., to the extent that such trading results in unrealized gains or losses, these amounts are offset for the Partnership and are reported on a net basis in the Consolidated Statements of Financial Condition.
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
“Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements,”
and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Consolidated Statements of Income and Expenses.

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

5
5

Ceres Classic L.P.
Notes to Consolidated Financial Statements

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

5
6

Ceres Classic L.P.
Notes to Consolidated Financial Statements

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
The General Partner estimates that, at any given time, approximately 20.9% to 40.7% of the Partnership’s contracts are traded over-the-counter.
In general, the risks associated with
non-exchange-traded
contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to a non-exchange-traded
contract. The Partnership has credit risk associated with counterparty nonperformance. As of the date of the consolidated financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Consolidated Statements of Financial Condition.
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

Ceres Classic L.P.
Notes to Consolidated Financial Statements

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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2023 and 2022 were 7,222 and 3,370, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2023 and 2022 were 873 and 452, respectively. The monthly average notional values of currency forward contracts traded during the years ended December 31, 2023 and 2022 were $851,893,924 and $634,136,136, respectively.

Ceres Classic L.P.
Notes to Consolidated Financial Statements

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of December 31, 2023 and 2022, respectively.

		Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
December 31, 2023	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$4,050,808	$(4,050,808)	$-	$-	$-	$-
Forwards	4,092,756	(4,092,756)	-	-	-	-

	8,143,564	(8,143,564)	-	-	-	-
JPMorgan
Forwards	51,219	(51,219)	-	-	-	-

Total assets	$8,194,783	$(8,194,783)	$-	$-	$-	$-

Liabilities
MS&Co.
Futures	$(4,570,043)	$4,050,808	$(519,235)	$-	$519,235	$-
Forwards	(5,868,972)	4,092,756	(1,776,216)	-	1,776,216	-

	(10,439,015)	8,143,564	(2,295,451)	-	2,295,451	-
JPMorgan
Forwards	(128,041)	51,219	(76,822)	-	76,822	-

Total liabilities	$(10,567,056)	$8,194,783	$(2,372,273)	$-	$2,372,273	$-

Net fair value						$-	*

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2022 (1)	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$3,786,495	$(3,615,922)	$170,573	$-	$-	$170,573
Forwards	2,474,696	(2,021,304)	453,392	-	-	453,392

Total assets	$6,261,191	$(5,637,226)	$623,965	$-	$-	$623,965

Liabilities
Futures	$(3,615,922)	$3,615,922	$-	$-	$-	$-
Forwards	(2,021,304)	2,021,304	-	-	-	-

Total liabilities	$(5,637,226)	$5,637,226	$-	$-	$-	$-

Net fair value						$623,965	*

(1)	Not consolidated.

*
In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded
contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Consolidated Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

Ceres Classic L.P.
Notes to Consolidated Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2023 and 2022, respectively.

	December 31, 2023
Assets
Futures Contracts
Currencies	$213,492
Energy	161,745
Grains	375,418
Indices	991,165
Interest Rates U.S.	93,101
Interest Rates Non-U.S.	726,694
Livestock	122,423
Metals	254,138
Softs	1,112,632

Total unrealized appreciation on open futures contracts	4,050,808

Liabilities
Futures Contracts
Currencies	(253,517)
Energy	(754,945)
Grains	(575,307)
Indices	(660,445)
Interest Rates U.S.	(789,921)
Interest Rates Non-U.S.	(927,673)
Livestock	(58,085)
Metals	(128,916)
Softs	(421,234)

Total unrealized depreciation on open futures contracts	(4,570,043)

Net unrealized depreciation on open futures contracts	$(519,235)	*

Assets
Forward Contracts
Currencies	$3,324,371
Metals	819,604

Total unrealized appreciation on open forward contracts	4,143,975

Liabilities
Forward Contracts
Currencies	(4,651,461)
Metals	(1,345,552)

Total unrealized depreciation on open forward contracts	(5,997,013)

Net unrealized depreciation on open forward contracts	$(1,853,038)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Consolidated Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Consolidated Statements of Financial Condition.

6
0

Ceres Classic L.P.
Notes to Consolidated Financial Statements

	December 31, 2022 (1)
Assets
Futures Contracts
Currencies	$31,641
Energy	660,818
Grains	532,838
Indices	394,363
Interest Rates U.S.	318,625
Interest Rates Non-U.S.	1,615,714
Livestock	51,880
Metals	63,530
Softs	117,086

Total unrealized appreciation on open futures contracts	3,786,495

Liabilities
Futures Contracts
Currencies	(67,887)
Energy	(51,220)
Grains	(343,358)
Indices	(1,940,370)
Interest Rates U.S.	(211,976)
Interest Rates Non-U.S.	(790,578)
Livestock	(13,450)
Metals	(37,863)
Softs	(159,220)

Total unrealized depreciation on open futures contracts	(3,615,922)

Net unrealized appreciation on open futures contracts	$170,573	*

Assets
Forward Contracts
Currencies	$2,005,546
Metals	469,150

Total unrealized appreciation on open forward contracts	2,474,696

Liabilities
Forward Contracts
Currencies	(1,604,184)
Metals	(417,120)

Total unrealized depreciation on open forward contracts	(2,021,304)

Net unrealized appreciation on open forward contracts	$453,392	**

(1)	Not consolidated.

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.

6
1

Ceres Classic L.P.
Notes to Consolidated Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2023, 2022 and 2021, respectively.

Sector	2023		2022 (1)		2021 (1)
Currencies	$(4,518,431)		$10,675,253		$2,285,525
Energy	(100,763)		8,460,214		8,868,835
Grains	(1,074,796)		1,189,266		2,837,873
Indices	2,380,229		(2,499,428)		5,799,611
Interest Rates U.S.	73,432		5,425,496		(5,368,158)
Interest Rates Non-U.S.	(3,909,061)		7,026,148		(6,655,091)
Livestock	298,085		(209,595)		(425,918)
Metals	(3,128,072)		267,087		414,121
Softs	1,171,254		(594,050)		1,784,978

Total	$(8,808,123)	***	$29,740,391	***	$9,541,776	***

(1)	Not consolidated.

***	This amount is in “Total trading results” in the Consolidated Statements of Income and Expenses.

6.	Fair Value Measurements:
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
The Partnership and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2023 and 2022, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

6
2

Ceres Classic L.P.
Notes to Consolidated Financial Statements

December 31, 2023	Total	Level 1	Level 2	Level 3

Assets
Futures	$4,050,808	$4,050,808	$-	$-
Forwards	4,143,975	-	4,143,975	-

Total assets	$8,194,783	$4,050,808	$4,143,975	$-

Liabilities
Futures	$4,570,043	$4,570,043	$-	$-
Forwards	5,997,013	-	5,997,013	-

Total liabilities	$10,567,056	$4,570,043	$5,997,013	$-

December 31, 2022 (1)	Total	Level 1	Level 2	Level 3

Assets
Futures	$3,786,495	$3,786,495	$-	$-
Forwards	2,474,696	-	2,474,696	-

Total assets	$6,261,191	$3,786,495	$2,474,696	$-

Liabilities
Futures	$3,615,922	$3,615,922	$-	$-
Forwards	2,021,304	-	2,021,304	-

Total liabilities	$5,637,226	$3,615,922	$2,021,304	$-

(1)	Not consolidated.
The Investment in the Trading Company measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Consolidated and Condensed Schedules of Investments as of December 31, 2023 and 2022
(1)
, respectively.

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
The General Partner is not aware of any material changes to the trading program discussed above during the year ended December 31, 2023.
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

6
3

Ceres Classic L.P.
Notes to Consolidated Financial Statements

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
At December 31, 2023 and 2022, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	December 31, 2023
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$56,626,728	$1,342,545	$55,284,183

	December 31, 2022
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$49,558,467	$155,684	$49,402,783
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the year ended December 31, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$1,961,795	$5,553,897	$7,515,692

	For the year ended December 31, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$402,283	$12,444,388	$12,846,671
Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	December 31, 2023		For the year ended December 31, 2023
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

CMF Winton	37.67%	$55,472,926	$7,738,283	$151,973	$70,618	$7,515,692	Commodity Portfolio	Monthly

	December 31, 2022		For the year ended December 31, 2022
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

CMF Winton	31.41%	$49,515,860	$13,064,810	$150,054	$68,085	$12,846,671	Commodity Portfolio	Monthly

6
4

Ceres Classic L.P.
Notes to Consolidated Financial Statements

8.	Financial Highlights:
Financial highlights for the limited partner class as a whole for the years ended December 31, were as follows:

	2023		2022 (1)		2021 (1)
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$(0.21)	$(0.09)	$6.97	$2.96	$2.11	$0.90
Net investment income (loss)	0.20	0.18	(1.11)	(0.38)	(0.96)	(0.34)

Increase (decrease) for the year	(0.01)	0.09	5.86	2.58	1.15	0.56
Net asset value per Unit, beginning of year	28.08	12.04	22.22	9.46	21.07	8.90

Net asset value per Unit, end of year	$28.07	$12.13	$28.08	$12.04	$22.22	$9.46

	2023		2022 (1)		2021 (1)
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment income (loss) **	0.7%	1.4%	(4.1)%	(3.2)%	(4.6)%	(3.6)%

Operating expenses	3.4%	2.6%	3.2%	2.5%	3.7%	2.8%
Incentive fees	0.1%	0.1%	2.2%	2.2%	0.9%	0.8%

Total expenses	3.5%	2.7%	5.4%	4.7%	4.6%	3.6%

Total return:
Total return before incentive fees	0.1%	0.9%	29.1%	29.9%	6.4%	7.2%
Incentive fees	(0.1)%	(0.2)%	(2.7)%	(2.6)%	(0.9)%	(0.9)%

Total return after incentive fees	-%	0.7%	26.4%	27.3%	5.5%	6.3%

(1)	Not consolidated.

*
Net investment income (loss) per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the year. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Interest income less total expenses.
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Trading Company for the years ended 2022 and 2021. Financial highlights for the year ended December 31, 2023 were based on consolidated income and expenses.

9.	Subsequent Events:
The General Partner evaluates events that occur after the balance sheet date but before and up until consolidated financial statements are issued. The General Partner has assessed the subsequent events through the date the consolidated financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

6
5

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2023 and 2022 are summarized below:

	For the period from October 1, 2023 to December 31, 2023	For the period from July 1, 2023 to September 30, 2023 (1)	For the period from April 1, 2023 to June 30, 2023 (1)	For the period from January 1, 2023 to March 31, 2023 (1)
Total investment income	$1,823,964	$1,821,741	$1,599,022	$1,394,110
Total expenses	(1,351,137)	(1,543,540)	(1,333,429)	(1,318,032)
Total trading results	(15,337,641)	5,877,947	10,353,264	(1,697,450)

Net income (loss)	$(14,864,814)	$6,156,148	$10,618,857	$(1,621,372)

Increase (decrease) in net asset value per Unit:
Class A	$(2.81)	$1.15	$1.95	$(0.30)

Class Z	$(1.19)	$0.52	$0.86	$(0.10)

	For the period from October 1, 2022 to December 31, 2022 (1)	For the period from July 1, 2022 to September 30, 2022 (1)	For the period from April 1, 2022 to June 30, 2022 (1)	For the period from January 1, 2022 to March 31, 2022 (1)
Total investment income	$1,240,801	$731,894	$200,741	$25,752
Total expenses	(1,379,618)	(2,141,245)	(2,313,830)	(2,858,518)
Total trading results	(11,100,519)	8,259,437	16,160,243	28,865,618

Net income (loss)	$(11,239,336)	$6,850,086	$14,047,154	$26,032,852

Increase (decrease) in net asset value per Unit:
Class A	$(1.99)	$1.20	$2.37	$4.28

Class Z	$(0.83)	$0.53	$1.04	$1.84

(1)	Not consolidated.

6
6

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

The Annual Report for the year ended December 31, 2023, included in “Item 8. Financial Statements and Supplementary Data.”, includes the General Partner’s report on internal control over financial reporting.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

10b5-1 Trading Plans

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended December 31, 2023, no officers or directors of the General Partner adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2023 by the directors and officers of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Brooke Lambert (Chief Financial Officer), Victoria Eckstein (Director) and Tatiana Segal (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSCM, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan serves on the General Partner’s Investment Committee and is the trading principal responsible for allocation decisions (or responsible for supervising those who are).

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

Brooke Lambert, age 40, has been the Chief Financial Officer, Treasurer and a principal of the General Partner since May 2022. Ms. Lambert has been employed by Morgan Stanley Investment Management, a financial services firm, since July 2014, where her responsibilities include serving as a Vice President and managing the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. From July 2009 to July 2014, Ms. Lambert was employed by Morgan Stanley Smith Barney, a financial services firm, where her responsibilities included serving as a Vice President responsible for the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. Before joining Morgan Stanley, Ms. Lambert was employed by Citigroup Alternative Investments, a financial services firm, from January 2006 through July 2009, where her responsibilities included serving as an Assistant Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. Ms. Lambert earned her Bachelor of Science in Finance in May 2005 from Towson University.

Victoria Eckstein, age 42, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 14, 2022. Since November 2022, Ms. Eckstein has served as Chief Operating Officer of Calvert Research and Management, an investment management company focused on responsible investments. Since December 2020, Ms. Eckstein has served as a Managing Director of Morgan Stanley Investment Management Inc. (“MSIM”), and from December 2020 to November 2022 served as Chief Operating Officer of the Solutions & Multi-Asset Group at MSIM, a collection of business units offering alpha-centric, multi-asset or multi-manager investment solutions. From December 2016 to December 2020, Ms. Eckstein served as an Executive Director of MSIM and from April 2010 to December 2016, Ms. Eckstein served as a Vice President of MSIM. From April 2010 to December 2020, Ms. Eckstein primarily managed the day-to-day non-investment functions of the Portfolio Solutions Group, a business unit offering multi-asset, multi-manager managed portfolios. From January 2007 to April 2010, Ms. Eckstein was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where her responsibilities included trade execution, portfolio analysis, external manager selection and research coverage. Ms. Eckstein received her Juris Doctorate from the Benjamin N. Cardozo School of Law in 2006 and her Bachelor of Arts, magna cum laude, from Brandeis University in 2003.

Tatiana Segal, age 55, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 1, 2022. She has also been a principal of MSIM since October 31, 2019. Ms. Segal joined MSIM as a Managing Director and Head of Risk Management in August 2019. She is responsible for risk management across MSIM business units and risk categories, including investment, operational, and franchise risk, and is a member of the Investment Management Operating Committee and a chair of the Investment Management Risk Committee. In June 2022, in addition to her original role, Tatiana was appointed as Global Head of Non-Financial Risk for Investment Management to manage existing and emergent non-financial risks across the division. She has since been appointed a member of Morgan Stanley’s NFR Steering Committee and Enterprise Controls Committee. From August 2011 to August 2019, Tatiana was a partner and Head of Risk Management at SkyBridge Capital Management, a global alternative investments firm, where she was also a member of the Manager Selection, Portfolio Allocation and Real Estate Investment Committees. Prior to joining SkyBridge in August 2011, she was a Managing Director and Chief Risk Officer at Cerberus Capital Management, LLC from January 2009 through July 2011. Before joining Cerberus, Ms. Segal was Managing Director and Chief Risk Officer for Diamond Lake Investment Group from February 2008 through September 2008. From May 2006 through January 2008, Ms. Segal was a Senior Risk Manager at Citigroup Alternative Investments, where she was responsible for independent risk oversight of a multi-billion hedge fund and fund of funds portfolio. From October 2000 through April 2006, Ms. Segal was a Director of Market Risk at Nomura Securities, Inc. Prior to joining Nomura Securities, she was Risk Manager at BNP Paribas from January 1999 through October 2000 and a Risk Manager at Goldman, Sachs & Co., Ltd. from October 1995 through January 1999. Ms. Segal started her career at BlackRock Financial Management, Inc. from January 1993 through September 1995, as a portfolio analyst within BlackRock’s Institutional Accounts Division. Ms. Segal graduated from Columbia University in January 1993 with a Bachelor’s Degree in Economics. Ms. Segal is a Co-Chair of Risk Peer Advisory Group NY for 100 Women in Finance, as well as a contributing member of the council of The Directors and Chief Risk Officers. She serves as a board member of the Tenement Museum.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners – As of February 29, 2024, the Partnership knows of one person who beneficially owns more than 5% of the Units outstanding.

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class A Units	Ashley B. Coolidge TTEE 11701 Forest Glen Street, Houston, TX 77024-6433	279,142.172	5.4%

(b)

Security Ownership of Management – Under the terms of the Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2023:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Units	General Partner	132,239.624	92.3%

(c) Changes in Control – None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with Related Persons. None.

(b)	Review, Approval or Ratification of Transactions with Related Persons. Not applicable.

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

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2023 and 2022 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2023	$143,100
2022	$135,000

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2023 and 2022 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements:

Consolidated Statements of Financial Condition at December 31, 2023 and 2022.

Consolidated and Condensed Schedule of Investments at December 31, 2023 and 2022.

Consolidated Statements of Income and Expenses for the years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2023, 2022 and 2021.

Notes to Consolidated Financial Statements.

(2) Exhibits:

3.01

Ninth Amended and Restated Limited Partnership Agreement, dated as of November 23, 2020, is incorporated by reference from Exhibit 3.1 of the Partnership’s Form 8-K (File No. 000–25603) filed with the Securities and Exchange Commission on November 25, 2020.

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

3.06

Certificate of Amendment of Certificate of Limited Partnership, dated August 23, 2010 (changing its name from Morgan Stanley Smith Barney Charter Graham L.P. to Managed Futures Charter Graham L.P.), is incorporated by reference from Exhibit 99.3.1 of the Partnership’s Form 8-K (File No. 0–25603) filed with the Securities and Exchange Commission on August 31, 2010.

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

10.01(a)

Amendment No. 1 to Management Agreement, dated as of April 1, 2014, among the Partnership, the General Partner and Graham Capital Management, L.P., is incorporated by reference from Exhibit 10.01 of the Partnership’s Quarterly Report on Form 10-Q (File No. 000–25603) filed with the Securities and Exchange Commission on May 13, 2014.

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

10.04(b)

Amendment No. 2 to the Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW Inc., dated as of July 1, 2005, is incorporated by reference from Exhibit 10.05(b) of the Partnership’s Form 10-Q (File No. 0–25603) filed with the Securities and Exchange Commission on August 12, 2005.

10.05

Amended and Restated Commodity Futures Customer Agreement, between MS&Co. and the Funds listed on Appendix A thereto, dated as of November 12, 2013, is incorporated by reference from Exhibit 10.01 of the Partnership’s Form 10-Q (File No. 000–25603) filed with the Securities and Exchange Commission on November 13, 2013.

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

10.07

Foreign Exchange and Options Master Agreement between MS&Co. and the Partnership, dated as of August 30, 1999, is incorporated by reference from Exhibit 10.05 of the Partnership’s Form 8-K (File No. 0–25603) filed with the Securities and Exchange Commission on November 6, 2001.

10.08

Securities Account Control Agreement, among the Partnership, MS&Co. and Dean Witter Reynolds Inc., dated as of May 1, 2000, is incorporated by reference from Exhibit 10.03 of the Partnership’s Form 8-K (File No. 0–25603) filed with the Securities and Exchange Commission on November 6, 2001.

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
Date: March 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick T. Egan	/s/ Tatiana Segal
Patrick T. Egan	Tatiana Segal
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 22, 2024	Date: March 22, 2024

/s/ Brooke Lambert	/s/ Victoria Eckstein
Brooke Lambert	Victoria Eckstein
Chief Financial Officer	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 22, 2024
Date: March 22, 2024

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.