Form 10-Q
period 2024-03-31
Ceres Classic L.P.
filed 2024-05-09
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X
As of April 30, 2024, 5,095,622.314 Limited Partnership Class A Units were outstanding and 11,079.649 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Classic L.P.
Consolidated Statements of Financial Condition

	March 31, 2024 (Unaudited)	December 31, 2023
Assets:
Equity in trading account:
Unrestricted cash	$132,268,841	$121,195,534
Restricted cash	28,821,435	27,997,222
Foreign cash (cost $1,602,835 and $1,208,212 at March 31, 2024 and December 31, 2023, respectively)	1,603,096	1,267,931
Net unrealized appreciation on open futures contracts	5,336,326	-
Net unrealized appreciation on open forward contracts	621,197	-

Total equity in trading account	168,650,895	150,460,687

Interest receivable	572,943	537,528

Total assets	$169,223,838	$150,998,215

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$519,235
Net unrealized depreciation on open forward contracts	-	1,853,038
Accrued expenses:
Administrative and General Partner’s fees	100,471	96,193
Management fees	167,248	159,316
Incentive fees	1,142,511	-
Professional fees	218,773	218,602
Redemptions payable to General Partner	-	75,000
Redemptions payable to Limited Partners	1,016,121	818,236

Total liabilities	2,645,124	3,739,620

Partners’ Capital:
General Partner, Class Z, 132,239.624 Units outstanding at March 31, 2024 and December 31, 2023	1,842,464	1,604,285
Limited Partners, Class A, 5,113,646.489 and 5,183,355.701 Units outstanding at March 31, 2024 and December 31, 2023, respectively	164,581,881	145,519,896
Limited Partners, Class Z, 11,079.649 Units outstanding at March 31, 2024 and December 31, 2023	154,369	134,414

Total partners’ capital (net asset value)	166,578,714	147,258,595

Total liabilities and partners’ capital	$169,223,838	$150,998,215

Net asset value per Unit:
Class A	$32.18	$28.07

Class Z	$13.93	$12.13

See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Condensed Schedule of Investments
March 31, 2024
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	456	$(119,853)	(0.07)%
Energy	380	649,514	0.39
Grains	13	(4,872)	(0.00) *
Indices	1,226	2,071,515	1.24
Interest Rates U.S.	1	719	0.00 *
Interest Rates Non-U.S.	438	192,152	0.11
Livestock	115	18,758	0.01
Metals	66	195,397	0.12
Softs	331	1,717,246	1.03

Total futures contracts purchased		4,720,576	2.83

Futures Contracts Sold
Currencies	576	948,124	0.57
Energy	264	199,745	0.12
Grains	898	(259,751)	(0.16)
Indices	221	(163,806)	(0.10)
Interest Rates U.S.	691	(57,023)	(0.03)
Interest Rates Non-U.S.	2,330	66,815	0.04
Livestock	10	(5,150)	(0.00) *
Metals	103	(85,058)	(0.05)
Softs	36	(28,146)	(0.02)

Total futures contracts sold		615,750	0.37

Net unrealized appreciation on open futures contracts		$5,336,326	3.20%

Unrealized Appreciation on Open Forward Contracts
Currencies	$296,639,219	$3,084,662	1.85%
Metals	266	703,619	0.42

Total unrealized appreciation on open forward contracts		3,788,281	2.27

Unrealized Depreciation on Open Forward Contracts
Currencies	$224,028,767	(1,950,972)	(1.17)
Metals	416	(1,216,112)	(0.73)

Total unrealized depreciation on open forward contracts		(3,167,084)	(1.90)

Net unrealized appreciation on open forward contracts		$621,197	0.37%

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

Ceres Classic L.P.
Consolidated Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,
	2024	2023 (1)
Investment Income:
Interest income	$1,774,336	$994,736
Interest income allocated from the Trading Company (2)	-	399,374

Total investment income	1,774,336	1,394,110

Expenses:
Expenses allocated from the Trading Company	-	43,890
Clearing fees	145,639	89,830
Administrative and General Partner’s fees	287,052	298,468
Ongoing placement agent fees	283,648	295,027
Management fees	481,322	478,089
Incentive fees	1,142,511	-
Professional fees	136,041	112,728

Total expenses	2,476,213	1,318,032

Net investment income (loss)	(701,877)	76,078

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	13,909,518	(1,064,375)
Net realized gains (losses) on closed contracts allocated from the Trading Company	-	102,264
Net change in unrealized gains (losses) on open contracts	8,270,338	241,483
Net change in unrealized gains (losses) on open contracts allocated from the Trading Company	-	(976,822)

Total trading results	22,179,856	(1,697,450)

Net income (loss)	$21,477,979	$(1,621,372)

Net income (loss) per Unit*:
Class A	$4.11	$(0.30)

Class Z	$1.80	$(0.10)

Weighted average Units outstanding:
Class A	5,164,525.881	5,501,909.956

Class Z	143,319.273	149,502.290

(1)	Not consolidated.
(2)	Defined in Note 1.
*	Represents the change in net asset value per Unit during the period.
See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2022 (1)	$155,840,325	5,549,158.868	$1,800,723	149,502.290	$157,641,048	5,698,661.158
Redemptions - Limited Partners	(3,430,406)	(121,387.569)	-	-	(3,430,406)	(121,387.569)
Net income (loss)	(1,605,507)	-	(15,865)	-	(1,621,372)	-

Partners’ Capital, March 31, 2023 (1)	$150,804,412	5,427,771.299	$1,784,858	149,502.290	$152,589,270	5,577,273.589

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2023	$145,519,896	5,183,355.701	$1,738,699	143,319.273	$147,258,595	5,326,674.974
Redemptions - Limited Partners	(2,157,860)	(69,709.212)	-	-	(2,157,860)	(69,709.212)
Net income (loss)	21,219,845	-	258,134	-	21,477,979	-

Partners’ Capital, March 31, 2024	$164,581,881	5,113,646.489	$1,996,833	143,319.273	$166,578,714	5,256,965.762

(1)	Not consolidated.
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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), currently acts as the placement agent for the Partnership. Morgan Stanley Wealth Management is a principal subsidiary of MSCM.
As of March 31, 2024, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
As of January 1, 2021, the Partnership invested a portion of its assets in CMF Winton Master L.P., organized in New York as a limited partnership (“CMF Winton” or the “Trading Company”). The Partnership and any other feeder fund investing in the Trading Company constitute the limited partners of the Trading Company. The Trading Company is managed by Ceres. CMF Winton has a single account with WCM. The Trading Company may and will, among other things, trade, buy, sell, spread, or otherwise acquire, hold, or dispose of Futures Interests.
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2024.
During the reporting periods ended March 31, 2024 and 2023, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.
As of March 31, 2024, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two
share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units.
Each of Class A and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units. Class Z Units are not subject to an ongoing placement agent fee.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
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

C
eres Classic L.P.
Notes to Consolidated Financial Statements
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
The accompanying consolidated financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2024 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2024 and 2023. These consolidated financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2023. The December 31, 2023 information has been derived from the audited consolidated financial statements as of and for the year ended December 31, 2023.
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
The Consolidated Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended March 31, 2024 and 2023, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Consolidation/Partnership’s Investment in the Trading Company.
Effective October 1, 2023, the Partnership has consolidated its wholly owned investment in the Trading Company. Accordingly, the Partnership’s consolidated condensed schedule of investments as of March 31, 2024 includes the portfolio holdings of the Trading Company. The consolidated financial statements for the period from January 1, 2024 to March 31, 2024 and as of December 31, 2023, include the accounts of the Partnership and the Trading Company. All inter-company transactions and balances have been eliminated. As of and for the period ended March 31, 2023, the Partnership carries its investment in the Trading Company based on the Partnership’s (1) net contribution to the Trading Company and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Trading Company.
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
Partnership’s
Cash
. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At March 31, 2024 and December 31, 2023, the amount of cash held for margin requirements was

$
28,821,435
and $
27,997,222
, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $
1,603,096
(cost of $
1,602,835)
and $
1,267,931
(cost of $
1,208,212)
as of March 31, 2024 and December 31, 2023, respectively.
Income Taxes.
Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740,
“Income Taxes,”
which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Consolidated Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Consolidated Statements of Income and Expenses in the periods in which the position is claimed or expected to be claimed. The General Partner has concluded that there ar
e
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
for the year ended December 31, 2023.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner class as a whole for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024		2023 (1)
	Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$4.24	$1.83	$(0.31)	$(0.13)
Net investment income (loss)	(0.13)	(0.03)	0.01	0.03

Increase (decrease) for the period	4.11	1.80	(0.30)	(0.10)
Net asset value per Unit, beginning of period	28.07	12.13	28.08	12.04

Net asset value per Unit, end of period	$32.18	$13.93	$27.78	$11.94

	Three Months Ended March 31,
	2024		2023 (1)
	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income ***	0.4%	1.1%	0.2%	1.0%

Operating expenses	3.4%	2.7%	3.4%	2.6%
Incentive fees	0.7%	0.7%	-%	-%

Total expenses	4.1%	3.4%	3.4%	2.6%

Total return:
Total return before incentive fees	15.4%	15.6%	(1.1)%	(0.8)%
Incentive fees	(0.8)%	(0.8)%	-%	-%

Total return after incentive fees	14.6%	14.8%	(1.1)%	(0.8)%

(1)	Not consolidated.

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
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Trading Company for the period ended March 31, 2023. Financial highlights for the period ended March 31, 2024 were based on consolidated income and expenses.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
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
The Gene
ral Partner estimates that, at any given time, approximately 23.4% to 35.1% of the Partnership’s contracts are traded over-the-counter.
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

C
eres Classic L.P.
Notes to Consolidated Financial Statements
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
Al
l of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2024 and 2023 were 7,488 and 4,367, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2024 and 2023 were 1,071 and 560, respectively. The monthly average notional values of currency forward contracts traded during the three months ended March 31, 2024 and 2023 were $941,426,359 and $756,440,484, respectively.
The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of March 31, 2024 and December 31, 2023, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
March 31, 2024				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$7,204,650	$(1,868,324)	$5,336,326	$-	$-	$5,336,326
Forwards	3,673,204	(3,048,086)	625,118	-	-	625,118

	10,877,854	(4,916,410)	5,961,444	-	-	5,961,444
JPMorgan
Forwards	115,077	(115,077)	-	-	-	-

Total assets	$10,992,931	$(5,031,487)	$5,961,444	$-	$-	$5,961,444

Liabilities
MS&Co.
Futures	$(1,868,324)	$1,868,324	$-	$-	$-	$-
Forwards	(3,048,086)	3,048,086	-	-	-	-

	(4,916,410)	4,916,410	-	-	-	-
JPMorgan
Forwards	(118,998)	115,077	(3,921)	-	3,921	-

Total liabilities	$(5,035,408)	$5,031,487	$(3,921)	$-	$3,921	$-

Net fair value						$5,961,444	*

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
December 31, 2023				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$4,050,808	$(4,050,808)	$-	$-	$-	$-
Forwards	4,092,756	(4,092,756)	-	-	-	-

	8,143,564	(8,143,564)	-	-	-	-
JPMorgan
Forwards	51,219	(51,219)	-	-	-	-

Total assets	$8,194,783	$(8,194,783)	$-	$-	$-	$-

Liabilities
MS&Co.
Futures	$(4,570,043)	$4,050,808	$(519,235)	$-	$519,235	$-
Forwards	(5,868,972)	4,092,756	(1,776,216)	-	1,776,216	-

	(10,439,015)	8,143,564	(2,295,451)	-	2,295,451	-
JPMorgan
Forwards	(128,041)	51,219	(76,822)	-	76,822	-

Total liabilities	$(10,567,056)	$8,194,783	$(2,372,273)	$-	$2,372,273	$-

Net fair value						$-	*

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024
Assets
Futures Contracts
Currencies	$1,092,129
Energy	1,031,034
Grains	116,363
Indices	2,118,038
Interest Rates U.S.	99,157
Interest Rates Non-U.S.	655,282
Livestock	68,970
Metals	250,552
Softs	1,773,125

Total unrealized appreciation on open futures contracts	7,204,650

Liabilities
Futures Contracts
Currencies	(263,858)
Energy	(181,775)
Grains	(380,986)
Indices	(210,329)
Interest Rates U.S.	(155,461)
Interest Rates Non-U.S.	(396,315)
Livestock	(55,362)
Metals	(140,213)
Softs	(84,025)

Total unrealized depreciation on open futures contracts	(1,868,324)

Net unrealized appreciation on open futures contracts	$5,336,326	*

Assets
Forward Contracts
Currencies	$3,084,662
Metals	703,619

Total unrealized appreciation on open forward contracts	3,788,281

Liabilities
Forward Contracts
Currencies	(1,950,972)
Metals	(1,216,112)

Total unrealized depreciation on open forward contracts	(3,167,084)

Net unrealized appreciation on open forward contracts	$621,197	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended
	March 31,
Sector	2024		2023 (1)
Currencies	$2,474,249		$767,731
Energy	2,254,438		(624,248)
Grains	1,067,437		(160,788)
Indices	11,719,395		896,389
Interest Rates U.S.	619,222		36,150
Interest Rates Non-U.S.	(295,253)		(1,464,328)
Livestock	(689,763)		8,925
Metals	(1,110,265)		(763,736)
Softs	6,140,396		481,013

Total	$22,179,856	***	$(822,892)	***

(1)	Not consolidated.
***	This amount is in “Total trading results” in the Consolidated Statements of Income and Expenses.

6.	Fair Value Measurements:
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
The Partnership and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2024 and December 31, 2023 and for the periods ended March 31, 2024 and 2023, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$7,204,650	$7,204,650	$-	$-
Forwards	3,788,281	-	3,788,281	-

Total assets	$10,992,931	$7,204,650	$3,788,281	$-

Liabilities
Futures	$1,868,324	$1,868,324	$-	$-
Forwards	3,167,084	-	3,167,084	-

Total liabilities	$5,035,408	$1,868,324	$3,167,084	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,050,808	$4,050,808	$-	$-
Forwards	4,143,975	-	4,143,975	-

Total assets	$8,194,783	$4,050,808	$4,143,975	$-

Liabilities
Futures	$4,570,043	$4,570,043	$-	$-
Forwards	5,997,013	-	5,997,013	-

Total liabilities	$10,567,056	$4,570,043	$5,997,013	$-

7.	Investment in the Trading Company:
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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2024.
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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
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
As of March 31, 2024 and December 31, 2023, the Partnership
owned 100% of
CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	March 31, 2024
	Total Assets	Total Liabilities	Total Capital
CMF Winton	$63,529,548	$3,966,810	$59,562,738

	December 31, 2023
	Total Assets	Total Liabilities	Total Capital
CMF Winton	$56,626,728	$1,342,545	$55,284,183
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the three months ended March 31, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$578,969	$8,899,507	$9,478,476

	For the three months ended March 31, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$355,484	$(874,558)	$(519,074)
Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	March 31, 2024		For the three months ended March 31, 2024

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	35.87%	$59,759,973	$9,550,119	$53,017	$18,626	$9,478,476	Commodity Portfolio	Monthly

	December 31, 2023		For the three months ended March 31, 2023

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	37.67%	$55,472,926	$(475,184)	$25,940	$17,950	$(519,074)	Commodity Portfolio	Monthly

8.	Subsequent Events:
The General Partner evaluates events that occur after the balance sheet date but before and up until consolidated financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the consolidated financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2024.

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

For the three months ended March 31, 2024, the Partnership’s capital increased 13.1% from $147,258,595 to $166,578,714. This increase was attributable to a net income of $21,477,979 which was partially offset by redemptions of 69,709.212 Class A limited partner Units totaling $2,157,860. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

The Partnership/Trading Company records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Consolidated Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2024, the net asset value per Unit for Class A increased 14.6% from $28.07 to $32.18 as compared to a decrease of 1.1% during the first quarter of 2023. During the Partnership’s first quarter of 2024, the net asset value per Unit for Class Z increased 14.8% from $12.13 to $13.93 as compared to a decrease of 0.8% during the first quarter of 2023. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2024 of $22,179,856. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, grains, indices, U.S. interest rates and softs and were partially offset by losses in non-U.S. interest rates, livestock and metals. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2023 of $1,697,450. Losses were primarily attributable to the Partnership’s trading of Futures Interests in energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in currencies, indices, livestock and softs.

During the first quarter, the Partnership’s largest gains were achieved within the global stock index sector during January, February and March from long positions in Asian, European, and U.S. equity index futures as prices rallied amid investor expectations for global central banks, most notably the Fed, to be aggressive in cutting interest rates in the second half of 2024. In the agricultural markets, gains were recorded during each month of the quarter from long positions in cocoa futures as cocoa prices surged amid concern extremely hot weather conditions in key West African growing regions would severely damage crops. Further gains within the agricultural markets were experienced during January and February from short positions in corn and wheat futures. In currencies, the largest gains were achieved throughout the quarter from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen weakened versus the dollar amid an outlook Japan’s central bank would not be as aggressive in its interest rate policies compared to the U.S. Federal Reserve. Gains in the energies were achieved during March from long positions in crude oil and its refined products as geopolitical tensions and high shipping freight costs pushed oil prices higher. Further energy gains were recorded during February and March from short positions in U.S. Henry Hub natural gas futures. In the global fixed income sector, gains were recorded during February from short positions in U.S. fixed income futures. A portion of the Partnership’s overall gains for the first quarter was offset by short positions in gold futures as prices advanced late in the quarter amid investor demand for safe-haven assets. Additional losses within the metals sector were incurred during January and February from long positions in iron ore futures as prices dipped due to an outlook for weaker steel demand from China’s housing sector.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three months ended March 31, 2024 increased by $380,226 as compared to the corresponding period in 2023. The increase in interest income was primarily due to higher interest rates during the three months ended March 31, 2024 as compared to the corresponding period in 2023. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2024 increased by $55,809 as compared to the corresponding period in 2023. The increase in clearing fees was primarily due to an increase in the number of trades made by the Partnership during the three months ended March 31, 2024 as compared to the corresponding period in 2023.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three months ended March 31, 2024 decreased by $11,379 as compared to the corresponding period in 2023. The decrease was primarily due to a decrease in Class A adjusted net assets during the three months ended March 31, 2024 as compared to the corresponding period in 2023.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner’s fees for the three months ended March 31, 2024 decreased by $11,416 as compared to the corresponding period in 2023. The decrease was primarily due to a decrease in average net assets during the three months ended March 31, 2024 as compared to the corresponding period in 2023. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2024 increased by $3,233 as compared to the corresponding period in 2023. The increase was primarily due to an increase in average net assets during the three months ended March 31, 2024 as compared to the corresponding period in 2023.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreement among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three months ended March 31, 2024 and 2023 resulted in incentive fees of $1,142,511 and $0, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

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

As of March 31, 2024 and December 31, 2023, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

Advisor	March 31, 2024	March 31, 2024 (percentage of Partners’ Capital)	December 31, 2023	December 31, 2023 (percentage of Partners’ Capital)
Campbell	$40,928,614	24%	$37,196,740	25%
EMC	13,390,530	8%	10,432,277	7%
Graham	42,650,320	26%	34,449,484	23%
WCM	61,304,403	37%	56,514,712	39%
Unallocated	8,304,847	5%	8,665,382	6%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investments in the Trading Company. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by certain Trading Advisors) and indirectly by the Trading Company separately. There have been no material changes in the trading Value at Risk, non-trading risk and risk management information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2024. As of March 31, 2024, the Partnership’s total capitalization was $166,578,714.

March 31, 2024

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,236,799	4.94%
Energy	3,019,425	1.81
Grains	1,700,596	1.02
Indices	7,957,051	4.78
Interest Rates U.S.	1,942,828	1.17
Interest Rates Non-U.S.	2,349,146	1.41
Livestock	221,689	0.13
Metals	1,719,115	1.03
Softs	1,475,089	0.89

Total	$28,621,738	17.18%

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2023. As of December 31, 2023, the Partnership’s total capitalization was $147,258,595.

December 31, 2023

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$10,329,730	7.01%
Energy	1,940,869	1.32
Grains	1,285,152	0.87
Indices	7,700,420	5.23
Interest Rates U.S.	1,357,509	0.92
Interest Rates Non-U.S.	1,758,231	1.19
Livestock	377,521	0.26
Metals	1,704,432	1.16
Softs	1,191,163	0.81

Total	$27,645,027	18.77%

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of March 31, 2024 and December 31, 2023, and the highest, lowest and average values during the three months ended March 31, 2024 and for the twelve months ended December 31, 2023. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of March 31, 2024, the Partnership’s total capitalization was $166,578,714.

	March 31, 2024
			Three Months Ended March 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$6,826,603	4.10%	$9,708,509	$6,663,562	$8,211,795
Energy	2,117,345	1.27	2,117,345	944,094	1,576,163
Grains	1,026,553	0.61	1,234,143	966,160	1,119,069
Indices	5,977,741	3.59	6,101,737	4,671,664	5,625,664
Interest Rates U.S.	1,151,350	0.69	1,543,015	701,722	1,021,479
Interest Rates Non-U.S.	1,662,010	1.00	1,943,547	1,227,513	1,534,417
Livestock	43,803	0.02	199,980	43,803	112,015
Metals	760,985	0.46	1,638,329	587,705	1,154,078
Softs	710,680	0.43	1,004,337	510,019	743,416

Total	$20,277,070	12.17%

*Average of daily Values at Risk.

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

*Annual average of daily Values at Risk.

As of March 31, 2024, the Trading Company’s total capitalization was $59,562,738 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of March 31, 2024 was as follows:

	March 31, 2024
			Three Months Ended March 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,410,196	2.37%	$1,830,113	$848,533	$1,485,828
Energy	902,080	1.52	915,560	410,504	664,836
Grains	674,043	1.13	674,043	283,209	526,871
Indices	1,979,310	3.32	2,399,147	1,731,246	2,165,004
Interest Rates U.S.	791,478	1.33	799,343	108,430	417,972
Interest Rates Non-U.S.	687,136	1.15	708,241	191,699	455,321
Livestock	177,886	0.30	276,375	141,114	190,479
Metals	958,130	1.61	1,321,557	653,076	1,039,033
Softs	764,409	1.28	920,916	519,663	760,670

Total	$8,344,668	14.01%

*Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Civil Litigation

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. As of December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the

“Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters,but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Firm and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal of the court’s grant of class certification.

Settled Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,900 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, the Firm reached an agreement in principle to settle the litigation. The final agreement became effective on January 30, 2024.

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
for the fiscal year ended December 31, 2023, other than as disclosed in Note 4, “Financial Instrument Risks,” of the financial statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended March 31, 2024, there were no additional subscriptions of Class A and Class Z Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.
Proceeds of net offering are used for the trading of Futures Interests.
The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	18,356.416	$28.94	N/A	N/A
February 1, 2024 - February 29, 2024	19,776.628	$30.87	N/A	N/A
March 1, 2024 - March 31, 2024	31,576.168	$32.18	N/A	N/A
	69,709.212	$30.96
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

Date: May 9, 2024

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

 Date: May 9, 2024

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.