Form 10-Q
period 2024-06-30
Ceres Classic L.P.
filed 2024-08-09
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X

As of July 31, 2024, 4,994,509.287 Limited Partnership Class A Units were outstanding and 11,079.649 Limited Partnership Class Z Units w
ere
outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Classic L.P.
Consolidated Statements of Financial Condition

	June 30, 2024 (Unaudited)	December 31, 2023
Assets:
Equity in trading account:
Unrestricted cash	$130,626,513	$121,195,534
Restricted cash	27,829,258	27,997,222
Foreign cash (cost $1,748,412 and $1,208,212 at June 30, 2024 and December 31, 2023, respectively)	1,765,589	1,267,931
Net unrealized appreciation on open futures contracts	1,932,845	-

Total equity in trading account	162,154,205	150,460,687

Interest receivable	546,816	537,528

Total assets	$162,701,021	$150,998,215

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$519,235
Net unrealized depreciation on open forward contracts	288,736	1,853,038
Accrued expenses:
Administrative and General Partner’s fees	102,055	96,193
Management fees	166,616	159,316
Professional fees	226,273	218,602
Redemptions payable to General Partner	99,854	75,000
Redemptions payable to Limited Partners	731,896	818,236

Total liabilities	1,615,430	3,739,620

Partners’ Capital:
General Partner, Class Z, 124,950.995 and 132,239.624 Units outstanding at June 30, 2024 and December 31, 2023, respectively	1,712,052	1,604,285
Limited Partners, Class A, 5,040,037.288 and 5,183,355.701 Units outstanding at June 30, 2024 and December 31, 2023, respectively	159,221,730	145,519,896
Limited Partners, Class Z, 11,079.649 Units outstanding at June 30, 2024 and December 31, 2023	151,809	134,414

Total partners’ capital (net asset value)	161,085,591	147,258,595

Total liabilities and partners’ capital	$162,701,021	$150,998,215

Net asset value per Unit:
Class A	$31.59	$28.07

Class Z	$13.70	$12.13

See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Condensed Schedule of Investments
June 30, 2024
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	568	$(78,913)	(0.05)%
Energy	319	474,923	0.30
Grains	76	(140,516)	(0.09)
Indices	1,044	247,274	0.16
Interest Rates U.S.	29	(26,429)	(0.02)
Interest Rates Non-U.S.	919	(235,585)	(0.15)
Livestock	51	67,908	0.04
Metals	124	(179,796)	(0.11)
Softs	152	42,600	0.03

Total futures contracts purchased		171,466	0.11

Futures Contracts Sold
Currencies	585	578,451	0.36
Energy	124	173,693	0.11
Grains	932	1,528,713	0.95
Indices	174	(55,113)	(0.03)
Interest Rates U.S.	926	(231,156)	(0.14)
Interest Rates Non-U.S.	2,185	(170,023)	(0.12)
Livestock	42	(27,735)	(0.02)
Metals	49	(3,588)	(0.00) *
Softs	106	(31,863)	(0.02)

Total futures contracts sold		1,761,379	1.09

Net unrealized appreciation on open futures contracts		$1,932,845	1.20%

Unrealized Appreciation on Open Forward Contracts
Currencies	$332,633,319	$2,718,727	1.69%
Metals	155	709,165	0.44

Total unrealized appreciation on open forward contracts		3,427,892	2.13

Unrealized Depreciation on Open Forward Contracts
Currencies	$333,948,743	(2,360,639)	(1.47)
Metals	320	(1,355,989)	(0.84)

Total unrealized depreciation on open forward contracts		(3,716,628)	(2.31)

Net unrealized depreciation on open forward contracts		$(288,736)	(0.18)%

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

Ceres Classic L.P.
Consolidated Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (1)	2024	2023 (1)
Investment Income:
Interest income	$1,854,301	$1,080,228	$3,628,637	$2,074,964
Interest income allocated from the Trading Company (2)	-	518,794	-	918,168

Total investment income	1,854,301	1,599,022	3,628,637	2,993,132

Expenses:
Expenses allocated from the Trading Company	-	71,801	-	115,691
Clearing fees	133,753	97,313	279,392	187,143
Administrative and General Partner’s fees	312,306	291,828	599,358	590,296
Ongoing placement agent fees	308,544	288,396	592,192	583,423
Management fees	509,693	472,800	991,015	950,889
Incentive fees	(61,141)	-	1,081,370	-
Professional fees	141,765	111,291	277,806	224,019

Total expenses	1,344,920	1,333,429	3,821,133	2,651,461

Net investment income (loss)	509,381	265,593	(192,496)	341,671

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	752,067	1,634,273	14,661,585	569,898
Net realized gains (losses) on closed contracts allocated from the Trading Company	-	3,516,389	-	3,618,653
Net change in unrealized gains (losses) on open contracts	(4,296,498)	2,355,682	3,973,840	2,597,165
Net change in unrealized gains (losses) on open contracts allocated from the Trading Company	-	2,846,920	-	1,870,098

Total trading results	(3,544,431)	10,353,264	18,635,425	8,655,814

Net income (loss)	$(3,035,050)	$10,618,857	$18,442,929	$8,997,485

Net income (loss) per Unit*:
Class A	$(0.59)	$1.95	$3.52	$1.65

Class Z	$(0.23)	$0.86	$1.57	$0.76

Weighted average Units outstanding:
Class A	5,090,824.899	5,402,192.887	5,127,675.390	5,452,051.421

Class Z	143,319.273	149,502.290	143,319.273	149,502.290

(1)	Not consolidated.
(2)	Defined in Note 1.
*	Represents the change in net asset value per Unit during the period.
See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2022 (1)	$155,840,325	5,549,158.868	$1,800,723	149,502.290	$157,641,048	5,698,661.158
Redemptions - Limited Partners	(5,992,848)	(209,147.781)	-	-	(5,992,848)	(209,147.781)
Net income (loss)	8,885,134	-	112,351	-	8,997,485	-

Partners’ Capital, June 30, 2023 (1)	$158,732,611	5,340,011.087	$1,913,074	149,502.290	$160,645,685	5,489,513.377

Partners’ Capital, March 31, 2023 (1)	$150,804,412	5,427,771.299	$1,784,858	149,502.290	$152,589,270	5,577,273.589
Redemptions - Limited Partners	(2,562,442)	(87,760.212)	-	-	(2,562,442)	(87,760.212)
Net income (loss)	10,490,641	-	128,216	-	10,618,857	-

Partners’ Capital, June 30, 2023 (1)	$158,732,611	5,340,011.087	$1,913,074	149,502.290	$160,645,685	5,489,513.377

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2023	$145,519,896	5,183,355.701	$1,738,699	143,319.273	$147,258,595	5,326,674.974
Redemptions - General Partner	-	-	(99,854)	(7,288.629)	(99,854)	(7,288.629)
Redemptions - Limited Partners	(4,516,079)	(143,318.413)	-	-	(4,516,079)	(143,318.413)
Net income (loss)	18,217,913	-	225,016	-	18,442,929	-

Partners’ Capital, June 30, 2024	$159,221,730	5,040,037.288	$1,863,861	136,030.644	$161,085,591	5,176,067.932

Partners’ Capital, March 31, 2024	$164,581,881	5,113,646.489	$1,996,833	143,319.273	$166,578,714	5,256,965.762
Redemptions - General Partner	-	-	(99,854)	(7,288.629)	(99,854)	(7,288.629)
Redemptions - Limited Partners	(2,358,219)	(73,609.201)	-	-	(2,358,219)	(73,609.201)
Net income (loss)	(3,001,932)	-	(33,118)	-	(3,035,050)	-

Partners’ Capital, June 30, 2024	$159,221,730	5,040,037.288	$1,863,861	136,030.644	$161,085,591	5,176,067.932

(1)	Not consolidated.
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
As of June 30, 2024, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2024.
During the reporting periods ended June 30, 2024 and 2023, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.
As of June 30, 2024, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units.
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
2.   Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying consolidated financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2024 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2024 and 2023. These consolidated financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
The Consolidated Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended June 30, 2024 and 2023, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Consolidation/Partnership’s Investment in the Trading Company.
Effective October 1, 2023, the Partnership has consolidated its wholly owned investment in the Trading Company. Accordingly, the Partnership’s consolidated condensed schedule of investments as of June 30, 2024 includes the portfolio holdings of the Trading Company. The consolidated financial statements for the period from January 1, 2024 to June 30, 2024 and as of December 31, 2023, include the accounts of the Partnership and the Trading Company. All inter-company transactions and balances have been eliminated. As of and for the period ended June 30, 2023, the Partnership carried its investment in the Trading Company based on the Partnership’s (1) net contribution to the Trading Company and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Trading Company.
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
Partnership’s Cash
. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At June 30, 2024 and December 31, 2023, the amount of cash held for margin requirements was $27,829,258 and $27,997,222, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $1,765,589 (cost of $1,748,412) and $1,267,931 (cost of $1,208,212) as of June 30, 2024 and December 31, 2023, respectively.
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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3.   Financial Highlights:
Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023 (1)		2024		2023 (1)
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(0.69)	$(0.30)	$1.90	$0.82	$3.56	$1.54	$1.59	$0.69
Net investment income (loss)	0.10	0.07	0.05	0.04	(0.04)	0.03	0.06	0.07

Increase (decrease) for the period	(0.59)	(0.23)	1.95	0.86	3.52	1.57	1.65	0.76
Net asset value per Unit, beginning of period	32.18	13.93	27.78	11.94	28.07	12.13	28.08	12.04

Net asset value per Unit, end of period	$31.59	$13.70	$29.73	$12.80	$31.59	$13.70	$29.73	$12.80

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023 (1)		2024		2023 (1)
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income ***	1.1%	1.8%	0.7%	1.4%	0.4%	1.2%	0.4%	1.2

Operating expenses	3.4%	2.7%	3.4%	2.7%	3.5%	2.7%	3.4%	2.6
Incentive fees	-%	-%	-%	-%	0.7%	0.7%	-%	-

Total expenses	3.4%	2.7%	3.4%	2.7%	4.2%	3.4%	3.4%	2.6

Total return:
Total return before incentive fees	(1.8)%	(1.7)%	7.0%	7.2%	13.3%	13.7%	5.9%	6.3
Incentive fees	-%	-%	-%	-%	(0.8)%	(0.8)%	-%	-

Total return after incentive fees	(1.8)%	(1.7)%	7.0%	7.2%	12.5%	12.9%	5.9%	6.3

(1)	Not consolidated.

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
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Trading Company for the period ended June 30, 2023. Financial highlights for the
period ended June 30, 2024 were based on consolidated income and expenses.

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
The General Partner estimates that, at any given time, approximately 20.7% to 34.7% of the Partnership’s contracts are traded over-the-counter.
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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2024 and 2023 were 8,589 and 4,547, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2024 and 2023 were 8,039 and 4,457, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2024 and 2023 were 1,002 and 718, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2024 and 2023 were 1,037 and 639, respectively. The monthly average notional values of currency forward contracts traded during the three months ended June 30, 2024 and 2023 were $1,097,231,746 and $989,142,372, respectively. The monthly average notional values of currency forward contracts traded during the six months ended June 30, 2024 and 2023 were $1,019,329,052 and $872,791,428, respectively.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of June 30, 2024 and December 31, 2023, respectively.

June 30, 2024	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$4,810,788	$(2,877,943)	$1,932,845	$-	$-	$1,932,845
Forwards	3,327,777	(3,327,777)	-	-	-	-

	8,138,565	(6,205,720)	1,932,845	-	-	1,932,845
JPMorgan
Forwards	100,115	(53,625)	46,490	-	-	46,490

Total assets	$8,238,680	$(6,259,345)	$1,979,335	$-	$-	$1,979,335

Liabilities
MS&Co.
Futures	$(2,877,943)	$2,877,943	$-	$-	$-	$-
Forwards	(3,663,003)	3,327,777	(335,226)	-	335,226	-

	(6,540,946)	6,205,720	(335,226)	-	335,226	-
JPMorgan
Forwards	(53,625)	53,625	-	-	-	-

Total liabilities	$(6,594,571)	$6,259,345	$(335,226)	$-	$335,226	$-

Net fair value						$1,979,335	*

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2023	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
MS&Co.
Futures	$4,050,808	$(4,050,808)	$-	$-	$-	$-
Forwards	4,092,756	(4,092,756)	-	-	-	-

	8,143,564	(8,143,564)	-	-	-	-
JPMorgan
Forwards	51,219	(51,219)	-	-	-	-

Total assets	$8,194,783	$(8,194,783)	$-	$-	$-	$-

Liabilities
MS&Co.
Futures	$(4,570,043)	$4,050,808	$(519,235)	$-	$519,235	$-
Forwards	(5,868,972)	4,092,756	(1,776,216)	-	1,776,216	-

	(10,439,015)	8,143,564	(2,295,451)	-	2,295,451	-
JPMorgan
Forwards	(128,041)	51,219	(76,822)	-	76,822	-

Total liabilities	$(10,567,056)	$8,194,783	$(2,372,273)	$-	$2,372,273	$-

Net fair value						$-	*

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024
Assets
Futures Contracts
Currencies	$746,650
Energy	846,080
Grains	1,563,800
Indices	619,208
Interest Rates U.S.	88,454
Interest Rates Non-U.S.	494,333
Livestock	86,091
Metals	64,710
Softs	301,462

Total unrealized appreciation on open futures contracts	4,810,788

Liabilities
Futures Contracts
Currencies	(247,112)
Energy	(197,464)
Grains	(175,603)
Indices	(427,047)
Interest Rates U.S.	(346,039)
Interest Rates Non-U.S.	(899,941)
Livestock	(45,918)
Metals	(248,094)
Softs	(290,725)

Total unrealized depreciation on open futures contracts	(2,877,943)

Net unrealized appreciation on open futures contracts	$1,932,845	*

Assets
Forward Contracts
Currencies	$2,718,727
Metals	709,165

Total unrealized appreciation on open forward contracts	3,427,892

Liabilities
Forward Contracts
Currencies	(2,360,639)
Metals	(1,355,989)

Total unrealized depreciation on open forward contracts	(3,716,628)

Net unrealized depreciation on open forward contracts	$(288,736)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Consolidated Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2024		2023 (1)		2024		2023 (1)
Currencies	$(441,055)		$(211,072)		$2,033,194		$556,659
Energy	(2,996,182)		(1,104,581)		(741,744)		(1,728,829)
Grains	220,007		(636,722)		1,287,444		(797,510)
Indices	(1,700,613)		2,524,283		10,018,782		3,420,672
Interest Rates U.S.	536,550		552,758		1,155,772		588,908
Interest Rates Non-U.S.	528,809		1,768,812		233,556		304,484
Livestock	(532,622)		446,157		(1,222,385)		455,082
Metals	377,339		280,969		(732,926)		(482,767)
Softs	463,336		369,351		6,603,732		850,364

Total	$(3,544,431)	***	$3,989,955	***	$18,635,425	***	$3,167,063	***

(1)	Not consolidated.
***	This amount is in “Total trading results” in the Consolidated Statements of Income and Expenses.
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
The Partnership and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2024 and December 31, 2023 and for the periods ended June 30, 2024 and 2023, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,810,788	$4,810,788	$-	$-
Forwards	3,427,892	-	3,427,892	-

Total assets	$8,238,680	$4,810,788	$3,427,892	$-

Liabilities
Futures	$2,877,943	$2,877,943	$-	$-
Forwards	3,716,628	-	3,716,628	-

Total liabilities	$6,594,571	$2,877,943	$3,716,628	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,050,808	$4,050,808	$-	$-
Forwards	4,143,975	-	4,143,975	-

Total assets	$8,194,783	$4,050,808	$4,143,975	$-

Liabilities
Futures	$4,570,043	$4,570,043	$-	$-
Forwards	5,997,013	-	5,997,013	-

Total liabilities	$10,567,056	$4,570,043	$5,997,013	$-

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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2024.
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
As of June 30 2024 and December 31, 2023, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	June 30, 2024
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$58,710,018	$507,939	$58,202,079

	December 31, 2023
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$56,626,728	$1,342,545	$55,284,183
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the three months ended June 30, 2024

	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$597,505	$(1,474,399)	$(876,894)

	For the six months ended June 30, 2024

	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$1,176,474	$7,425,108	$8,601,582

	For the three months ended June 30, 2023

	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$446,993	$6,363,309	$6,810,302

	For the six months ended June 30, 2023

	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$802,477	$5,488,751	$6,291,228

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	June 30, 2024		For the three months ended June 30, 2024
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
CMF Winton	36.24%	$58,383,659	$(826,828)	$31,441	$18,625	$(876,894)	Commodity Portfolio	Monthly

	June 30, 2024		For the six months ended June 30, 2024
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
CMF Winton	36.24%	$58,383,659	$8,723,291	$84,458	$37,251	$8,601,582	Commodity Portfolio	Monthly

	December 31, 2023		For the three months ended June 30, 2023
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
CMF Winton	37.67%	$55,472,926	$6,882,103	$53,783	$18,018	$6,810,302	Commodity Portfolio	Monthly

	December 31, 2023		For the six months ended June 30, 2023
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
CMF Winton	37.67%	$55,472,926	$6,406,919	$79,723	$35,968	$6,291,228	Commodity Portfolio	Monthly
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2024.

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

For the six months ended June 30, 2024, the Partnership’s capital increased 9.4% from $147,258,595 to $161,085,591. This increase was attributable to a net income of $18,442,929 which was partially offset by redemptions of 143,318.413 Class A limited partner Units totaling $4,516,079 and redemptions of 7,288.629 Class Z General Partner Units totaling $99,854. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2024, the net asset value per Unit for Class A decreased 1.8% from $32.18 to $31.59 as compared to an increase of 7.0% during the second quarter of 2023. During the Partnership’s second quarter of 2024, the net asset value per Unit for Class Z decreased 1.7% from $13.93 to $13.70 as compared to an increase of 7.2% during the second quarter of 2023. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2024 of $3,544,431. Losses were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, indices and livestock and were partially offset by gains in grains, U.S. and non-U.S. interest rates, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2023 of $10,353,264. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, indices, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in energy and grains.

During the second quarter, the Partnership’s largest trading losses were incurred within the energy markets during May from short positions in European and U.S. natural gas futures as prices rallied higher on tight supplies. Further losses in the sector during May were incurred from long positions in crude oil and its refined products. Within the global stock index markets, losses were recorded primarily during April from long positions in Asian, U.S., and European equity index futures as “risk-off” sentiment among investors weighed on stock prices. Additional losses were incurred within the currency markets during May from short positions in the euro, Norwegian krone, and Swiss franc versus the U.S. dollar as the relative value of the dollar dropped against these European currencies as the European Central Bank voiced a high commitment to cutting interest rates to bolster the Eurozone economy. A portion of the Partnership’s overall losses for the second quarter was offset by gains achieved within global fixed income sector during April from short positions in U.S. and European fixed income futures as yields advanced amid speculation persistent inflation could potentially alter future global central bank interest rate policies. Further gains were recorded in the metals markets during April from long positions in copper futures as prices surged higher on high demand and during May from long positions in silver futures. Gains in the agricultural markets were achieved during June from short positions in corn, wheat, and soybean futures as beneficial growing weather in the Midwest and increased exports from South America pressured grain prices lower.

During the Partnership’s six months ended June 30, 2024, the net asset value per Unit for Class A increased 12.5% from $28.07 to $31.59 as compared to an increase of 5.9% during the six months ended June 30, 2023. During the Partnership’s six months ended June 30, 2024, the net asset value per Unit for Class Z increased 12.9% from $12.13 to $13.70 as compared to an increase of 6.3% during the six months ended June 30, 2023. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2024 of $18,635,425. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, grains, indices, U.S. and non-U.S. interest rates and softs and were partially offset by losses in energy, livestock and metals. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2023 of $8,655,814. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, indices, U.S. interest rates, livestock and softs and were partially offset by gains in energy, grains, non-U.S. interest rates and metals.

During the first six months of the year, the Partnership’s largest gains were achieved within the global stock index sector during January, February, and March from long positions in Asian, European, and U.S. equity index futures as prices rallied amid investor expectations for global central banks, most notably the Fed, to be aggressive in cutting interest rates in the second half of 2024. In the agricultural markets, gains were recorded from January through April from long positions in cocoa futures as cocoa prices surged to record highs amid concern extremely hot weather conditions in key West African growing regions would severely damage crops. Further gains within the agricultural markets were experienced during January, February, and June from short positions in corn and wheat futures. In currencies, the largest gains were achieved during the first four months of the year from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen weakened versus the dollar amid an outlook Japan’s central bank would not be as aggressive in its interest rate policies compared to the U.S. Federal Reserve. A portion of the Partnership’s overall gains for the first six months of the year was offset by losses in the metals sector during February and June from long positions in copper futures as price uncertainty over the strength of the Chinee housing and manufacturing sectors resulted in reversals of previous bullish price trends in copper. Losses were incurred within the energy markets during May from short positions in European and U.S. natural gas futures as prices rallied higher on tight supplies. Further losses in the sector during May were incurred from long positions in crude oil and its refined products.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and six months ended June 30, 2024 increased by $255,279 and $635,505, respectively, as compared to the corresponding periods in 2023. The increase in interest income was primarily due to higher interest rates and higher average daily equity during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2024 increased by $36,440 and $92,249, respectively, as compared to the corresponding periods in 2023. The increase in clearing fees was primarily due to an increase in the number of trades made by the Partnership during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and six months ended June 30, 2024 increased by $20,148 and $8,769, respectively, as compared to the corresponding periods in 2023. The increase was primarily due to an increase in Class A adjusted net assets during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner’s fees for the three and six months ended June 30, 2024 increased by $20,478 and $9,062, respectively, as compared to the corresponding periods in 2023. The increase was primarily due to an increase in average net assets during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2024 increased by $36,893 and $40,126, respectively, as compared to the corresponding periods in 2023. The increase was primarily due to an increase in average net assets during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreement among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three and six months ended June 30, 2024 resulted in a reversal of incentive fees of $61,141 and incentive fees of $1,081,370, respectively. Trading performance for the three and six months ended June 30, 2023 resulted in incentive fees of $0 and $0, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

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

As of June 30, 2024 and March 31, 2024, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

Advisor	June 30, 2024	June 30, 2024 (percentage of Partners’ Capital)	March 31, 2024	March 31, 2024 (percentage of Partners’ Capital)
Campbell	$40,095,293	25%	$40,928,614	24%
EMC	12,885,992	8%	13,390,530	8%
Graham	39,189,319	24%	42,650,320	26%
WCM	58,427,255	36%	61,304,403	37%
Unallocated	10,487,732	7%	8,304,847	5%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2024. As of June 30, 2024, the Partnership’s total capitalization was $161,085,591.

June 30, 2024

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,618,464	5.97%
Energy	1,724,219	1.07
Grains	1,529,053	0.95
Indices	5,887,053	3.66
Interest Rates U.S.	2,069,957	1.29
Interest Rates Non-U.S.	2,888,474	1.79
Livestock	248,270	0.15
Metals	2,289,867	1.42
Softs	973,070	0.60

Total	$27,228,427	16.90%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of June 30, 2024 and December 31, 2023, and the highest, lowest and average values during the three months ended June 30, 2024 and for the twelve months ended December 31, 2023. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of June 30, 2024, the Partnership’s total capitalization was $161,085,591.

June 30, 2024

			Three Months Ended June 30, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,062,857	5.00%	$9,996,999	$6,116,639	$7,899,335
Energy	1,312,326	0.81	2,153,964	728,000	1,484,245
Grains	1,029,916	0.64	1,159,957	697,003	889,160
Indices	4,733,512	2.94	5,906,462	3,968,608	4,785,159
Interest Rates U.S.	1,642,939	1.02	1,763,473	1,209,499	1,483,522
Interest Rates Non-U.S.	2,135,487	1.33	2,449,793	1,460,020	2,045,048
Livestock	164,835	0.10	173,113	36,778	107,727
Metals	927,469	0.58	1,560,676	786,476	1,235,817
Softs	594,062	0.37	941,722	549,022	754,640

Total	$20,603,403	12.79%

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

As of June 30, 2024, the Trading Company’s total capitalization was $58,202,079 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of June 30, 2024 was as follows:

June 30, 2024

			Three Months Ended June 30, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,555,607	2.67%	$1,896,084	$1,382,083	$1,573,890
Energy	411,893	0.71	1,091,174	250,868	638,453
Grains	499,137	0.86	762,494	246,591	477,520
Indices	1,153,541	1.98	1,999,751	1,120,211	1,456,228
Interest Rates U.S.	427,018	0.73	991,018	427,018	802,534
Interest Rates Non-U.S.	752,987	1.30	1,170,906	693,950	986,675
Livestock	83,435	0.14	406,340	83,435	260,499
Metals	1,362,398	2.34	1,453,094	960,671	1,172,283
Softs	379,008	0.65	818,161	379,008	605,982

Total	$6,625,024	11.38%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Civil Litigation

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $133. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiffs by the Company was approximately $116. On August 11, 2016, the Appellate Division affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On October 1, 2024, trial is scheduled to begin.

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 11, 2024, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 Viacom Class B Common Stock offering and a $1,000 offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Company, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Company and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Company’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal of the court’s grant of class certification.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, along with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). Plaintiffs seek, among other relief, treble damages. The class action complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On October 5, 2023, defendants petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision, which was granted on February 5, 2024.

An affiliate of the Company is engaging with the U.K. Competition and Markets Authority in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding its activities concerning certain liquid fixed income products between 2009 and 2012. On May 24, 2023, the U.K. Competition and Markets Authority issued a Statement of Objections setting out its provisional findings that the affiliate had breached U.K. competition law by sharing competitively sensitive information in connection with gilts and gilt asset swaps between 2009 and 2012.The affiliate is contesting the provisional findings. Separately, on June 16, 2023, the affiliate and the Company, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. On September 28, 2023, the defendants filed a joint motion to dismiss the complaint, which has been fully briefed.

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

Item 1A.
Risk Factors
.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “
Risk Factors
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 and under Part II, Item 1A. “
Risk Factors
.” in the Partnership’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2024, other than as disclosed in Note 4, “Financial Instrument Risks,” of the financial statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended June 30, 2024, there were no additional subscriptions of Class A and Class Z Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.
Proceeds of net offering are used for the trading of Futures Interests.
The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	18,024.175	$32.93	N/A	N/A
May 1, 2024 - May 31, 2024	32,416.419	$31.86	N/A	N/A
June 1, 2024 - June 30, 2024	23,168.607	$31.59	N/A	N/A
	73,609.201	$32.04
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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended June 30, 2024, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2024 by the directors and officers of the General Partner.

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

CERES CLASSIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 9, 2024

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	August 9, 2024

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.