Form 10-Q
period 2024-09-30
Ceres Classic L.P.
filed 2024-11-12
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X

As of October 31, 2024, 4,925,911.519 Limited Partnership Class A Units were outstanding and 11,079.649 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.

Ceres Classic L.P.
Consolidated Statements of Financial Condition

	September 30, 2024 (Unaudited)	December 31, 2023
Assets:
Equity in trading account:
Unrestricted cash	$115,880,653	$121,195,534
Restricted cash	29,132,341	27,997,222
Foreign cash (cost $1,300,246 and $1,208,212 at September 30, 2024 and December 31, 2023, respectively)	1,344,019	1,267,931
Net unrealized appreciation on open futures contracts	3,333,821	-

Total equity in trading account	149,690,834	150,460,687

Interest receivable	466,374	537,528

Total assets	$150,157,208	$150,998,215

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$519,235
Net unrealized depreciation on open forward contracts	145,075	1,853,038
Accrued expenses:
Administrative and General Partner’s fees	92,111	96,193
Management fees	149,749	159,316
Professional fees	242,979	218,602
Redemptions payable to General Partner	-	75,000
Redemptions payable to Limited Partners	731,436	818,236

Total liabilities	1,361,350	3,739,620

Partners’ Capital:
General Partner, Class Z, 124,950.995 and 132,239.624 Units outstanding at September 30, 2024 and December 31, 2023, respectively	1,612,830	1,604,285
Limited Partners, Class A, 4,950,245.140 and 5,183,355.701 Units outstanding at September 30, 2024 and December 31, 2023, respectively	147,040,017	145,519,896
Limited Partners, Class Z, 11,079.649 Units outstanding at September 30, 2024 and December 31, 2023	143,011	134,414

Total partners’ capital (net asset value)	148,795,858	147,258,595

Total liabilities and partners’ capital	$150,157,208	$150,998,215

Net asset value per Unit:
Class A	$29.70	$28.07

Class Z	$12.91	$12.13

See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Condensed Schedule of Investments
September 30, 2024
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital

Futures Contracts Purchased
Currencies	575	$695,410	0.47%
Energy	71	(139,630)	(0.09)
Grains	62	52,111	0.04
Indices	922	1,696,630	1.14
Interest Rates U.S.	662	(43,052)	(0.03)
Interest Rates Non-U.S.	2,793	630,473	0.42
Livestock	107	179,348	0.12
Metals	143	865,703	0.58
Softs	342	806,687	0.54

Total futures contracts purchased		4,743,680	3.19

Futures Contracts Sold
Currencies	253	45,185	0.03
Energy	532	(415,873)	(0.28)
Grains	677	(482,434)	(0.32)
Indices	115	(294,942)	(0.20)
Interest Rates U.S.	18	2,930	0.00 *
Interest Rates Non-U.S.	327	177,743	0.12
Livestock	62	(127,135)	(0.09)
Metals	115	(228,598)	(0.15)
Softs	59	(86,735)	(0.06)

Total futures contracts sold		(1,409,859)	(0.95)

Net unrealized appreciation on open futures contracts		$3,333,821	2.24%

Unrealized Appreciation on Open Forward Contracts
Currencies	$183,069,601	$2,107,810	1.41%
Metals	272	1,186,361	0.80

Total unrealized appreciation on open forward contracts		3,294,171	2.21

Unrealized Depreciation on Open Forward Contracts
Currencies	$175,943,799	(1,779,766)	(1.20)
Metals	283	(1,659,480)	(1.11)

Total unrealized depreciation on open forward contracts		(3,439,246)	(2.31)

Net unrealized depreciation on open forward contracts		$(145,075)	(0.10)%

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

Ceres Classic L.P.
Consolidated Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023 (1)	2024	2023 (1)
Investment Income:
Interest income	$1,722,118	$1,204,735	$5,350,755	$3,279,699
Interest income allocated from the Trading Company (2)	-	617,006	-	1,535,174

Total investment income	1,722,118	1,821,741	5,350,755	4,814,873

Expenses:
Expenses allocated from the Trading Company	-	45,513	-	161,204
Clearing fees	171,881	88,591	451,273	275,734
Administrative and General Partner’s fees	289,746	298,322	889,104	888,618
Ongoing placement agent fees	286,367	294,751	878,559	878,174
Management fees	472,852	496,055	1,463,867	1,446,944
Incentive fees	-	207,613	1,081,370	207,613
Professional fees	143,650	112,695	421,456	336,714

Total expenses	1,364,496	1,543,540	5,185,629	4,195,001

Net investment income	357,622	278,201	165,126	619,872

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(11,514,480)	5,075,147	3,147,105	5,645,045
Net realized gains (losses) on closed contracts allocated from the Trading Company	-	2,656,290	-	6,274,943
Net change in unrealized gains (losses) on open contracts	1,571,233	(1,712,692)	5,545,073	884,473
Net change in unrealized gains (losses) on open contracts allocated from the Trading Company	-	(140,798)	-	1,729,300

Total trading results	(9,943,247)	5,877,947	8,692,178	14,533,761

Net income (loss)	$(9,585,625)	$6,156,148	$8,857,304	$15,153,633

Net income (loss) per Unit*:
Class A	$(1.89)	$1.15	$1.63	$2.80

Class Z	$(0.79)	$0.52	$0.78	$1.28

Weighted average Units outstanding:
Class A	5,003,139.734	5,315,711.160	5,086,163.505	5,406,604.667

Class Z	136,030.644	149,502.290	140,889.730	149,502.290

(1)	Not consolidated.
(2)	Defined in Note 1.
*	Represents the change in net asset value per Unit during the period.
See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units

Partners’ Capital, December 31, 2022 (1)	$155,840,325	5,549,158.868	$1,800,723	149,502.290	$157,641,048	5,698,661.158
Redemptions - Limited Partners	(7,795,424)	(269,623.780)	-	-	(7,795,424)	(269,623.780)
Net income (loss)	14,963,554	-	190,079	-	15,153,633	-

Partners’ Capital, September 30, 2023 (1)	$163,008,455	5,279,535.088	$1,990,802	149,502.290	$164,999,257	5,429,037.378

Partners’ Capital, June 30, 2023 (1)	$158,732,611	5,340,011.087	$1,913,074	149,502.290	$160,645,685	5,489,513.377
Redemptions - Limited Partners	(1,802,576)	(60,475.999)	-	-	(1,802,576)	(60,475.999)
Net income (loss)	6,078,420	-	77,728	-	6,156,148	-

Partners’ Capital, September 30, 2023 (1)	$163,008,455	5,279,535.088	$1,990,802	149,502.290	$164,999,257	5,429,037.378

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units

Partners’ Capital, December 31, 2023	$145,519,896	5,183,355.701	$1,738,699	143,319.273	$147,258,595	5,326,674.974
Redemptions - General Partner	-	-	(99,854)	(7,288.629)	(99,854)	(7,288.629)
Redemptions - Limited Partners	(7,220,187)	(233,110.561)	-	-	(7,220,187)	(233,110.561)
Net income (loss)	8,740,308	-	116,996	-	8,857,304	-

Partners’ Capital, September 30, 2024	$147,040,017	4,950,245.140	$1,755,841	136,030.644	$148,795,858	5,086,275.784

Partners’ Capital, June 30, 2024	$159,221,730	5,040,037.288	$1,863,861	136,030.644	$161,085,591	5,176,067.932
Redemptions - Limited Partners	(2,704,108)	(89,792.148)	-	-	(2,704,108)	(89,792.148)
Net income (loss)	(9,477,605)	-	(108,020)	-	(9,585,625)	-

Partners’ Capital, September 30, 2024	$147,040,017	4,950,245.140	$1,755,841	136,030.644	$148,795,858	5,086,275.784

(1)	Not consolidated.
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
As of September 30, 2024, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2024.
During the reporting periods ended September 30, 2024 and 2023, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.
As of September 30, 2024, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units.
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
The accompanying consolidated financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2024 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2024 and 2023. These consolidated financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
Statement of Cash Flows.
The Partnership has not provided a Consolidated Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230,
“Statement of Cash Flows.”
The Consolidated Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended September 30, 2024 and 2023, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Consolidation/Partnership’s Investment in the Trading Company.
Effective October 1, 2023, the Partnership has consolidated its wholly owned investment in the Trading Company. Accordingly, the Partnership’s consolidated condensed schedule of investments as of September 30, 2024 includes the portfolio holdings of the Trading Company. The consolidated financial statements for the period from January 1, 2024 to September 30, 2024 and as of December 31, 2023, include the accounts of the Partnership and the Trading Company. All inter-company transactions and balances have been eliminated. As of and for the period ended September 30, 2023, the Partnership carried its investment in the Trading Company based on the Partnership’s (1) net contribution to the Trading Company and (
2
) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Trading Company.
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
Partnership’s Cash
. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At September 30, 2024 and December 31, 2023, the amount of cash held for margin requirements was $29,132,341 and $27,997,222, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $1,344,019 (cost of $1,300,246) and $1,267,931 (cost of $1,208,212) as of September 30, 2024 and December 31, 2023, respectively.
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
10-K
for the year ended December 31, 2023.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2024 and
2023
were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023 (1)		2024		2023 (1)
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(1.96)	$(0.85)	$1.10	$0.47	$1.60	$0.69	$2.69	$1.16
Net investment income	0.07	0.06	0.05	0.05	0.03	0.09	0.11	0.12

Increase (decrease) for the period	(1.89)	(0.79)	1.15	0.52	1.63	0.78	2.80	1.28
Net asset value per Unit, beginning of period	31.59	13.70	29.73	12.80	28.07	12.13	28.08	12.04

Net asset value per Unit, end of period	$29.70	$12.91	$30.88	$13.32	$29.70	$12.91	$30.88	$13.32

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023 (1)		2024		2023 (1)
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners' Capital: **
Net investment income ***	0.9%	1.7%	1.1%	1.8%	0.4%	1.1%	0.6%	1.4%

Operating expenses	3.6%	2.8%	3.3%	2.6%	3.5%	2.7%	3.4%	2.6%
Incentive fees	-%	-%	0.1%	0.1%	0.7%	0.7%	0.1%	0.1%

Total expenses	3.6%	2.8%	3.4%	2.7%	4.2%	3.4%	3.5%	2.7%

Total return:
Total return before incentive fees	(6.0)%	(5.8)%	4.0%	4.2%	6.6%	7.2%	10.1%	10.7%
Incentive fees	-%	-%	(0.1)%	(0.1)%	(0.8)%	(0.8)%	(0.1)%	(0.1)%

Total return after incentive fees	(6.0)%	(5.8)%	3.9%	4.1%	5.8%	6.4%	10.0%	10.6%

(1)	Not consolidated.

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
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Trading Company for the period ended September 30, 2023. Financial highlights for the period ended September 30, 2024 were based on consolidated income and expenses.

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
The General Partner estimates that, at any given time, approximately 26.4% to 35.0% of the Partnership’s contracts are traded over-the-counter.
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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza strip and conducted a series of terror attacks on civilian and military targets. Shortly following the attack, Israel’s security cabinet declared war against Hamas. These conflicts and subsequent sanctions have created volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved and have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s/
Trading
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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2024 and 2023 were 7,747 and 4,996, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2024 and 2023 were 7,942 and 4,637, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2024 and 2023 were 915 and 816, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2024 and 2023 were 996 and 698, respectively. The monthly average notional values of currency forward contracts traded during the three months ended September 30, 2024 and 2023 were $927,153,673 and $788,562,139, respectively. The monthly average notional values of currency forward contracts traded during the nine months ended September 30, 2024 and 2023 were $988,603,926 and $844,714,998, respectively.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of September 30, 2024 and December 31, 2023, respectively.

September 30, 2024	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$6,442,392	$(3,108,571)	$3,333,821	$-	$-	$3,333,821
Forwards	3,181,865	(3,181,865)	-	-	-	-

	9,624,257	(6,290,436)	3,333,821	-	-	3,333,821
JPMorgan
Forwards	112,306	(112,306)	-	-	-	-

Total assets	$9,736,563	$(6,402,742)	$3,333,821	$-	$-	$3,333,821

Liabilities
MS&Co.
Futures	$(3,108,571)	$3,108,571	$-	$-	$-	$-
Forwards	(3,289,020)	3,181,865	(107,155)	-	107,155	-

	(6,397,591)	6,290,436	(107,155)	-	107,155	-
JPMorgan
Forwards	(150,226)	112,306	(37,920)	-	37,920	-

Total liabilities	$(6,547,817)	$6,402,742	$(145,075)	$-	$145,075	$-

Net fair value						$3,333,821	*

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2023	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$4,050,808	$(4,050,808)	$-	$-	$-	$-
Forwards	4,092,756	(4,092,756)	-	-	-	-

	8,143,564	(8,143,564)	-	-	-	-
JPMorgan
Forwards	51,219	(51,219)	-	-	-	-

Total assets	$8,194,783	$(8,194,783)	$-	$-	$-	$-

Liabilities
MS&Co.
Futures	$(4,570,043)	$4,050,808	$(519,235)	$-	$519,235	$-
Forwards	(5,868,972)	4,092,756	(1,776,216)	-	1,776,216	-

	(10,439,015)	8,143,564	(2,295,451)	-	2,295,451	-
JPMorgan
Forwards	(128,041)	51,219	(76,822)	-	76,822	-

Total liabilities	$(10,567,056)	$8,194,783	$(2,372,273)	$-	$2,372,273	$-

Net fair value						$-	*

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024

Assets
Futures Contracts
Currencies	$816,176
Energy	226,004
Grains	215,115
Indices	1,872,208
Interest Rates U.S.	132,363
Interest Rates Non-U.S.	1,179,754
Livestock	191,015
Metals	904,024
Softs	905,733

Total unrealized appreciation on open futures contracts	6,442,392

Liabilities
Futures Contracts
Currencies	(75,581)
Energy	(781,507)
Grains	(645,438)
Indices	(470,520)
Interest Rates U.S.	(172,485)
Interest Rates Non-U.S.	(371,538)
Livestock	(138,802)
Metals	(266,919)
Softs	(185,781)

Total unrealized depreciation on open futures contracts	(3,108,571)

Net unrealized appreciation on open futures contracts	$3,333,821	*

Assets
Forward Contracts
Currencies	$2,107,810
Metals	1,186,361

Total unrealized appreciation on open forward contracts	3,294,171

Liabilities
Forward Contracts
Currencies	(1,779,766)
Metals	(1,659,480)

Total unrealized depreciation on open forward contracts	(3,439,246)

Net unrealized depreciation on open forward contracts	$(145,075)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Consolidated Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2024		2023 (1)		2024		2023 (1)
Currencies	$(3,289,057)		$67,474		$(1,255,863)		$624,133
Energy	(1,336,648)		3,967,407		(2,078,392)		2,238,578
Grains	463,919		216,499		1,751,363		(581,012)
Indices	(3,235,977)		(1,809,216)		6,782,805		1,611,456
Interest Rates U.S.	(1,192,894)		1,343,270		(37,122)		1,932,178
Interest Rates Non-U.S.	(793,680)		317,523		(560,124)		622,007
Livestock	(315,633)		(212)		(1,538,018)		454,870
Metals	(943,173)		(1,011,412)		(1,676,099)		(1,494,178)
Softs	699,896		271,122		7,303,628		1,121,486

Total	$(9,943,247)	***	$3,362,455	***	$8,692,178	***	$6,529,518	***

(1)	Not consolidated.
***	This amount is in “Total trading results” in the Consolidated Statements of Income and Expenses.

6.	Fair Value Measurements:
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
The Partnership and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2024 and December 31, 2023 and for the periods ended September 30, 2024 and 2023, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,442,392	$6,442,392	$-	$-
Forwards	3,294,171	-	3,294,171	-

Total assets	$9,736,563	$6,442,392	$3,294,171	$-

Liabilities
Futures	$3,108,571	$3,108,571	$-	$-
Forwards	3,439,246	-	3,439,246	-

Total liabilities	$6,547,817	$3,108,571	$3,439,246	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,050,808	$4,050,808	$-	$-
Forwards	4,143,975	-	4,143,975	-

Total assets	$8,194,783	$4,050,808	$4,143,975	$-

Liabilities
Futures	$4,570,043	$4,570,043	$-	$-
Forwards	5,997,013	-	5,997,013	-

Total liabilities	$10,567,056	$4,570,043	$5,997,013	$-

7.	Investment in the Trading Company:
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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2024.
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
As of September 30, 2024 and December 31, 2023, the Partnership owned 100% of
CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Effective October 1, 2023, the Partnership has consolidated its wholly owned investment in the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	September 30, 2024
	Total Assets	Total Liabilities	Total Capital
CMF Winton	$53,383,664	$485,286	$52,898,378

	December 31, 2023
	Total Assets	Total Liabilities	Total Capital

CMF Winton	$56,626,728	$1,342,545	$55,284,183
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the three months ended September 30, 2024

	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$510,834	$(4,362,338)	$(3,851,504)

	For the nine months ended September 30, 2024

	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$1,687,308	$3,062,770	$4,750,078

	For the three months ended September 30, 2023

	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$571,493	$2,515,492	$3,086,985

	For the nine months ended September 30, 2023

	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$1,373,970	$8,004,243	$9,378,213

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	September 30, 2024		For the three months ended September 30, 2024
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
CMF Winton	35.65%	$53,051,931	$(3,757,935)	$74,944	$18,625	$(3,851,504)	Commodity Portfolio	Monthly

	September 30, 2024		For the nine months ended September 30, 2024
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
CMF Winton	35.65%	$53,051,931	$4,965,356	$159,402	$55,876	$4,750,078	Commodity Portfolio	Monthly

	December 31, 2023		For the three months ended September 30, 2023
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
CMF Winton	37.67%	$55,472,926	$3,132,498	$27,563	$17,950	$3,086,985	Commodity Portfolio	Monthly

	December 31, 2023		For the nine months ended September 30, 2023
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
CMF Winton	37.67%	$55,472,926	$9,539,417	$107,286	$53,918	$9,378,213	Commodity Portfolio	Monthly

8.	Subsequent Events:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2024.

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

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Units. The Partnership’s primary need for capital resources is for Futures Interests trading.

For the nine months ended September 30, 2024, the Partnership’s capital increased 1.0% from $147,258,595 to $148,795,858. This increase was attributable to a net income of $8,857,304 which was partially offset by redemptions of 233,110.561 Class A limited partner Units totaling $7,220,187 and redemptions of 7,288.629 Class Z General Partner Units totaling $99,854. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2024, the net asset value per Unit for Class A decreased 6.0% from $31.59 to $29.70 as compared to an increase of 3.9% during the third quarter of 2023. During the Partnership’s third quarter of 2024, the net asset value per Unit for Class Z decreased 5.8% from $13.70 to $12.91 as compared to an increase of 4.1% during the third quarter of 2023. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2024 of $9,943,247. Losses were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, indices, U.S. interest rates, livestock and metals and were partially offset by gains in grains, non-U.S. interest rates and softs. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2023 of $5,877,947. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, grains, U.S. interest rates, livestock and softs and were partially offset by losses in indices, non-U.S. interest rates and metals.

During the third quarter, the Partnership’s most notable losses were incurred during August within the global stock index sector from long positions in Asian, U.S., and European equity index futures as stock prices retreated after the Bank of Japan unexpectedly raised interest rates, while technology stocks also fell under broad selling pressure. In the currencies, losses were recorded during July and August from short positions in the Japanese yen versus the U.S. dollar as the value of the yen surged higher as the Bank of Japan (“BOJ”) raised interest rates following protracted weakness in the nation’s currency. Smaller currency losses were experienced during July and August from short positions in the Euro and Swiss franc. Further losses were incurred during July and August from short positions in U.S. fixed income futures as yields fell and prices rose amid rising expectations for multiple interest rate cuts by the Fed in 2024. In the energies, losses were recorded throughout the third quarter from long positions in crude oil futures as prices declined amid high global inventories and on concerns a slowdown in the global economy would diminish energy demand. Additional losses were experienced in the metals sector during July and August from long positions in industrial metals as prices slid on an outlook for slowing import demand from China. A portion of the Partnership’s losses for the third quarter was offset by gains achieved within the agricultural sector during July from short positions in soybeans, wheat, and corn futures as grain prices trended lower as industry reports predicted larger-than-expected crop harvests in the U.S. and South America. Further gains in the agriculturals were recorded during August and September from long positions in coffee futures as drought conditions in key global growing regions threatened crops.

During the Partnership’s nine months ended September 30, 2024, the net asset value per Unit for Class A increased 5.8% from $28.07 to $29.70 as compared to an increase of 10.0% during the nine months ended September 30, 2023. During the Partnership’s nine months ended September 30, 2024, the net asset value per Unit for Class Z increased 6.4% from $12.13 to $12.91 as compared to an increase of 10.6% during the nine months ended September 30, 2023. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2024 of $8,692,178. Gains were primarily attributable to the Partnership’s trading of Futures Interests in grains, indices and softs and were partially offset by losses in currencies, energy, U.S. and non-U.S. interest rates, livestock and metals. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2023 of $14,533,761. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, indices, U.S. interest rates, livestock and softs and were partially offset by losses in grains, non-U.S. interest rates and metals.

During the first nine months of the year, the Partnership’s largest gains were achieved within the agricultural markets from January through April from long positions in cocoa futures as cocoa prices surged to record highs amid concern extremely hot weather conditions in key West African growing regions would severely damage crops. Further gains within the agricultural markets were experienced during January, February, June, and July from short positions in corn and wheat futures. Gains were also experienced within the global stock index sector during January, February, and March from long positions in Asian, European, and U.S. equity index futures as prices rallied during the first quarter amid investor expectations for global central banks, most notably the Fed, to be aggressive in cutting interest rates in the second half of 2024. A portion of the Partnership’s overall gains for the first nine months of the year was offset by losses in the energies during May, July, August, and September from long positions in crude oil futures as prices declined amid high global inventories and on concerns a slowdown in the global economy would diminish energy demand. Within the metals sector, losses were recorded during February and June from long positions in copper futures as price uncertainty over the strength of the Chinee housing and manufacturing sectors resulted in reversals of previous bullish price trends in copper. Losses were incurred within the currency markets during the second and third quarters from short positions in the Euro versus the U.S. dollar as the value of the U.S. currency weakened versus its Eurozone counterpart.

Additional losses were recorded from May through August from short positions in U.S. and European fixed income futures as yields fell as improving economic data spurred speculation central banks across the globe would be aggressive in cutting interest rates through the end of 2024.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and nine months ended September 30, 2024 decreased by $99,623 and increased by $535,882, respectively, as compared to the corresponding periods in 2023. The decrease in interest income was primarily due to lower interest rates and lower average daily equity during the three months ended September 30, 2024 as compared to the corresponding period in 2023. The increase in interest income was primarily due to higher interest rates and higher average daily equity during the nine months ended September 30, 2024 as compared to the corresponding period in 2023. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2024 increased by $83,290 and $175,539, respectively, as compared to the corresponding periods in 2023. The increase in clearing fees was primarily due to an increase in the number of trades made by the Partnership during the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and nine months ended September 30, 2024 decreased by $8,384 and increased by $385, respectively, as compared to the corresponding periods in 2023. The decrease was primarily due to a decrease in Class A adjusted net assets during the three months ended September 30, 2024 as compared to the corresponding period in 2023. The increase was primarily due to an increase in Class A adjusted net assets during the nine months ended September 30, 2024 as compared to the corresponding period in 2023.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner’s fees for the three and nine months ended September 30, 2024 decreased by $8,576 and increased by $486, respectively, as compared to the corresponding periods in 2023. The decrease was primarily due to a decrease in average net assets during the three months ended September 30, 2024 as compared to the corresponding period in 2023. The increase was primarily due to an increase in average net assets during the nine months ended September 30, 2024 as compared to the corresponding period in 2023. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2024 decreased by $23,203 and increased by $16,923, respectively, as compared to the corresponding periods in 2023. The decrease was primarily due to a decrease in average net assets during the three months ended September 30, 2024 as compared to the corresponding period in 2023. The increase was primarily due to an increase in average net assets during the nine months ended September 30, 2024 as compared to the corresponding period in 2023.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreement among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three and nine months ended September 30, 2024 resulted in incentive fees of $0 and $1,081,370, respectively. Trading performance for the three and nine months ended September 30, 2023 resulted in incentive fees of $207,613. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

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

As of September 30, 2024 and June 30, 2024, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

Advisor	September 30, 2024	September 30, 2024 (percentage of Partners’ Capital)	June 30, 2024	June 30, 2024 (percentage of Partners’ Capital)
Campbell	$41,696,229	28%	$40,095,293	25%
EMC	11,965,257	8%	12,885,992	8%
Graham	31,864,649	21%	39,189,319	24%
WCM	53,092,471	36%	58,427,255	36%
Unallocated	10,177,252	7%	10,487,732	7%

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

Quantifying the Partnership’s and the Trading Company’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s/Trading Company’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2024. As of September 30, 2024, the Partnership’s total capitalization was $148,795,858.

September 30, 2024

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,786,526	5.91%
Energy	2,396,217	1.61
Grains	1,067,415	0.72
Indices	5,795,550	3.89
Interest Rates U.S.	1,730,735	1.16
Interest Rates Non-U.S.	3,798,502	2.55
Livestock	487,053	0.33
Metals	2,911,618	1.96
Softs	1,626,495	1.09

Total	$28,600,111	19.22%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of September 30, 2024 and December 31, 2023, and the highest, lowest and average values during the three months ended September 30, 2024 and for the twelve months ended December 31, 2023. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of September 30, 2024, the Partnership’s total capitalization was $148,795,858.

September 30, 2024

			Three Months Ended September 30, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,630,724	5.13%	$9,859,150	$7,397,733	$8,496,017
Energy	1,367,990	0.92	1,609,577	1,094,307	1,351,650
Grains	653,084	0.44	1,348,185	653,084	1,070,521
Indices	4,576,766	3.08	6,071,621	2,093,362	4,216,337
Interest Rates U.S.	1,267,466	0.85	1,905,998	453,754	1,040,891
Interest Rates Non-U.S.	2,961,774	1.99	3,379,041	1,655,075	2,571,991
Livestock	298,568	0.20	298,568	83,605	176,897
Metals	1,249,364	0.84	1,538,665	915,206	1,307,970
Softs	1,020,868	0.68	1,068,763	614,407	880,868

Total	$21,026,604	14.13%

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

As of September 30, 2024, the Trading Company’s total capitalization was $52,898,378 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of September 30, 2024 was as follows:

September 30, 2024

			Three Months Ended September 30, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,155,802	2.19%	$1,782,781	$1,055,817	$1,408,216
Energy	1,028,227	1.94	1,028,227	440,075	663,803
Grains	414,331	0.78	759,787	414,331	624,928
Indices	1,218,784	2.30	1,457,251	789,261	1,115,475
Interest Rates U.S.	463,269	0.88	478,041	23,950	258,203
Interest Rates Non-U.S.	836,728	1.58	943,747	207,248	649,728
Livestock	188,485	0.36	275,193	83,078	192,484
Metals	1,662,254	3.14	1,679,995	1,188,728	1,422,813
Softs	605,627	1.15	605,627	310,983	423,087

Total	$7,573,507	14.32%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
On September 30, 2020, the SEC entered into a settlement order with the Company settling an administrative action which relates to the Company’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring the Company’s equity swaps business. The order found that the Company improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that the Company willfully violated Section 200(g) of Regulation SHO. The Company consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

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
filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff has filed notices of appeal.
Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled
In Re: Interest Rate Swaps Antitrust Litigation
. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 11, 2024, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in
Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley
 & Co. LLC, et al.
filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents contained material misrepresentations and did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Company, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Company and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Company’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal of the court’s grant of class certification.
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

An affiliate of the Company is engaging with the U.K. Competition and Markets Authority in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding its activities concerning certain liquid fixed income products between 2009 and 2012. On May 24, 2023, the U.K. Competition and Markets Authority issued a Statement of Objections setting out its provisional findings that the affiliate had breached U.K. competition law by sharing competitively sensitive information in connection with gilts and gilt asset swaps between 2009 and 2012.The affiliate is contesting the provisional findings. Separately, on June 16, 2023, the affiliate and the Company, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled
Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al.,
alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 28, 2023, the defendants filed a joint motion to dismiss the complaint. On September 16, 2024, the joint motion to dismiss was granted, and the complaint was dismissed without prejudice. On October 15, 2024, the Company reached an agreement in principle to settle the U.S. litigation.
Settled Civil Litigation
On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled
State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al
. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,900 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, the Company reached an agreement in principle to settle the litigation. The final agreement became effective on January 30, 2024.
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
 Chicago
 v.
 Bank of America Funding Corporation
 et al.
A corrected amended complaint was filed on April 8, 2011, which alleged that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, the Company entered into an agreement to settle the litigation.
In August of 2017, the Company was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled
Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al.
Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Company reached an agreement in principle to settle the litigation. On September 11, 2024, the court granted final approval of the settlement.
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
for the quarters ended March 31, 2024 and June 30, 2024, other than as disclosed in Note 4, “Financial Instrument Risks,” of the financial statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended September 30, 2024, there were no subscriptions of Class A and Class Z Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.
Proceeds of net offering are used for the trading of Futures Interests.
The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	45,528.001	$30.70	N/A	N/A
August 1, 2024 - August 31, 2024	19,636.659	$29.28	N/A	N/A
September 1, 2024 - September 30, 2024	24,627.488	$29.70	N/A	N/A
	89,792.148	$30.12
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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended September 30, 2024, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There
were
no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2024 by the directors and officers of the General Partner.

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

CERES CLASSIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: November 12, 2024

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 12, 2024

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.