Form 10-K
period 2024-12-31
Ceres Classic L.P.
filed 2025-03-20
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
000-25603
CERES CLASSIC L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-4018068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Ceres Managed Futures LLC
1585 Broadway
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
of the Exchange Act).
Yes

    No
X
Limited Partnership Units with an aggregate value of $159,373,539 were outstanding and held by non-affiliates
as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2025, 4,764,873.688 Limited Partnership Units of Class A were outstanding and 11,079.649 Limited Partnership Units of Class Z were outstanding.
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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”), commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), currently serves as the placement agent to the Partnership (the “Placement Agent”). Morgan Stanley Wealth Management is a principal subsidiary of MSCM.

As of December 31, 2024, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Prior to January 1, 2021, Graham was the sole trading advisor to the Partnership, and managed the assets of the Partnership pursuant to its K4D-15V Program, Graham’s proprietary, trend-following trading program. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the Limited Partners. A description of the trading activities and focus of the Trading Advisors is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

For the period January 1, 2024 through December 31, 2024, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2024 and 2023, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

During the years ended December 31, 2024, 2023 and 2022, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acted as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.

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

The Harbor Selling Agreement continues in effect until September 30, 2025 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, effective as of January 1, 2021, the Partnership pays Harbor an ongoing placement agent fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership.

As of December 31, 2024, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”) in a private placement pursuant to Regulation D under the Securities Act. A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units.

Each of Class A and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units. Class Z Units are not subject to an ongoing placement agent fee.

The Partnership began the year at a net asset value per Class A Unit of $28.07 and increased 5.8% to $29.69 per Class A Unit and a net asset value per Class Z Unit of $12.13 and increased 6.6% to $12.93 per Class Z Unit on December 31, 2024. For a more detailed description of the Partnership’s business, see subparagraph (c).

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

•

For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s and the Trading Company’s account in excess of the rate specified in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2024. Depending on the current market interest rates, that could create an incentive for the General Partner to retain excess cash in cash instead of direct investments in permitted investments.

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

The relative exposure of the Partnership to contracts that are not cleared by a registered clearing firm as of December 31, 2024 was approximately 27%, all of which represents OTC foreign exchange spot and forward transactions. As of January 1, 2025, the General Partner anticipates that the relative exposure of the Partnership to such contracts will be between approximately 20.7% and 35.1%.

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

Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. In addition, the armed conflict between Israel and Hamas and subsequent sanctions have created volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved and have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s/Trading Company’s investments. Furthermore, uncertainties regarding these conflicts and the varying involvement of the United States and other countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Trading Company and the performance of its investments or operations, and the ability of the Partnership/Trading Company to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, Ukraine or Israel, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflicts.
Item 1B.
Unresolved Staff Comments
.
Not applicable.
Item 1C.
Cyber Security
.
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
Item 2.
Properties
.
The Partnership’s executive and administrative offices are located within the offices of the General Partner. The General Partner’s offices utilized by the Partnership are located at 1585 Broadway, New York, NY 10036.

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

The Company is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including the Company. As a consolidated subsidiary of Morgan Stanley, the Company does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2024, 2023, 2022, 2021, and 2020. In addition, the Company annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of the Company’s 2023 Audited Financial Statement.

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

Each of Morgan Stanley and the Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental or other regulatory agencies regarding the Company’s business and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten, or sold by the Company, wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.

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

Civil Litigation

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff has filed notices of appeal.

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 11, 2024, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint seeks certification of the class of plaintiffs and unspecified compensatory damages and alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint also alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying motions to dismiss as to the Company and the other underwriters, but granting the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Company, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Company and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Company’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification, which the defendants have appealed.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision.

On February 21, 2025, the U.K. Competition and Markets Authority announced a settlement with an affiliate of the Company, as well as other financial institutions, in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding the affiliate’s activities concerning certain liquid fixed income products between 2009 and 2012. Separately, on June 16, 2023, the affiliate and the Company, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. On September 16, 2024, the court granted defendants’ joint motion to dismiss, and the complaint was dismissed without prejudice. The Firm and other defendants have reached an agreement in principle to settle the U.S. litigation.

Settled Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,900 million. The complaint sought, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, the Company reached an agreement in principle to settle the litigation. The final agreement became effective on January 30, 2024.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleged that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint sought, inter alia, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, the Company entered into an agreement to settle the litigation.

In August of 2017, the Company was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs alleged, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The complaint sought, inter alia, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Company reached an agreement in principle to settle the litigation. On September 11, 2024, the court granted final approval of the settlement.

Beginning on March 25, 2019, the Company was named as a defendant in a series of putative class action complaints filed in the United States District Court for the SDNY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, inter alia, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied the Company’s motion to dismiss. On December 15, 2019, the Company and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Units.

(b)	Holders. The number of holders of Units as of February 28, 2025 was 2,928 for Class A Units and 3 for Class Z Units.

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

The aggregate proceeds of unregistered securities sold to the limited partners through December 31, 2024 was $238,091,559. The Partnership received $627,786 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of Futures Interests.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	24,333.621	$28.60	N/A	N/A
November 1, 2024 - November 30, 2024	46,949.072	$28.80	N/A	N/A
December 1, 2024 - December 31, 2024	29,959.366	$29.69	N/A	N/A
	101,242.059	$29.02

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

As of December 31, 2024 and September 30, 2024, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2024	December 31, 2024 (percentage of Partners’ Capital)	September 30, 2024	September 30, 2024 (percentage of Partners’ Capital)
Campbell	$42,139,268	29%	$41,696,229	28%
EMC	10,986,631	7%	11,965,257	8%
Graham	31,466,058	22%	31,864,649	21%
WCM	52,610,195	36%	53,092,471	36%
Unallocated	8,438,386	6%	10,177,252	7%

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

For the period from January 1, 2024 through December 31, 2024, the average allocation by commodity market sector for CMF Winton was as follows:

CMF Winton
Currencies	20.5%
Energy	9.3%
Grains	6.8%
Indices	20.0%
Interest Rates U.S.	6.0%
Interest Rates Non-U.S.	8.8%
Livestock	3.1%
Metals	17.6%
Softs	7.9%

The following presents a summary of the Partnership’s operations for the years ended December 31, 2024, 2023 and 2022, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Units at the net asset value per Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings. For the year ended December 31, 2024, 334,352.620 limited partner Units of Class A were redeemed totaling $10,157,755 and 13,089.093 General Partner Units of Class Z were redeemed totaling $174,854. For the year ended December 31, 2023, 365,803.167 limited partner Units of Class A were redeemed totaling $10,596,272 and 6,183.017 General Partner Units of Class Z were redeemed totaling $75,000. For the year ended December 31, 2022, 536,923.121 limited partner Units of Class A were redeemed totaling $14,660,370 and 24,916.944 General Partner Units of Class Z were redeemed totaling $300,000.

The Partnership continues to offer Units for each Class at their net asset value per Unit as of the end of each month. For the year ended December 31, 2024, there were no additional subscriptions of limited partner Units of Class A, General Partner Units of Class Z and limited partner Units of Class Z. For the year ended December 31, 2023, there were no additional subscriptions of limited partner Units of Class A, General Partner Units of Class Z and limited partner Units of Class Z. For the year ended December 31, 2022, there were no additional subscriptions of limited partner Units of Class A, General Partner Units of Class Z and limited partner Units of Class Z.

For the year ended December 31, 2024, the net asset value per Unit for Class A increased 5.8% from $28.07 to $29.69. For the year ended December 31, 2024, the net asset value per Unit for Class Z increased 6.6% from $12.13 to $12.93. For the year ended December 31, 2023, the net asset value per Unit for Class A decreased 0.0% (due to rounding) from $28.08 to $28.07. For the year ended December 31, 2023, the net asset value per Unit for Class Z increased 0.7% from $12.04 to $12.13. For the year ended December 31, 2022, the net asset value per Unit for Class A increased 26.4% from $22.22 to $28.08. For the year ended December 31, 2022, the net asset value per Unit for Class Z increased 27.3% from $9.46 to $12.04.

The Partnership experienced a net trading gain of $8,394,930 before fees and expenses for the year ended December 31, 2024. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the currencies, grains, indices and softs sectors and were partially offset by losses in the energy, U.S. and non-U.S. interest rates, livestock and metals sectors. The net trading gain (or loss) realized from the Partnership is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter of 2024, the Partnership’s largest gains were achieved within the global stock index sector during January, February and March from long positions in Asian, European, and U.S. equity index futures as prices rallied amid investor expectations for global central banks to be aggressive in cutting interest rates. In the agricultural markets, gains were recorded during each month of the first quarter from long positions in cocoa futures as cocoa prices surged amid concern extremely hot weather conditions in West African growing regions would damage crops. In currencies, the largest gains were achieved throughout the first quarter from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen weakened versus the dollar amid an outlook Japan’s central bank would maintain easy interest rate policies relative to those of the Federal Reserve. Gains in the energies were achieved during March from long positions in crude oil and its refined products as geopolitical tensions and high shipping costs pushed prices higher. In the global fixed income sector, gains were recorded during February from short positions in U.S. fixed income futures. A portion of the Partnership’s overall gains for the first quarter was offset by losses from short positions in gold futures as prices advanced late in the quarter amid investor demand for safe-haven assets. Additional losses within the metals sector were incurred during January and February from long positions in iron ore futures.

During the second quarter of 2024, the Partnership’s largest trading losses were incurred within the energies during May from short positions in European and U.S. natural gas futures as prices rallied on tight supplies. Within global stock indices, losses were recorded during April from long positions in Asian, U.S., and European equity index futures as a “risk-off” sentiment weighed on stock prices. Additional losses for the second quarter were incurred within currencies during May from short positions in the euro, Norwegian krone, and Swiss franc versus the U.S. dollar as the relative value of the dollar dropped as the European Central Bank voiced a high commitment to cutting interest rates. A portion of the Partnership’s overall losses for the second quarter was offset by gains achieved within global fixed income sector during April from short positions in U.S. and European fixed income futures as yields advanced. Further gains were recorded in the metals markets during April from long positions in copper futures as prices surged higher on strong demand and during May from long positions in silver futures. Gains in the agricultural markets were achieved during June from short positions in corn, wheat, and soybean futures as beneficial growing weather in the U.S. Midwest pushed grain prices lower.

During the third quarter of 2024, the Partnership’s most notable losses were incurred during August within the global stock index sector from long positions in Asian, U.S., and European equity index futures as stock prices retreated as technology stocks fell under broad selling pressure. In the currencies, losses were recorded during July and August from short positions in the Japanese yen versus the U.S. dollar as the value of the yen surged higher as the Bank of Japan (“BOJ”) raised interest rates. Further losses were incurred during July and August from short positions in U.S. fixed income futures as yields fell amid rising expectations for multiple interest rate cuts by the Fed. In the energies, losses were recorded throughout the third quarter from long positions in crude oil futures as prices declined amid high global inventories. Additional losses were experienced in the metals sector during July and August from long futures positions in industrial metals as prices slid on an outlook for slowing demand from China. A portion of the Partnership’s losses for the third quarter was offset by gains achieved within the agricultural sector during July from short positions in soybeans, wheat, and corn futures as grain prices trended lower as industry reports predicted larger-than-expected crop harvests in the U.S. and South America.

During the fourth quarter of 2024, the Partnership’s most notable gains were achieved within the currencies during December from short positions in the euro, Canadian dollar, Japanese yen, and New Zealand dollar versus the U.S. dollar as the relative value of the U.S. dollar strengthened. In the agriculturals, gains were recorded during November and December from long positions in cocoa futures as prices surged higher amid global supply concerns. Additional gains in the agricultural sector were achieved during October and November from short positions in soybean and wheat futures. A majority of the fourth quarter’s gains was offset by losses incurred in the global fixed income markets from long positions in U.S., European, and Canadian fixed income futures during October as persistent inflation cast doubt regarding future central bank interest rate cuts. In the energies, losses were recorded during November and December from short positions in natural gas futures as prices advanced amid expectations for high winter consumption demand. Additional losses were incurred from long positions in global equity index futures throughout the fourth quarter, while losses in the metals were recorded during November from long positions in gold and silver futures.

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

The results of operations for the twelve months ended 2022 are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and twelve months ended December 31, 2024 decreased by $422,282 and increased by $113,600, respectively, as compared to the corresponding periods in 2023. The decrease in interest income was primarily due to lower interest rates and lower average daily equity during the three months ended December 31, 2024 as compared to the corresponding period in 2023. The increase in interest income was primarily due to higher interest rates and higher average daily equity during the twelve months ended December 31, 2024 as compared to the corresponding period in 2023. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2024 increased by $11,459 and $186,998, respectively, as compared to the corresponding periods in 2023. The increase in these clearing fees was primarily due to an increase in the number of trades made by the Partnership during the three and twelve months ended December 31, 2024 as compared to the corresponding periods in 2023.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and twelve months ended December 31, 2024 decreased by $28,568 and $28,183, respectively, as compared to the corresponding periods in 2023. The decrease was primarily due to a decrease in average net assets of Class A during the three and twelve months ended December 31, 2024 as compared to the corresponding periods in 2023. As of January 1, 2021, the Partnership pays Morgan Stanley Wealth Management, or any other placement agent or sub-placement agent, an annualized rate equal to 0.75% with respect to Class A Units.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner’s fees for the three and twelve months ended December 31, 2024 decreased by $28,990 and $28,504, respectively, as compared to the corresponding periods in 2023. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2024 as compared to the corresponding periods in 2023. Effective January 1, 2021, the Partnership pays the General Partner a monthly administrative fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the Partnership’s net assets (plus “notional” funds, if any) as of the beginning of each month. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2024 decreased by $51,988 and $35,065, respectively, as compared to the corresponding periods in 2023. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2024 as compared to the corresponding periods in 2023.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreements among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three and twelve months ended December 31, 2024 resulted in incentive fees of $0 and $1,081,370, respectively. Trading performance for the three and twelve months ended December 31, 2023 resulted in incentive fees of $0 and $207,613, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include professional fees made up of legal and accounting expenses, as well as certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2024 and 2023 were $545,367 and $466,489, respectively.

For an analysis of unrealized gains and losses by contract type and a further description of 2024 trading results, refer to the Partnership’s Annual Report to limited partners for the year ended December 31, 2024, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

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

For additional information, see Note 4, “Financial Instruments” under “Notes to Financial Statements” in the Partnership’s Annual Report to limited partners for the year ended December 31, 2024, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Critical Accounting Policies.

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2, “Basis of Presentation and Summary of Significant Account Policies” under “Notes to Financial Statements” in the Partnership’s Annual Report to limited partners for the year ended December 31, 2024, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

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

The Partnership’s and the Trading Company’s Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investments in the Trading Company. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by certain Trading Advisors) and indirectly by the Trading Company separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2023.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2024. As of December 31, 2024, the Partnership’s total capitalization was $145,640,538.

December 31, 2024

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,687,856	5.97%
Energy	1,679,336	1.15
Grains	1,004,445	0.69
Indices	5,160,318	3.54
Interest Rates U.S.	1,427,820	0.98
Interest Rates Non-U.S.	2,335,063	1.60
Livestock	708,359	0.49
Metals	3,181,670	2.18
Softs	1,273,860	0.88

Total	$25,458,727	17.48%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of December 31, 2024 and 2023, and the highest, lowest and average values during the twelve months ended December 31, 2024 and 2023, as applicable. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2024, the Partnership’s total capitalization was $145,640,538.

December 31, 2024

			Twelve Months Ended December 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$6,652,350	4.57%	$9,996,999	$6,102,381	$7,909,249
Energy	1,330,599	0.91	2,153,964	617,343	1,331,481
Grains	546,359	0.38	1,348,185	541,766	926,079
Indices	4,081,285	2.80	6,101,737	2,093,362	4,773,863
Interest Rates U.S.	733,252	0.50	1,905,998	409,260	1,104,728
Interest Rates Non-U.S.	1,874,641	1.29	3,627,783	1,227,513	2,116,847
Livestock	241,574	0.17	354,448	36,778	173,714
Metals	1,761,295	1.21	1,931,359	587,705	1,305,043
Softs	808,305	0.55	1,068,763	510,019	814,107

Total	$18,029,660	12.38%

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

As of December 31, 2024, the Trading Company’s total capitalization was $52,438,305 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of December 31, 2024 was as follows:

December 31, 2024

			Twelve Months Ended December 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,035,506	3.88%	$2,035,506	$848,533	$1,509,319
Energy	348,737	0.67	1,091,174	250,868	684,844
Grains	458,086	0.87	762,494	246,591	500,205
Indices	1,079,033	2.06	2,399,147	789,261	1,477,895
Interest Rates U.S.	694,568	1.32	991,018	23,950	466,595
Interest Rates Non-U.S.	460,422	0.88	1,170,906	191,699	655,404
Livestock	466,785	0.89	466,785	83,078	229,688
Metals	1,420,375	2.71	1,679,995	653,076	1,274,642
Softs	465,555	0.89	920,916	310,983	589,139

Total	$7,429,067	14.17%

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2024, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Stock Indices. The Partnership’s primary equity exposure is to equity price risk in the G20 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2024, the Partnership’s primary exposures were in the NASDAQ 100 (U.S.), DAX (Germany), Nikkei 225 (Japan), Hang Seng (Hong Kong/China), FTSE 100 (United Kingdom), FTSE MIB (Italy), and S&P/TSX 60 (Canada) stock indices. Overall, the Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Commodities:

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other factors contributing to significant changes in supply and demand. Further energy market exposure is to prices in the carbon emission allowances markets, which are subject to movements driven by geopolitical events, climate related regulation, and other supply/demand related factors, as well as to prices in European electricity prices, which are subject to changes caused by weather related factors, availability of substitute power sources, and government imposed regulations in Europe. Energy prices can be volatile and substantial profits and losses have been experienced and are expected to continue in this market.

Metals. The Partnership’s primary metals exposure as of December 31, 2024, was to fluctuations in the prices of industrial metals (such as nickel, copper, zinc, aluminum, lead, and iron) and precious metals (such as silver, gold, platinum, and palladium). Price movement in both industrial and precious metals can be driven by fluctuation in the valuations between currency pairs, geopolitical events, economic conditions globally and regionally, trade policies, regulatory restrictions, as well as other supply and demand related factors.

Grains. The Partnership’s trading risk exposure in grains is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn, and the soybean complex accounted for the Partnership’s primary grain exposure as of December 31, 2024.

Softs. The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions, as well as geopolitical events and supply/demand factors. Cocoa, coffee, sugar, and cotton accounted for the majority of the Partnership’s soft commodity exposure as of December 31, 2024.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in U.S. cattle and hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership as of December 31, 2024.

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

Item 8.
Financial Statements and Supplementary Data
.
CERES CLASSIC L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Boston, MA, PCAOB ID: 42) for the years ended December 31, 2024, 2023 and 2022; Consolidated Statements of Financial Condition at December 31, 2024 and 2023; Consolidated Condensed Schedules of Investments at December 31, 2024 and 2023; Consolidated Statements of Income and Expenses for the years ended December 31, 2024 and 2023; Statement of Income and Expenses for the year ended December 31, 2022; Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2024 and 2023; Statement of Changes in Partners’ Capital for the year ended December 31, 2022; and Notes to Consolidated Financial Statements. Additional financial information has been filed as Exhibits to this Form
10-K.

To the Limited Partners of
Ceres Classic L.P.
To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
Ceres Classic L.P.

Ceres Managed Futures LLC
1585 Broadway
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
Management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2024. In making this assessment, Management used the criteria set forth in the
Internal Control-Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2024, based on the criteria referred to above.

Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Classic L.P.	Ceres Classic L.P.

Ernst & Young LLP 200 Clarendon Street Boston, MA 02116	Tel: +1 617 266 2000 Fax: + 1 617 266 5843 www.ey.com
Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Classic L.P.,
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Ceres Classic L.P. (the Partnership), including the consolidated condensed schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of income and expenses and changes in partners’ capital for each of the two years in the period ended December 31, 2024, and the statement of changes in partners’ capital for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2024 and 2023, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Boston, MA
March 20, 2025

Ceres Classic L.P.
Consolidated Statements of Financial Condition
December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
Assets:
Equity in trading account:
Unrestricted cash (Note 2f)	$116,041,683	$121,195,534
Restricted cash (Note 2f)	25,673,499	27,997,222
Foreign cash (cost $1,029,782 and $1,208,212 at December 31, 2024 and 2023, respectively)	1,025,300	1,267,931
Net unrealized appreciation on open futures contracts	2,269,270	-
Net unrealized appreciation on open forward contracts	1,672,427	-

Total equity in trading account	146,682,179	150,460,687

Interest receivable (Note 2i)	405,325	537,528

Total assets	$147,087,504	$150,998,215

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$519,235
Net unrealized depreciation on open forward contracts	-	1,853,038
Accrued expenses:
Administrative and General Partner’s fees (Note 2j)	88,886	96,193
Management fees (Note 3)	145,970	159,316
Professional fees	247,616	218,602
Redemptions payable to General Partner (Notes 2o and 2p)	75,000	75,000
Redemptions payable to Limited Partners (Notes 2o and 2p)	889,494	818,236

Total liabilities	1,446,966	3,739,620

Partners’ Capital:
General Partner, Class Z, 119,150.531 and 132,239.624 Units outstanding at December 31, 2024 and 2023, respectively	1,540,021	1,604,285
Limited Partners, Class A, 4,849,003.081 and 5,183,355.701 Units outstanding at December 31, 2024 and 2023, respectively	143,957,312	145,519,896
Limited Partners, Class Z, 11,079.649 Units outstanding at December 31, 2024 and 2023	143,205	134,414

Total partners’ capital (net asset value)	145,640,538	147,258,595

Total liabilities and partners’ capital	$147,087,504	$150,998,215

Net asset value per Unit:
Class A	$29.69	$28.07

Class Z	$12.93	$12.13

See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Condensed Schedule of Investments
December 31, 2024

	Notional ($)/ Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	305	$(219,182)	(0.15)%
Energy	242	370,225	0.25
Grains	275	197,902	0.14
Indices	649	(947,792)	(0.65)
Interest Rates U.S.	131	(24,445)	(0.02)
Interest Rates Non-U.S.	1,435	(643,848)	(0.44)
Livestock	298	211,452	0.15
Metals	192	(332,012)	(0.23)
Softs	197	895,529	0.61

Total futures contracts purchased		(492,171)	(0.34)

Futures Contracts Sold
Currencies	880	1,586,795	1.09
Energy	157	(443,094)	(0.30)
Grains	588	193,157	0.13
Indices	261	143,452	0.10
Interest Rates U.S.	497	306,828	0.21
Interest Rates Non-U.S.	1,753	750,066	0.51
Livestock	1	(3,463)	(0.00) *
Metals	68	127,693	0.09
Softs	125	100,007	0.07

Total futures contracts sold		2,761,441	1.90

Net unrealized appreciation on open futures contracts		$2,269,270	1.56%

Unrealized Appreciation on Open Forward Contracts
Currencies	$212,686,968	$3,566,168	2.45%
Metals	247	681,918	0.47

Total unrealized appreciation on open forward contracts		4,248,086	2.92

Unrealized Depreciation on Open Forward Contracts
Currencies	$133,420,276	(1,986,002)	(1.36)
Metals	270	(589,657)	(0.41)

Total unrealized depreciation on open forward contracts		(2,575,659)	(1.77)

Net unrealized appreciation on open forward contracts		$1,672,427	1.15%

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

Ceres Classic L.P.
Consolidated Statements of Income and Expenses
For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022 (1)
Investment Income:
Interest income (Note 2i)	$6,752,437	$5,103,663	$1,578,766
Interest income allocated from the Trading Company (Note 2i)	-	1,535,174	620,422

Total investment income	6,752,437	6,638,837	2,199,188

Expenses:
Expenses allocated from the Trading Company	-	161,204	218,139
Clearing fees	591,856	404,858	225,124
Administrative and General Partner’s fees (Note 2j)	1,160,108	1,188,612	1,200,220
Ongoing placement agent fees (Note 2k)	1,146,343	1,174,526	1,184,946
Management fees (Note 3)	1,907,771	1,942,836	1,928,192
Incentive fees (Note 3)	1,081,370	207,613	3,536,416
Professional fees	545,367	466,489	400,174

Total expenses	6,432,815	5,546,138	8,693,211

Net investment income (loss)	319,622	1,092,699	(6,494,023)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,145,161	(2,943,777)	29,411,384
Net realized gains (losses) on closed contracts allocated from the Trading Company	-	6,274,943	11,294,485
Net change in unrealized gains (losses) on open contracts	6,249,769	(5,864,346)	329,007
Net change in unrealized gains (losses) on open contracts allocated from the Trading Company	-	1,729,300	1,149,903

Total trading results	8,394,930	(803,880)	42,184,779

Net income	$8,714,552	$288,819	$35,690,756

Net income (loss) per Unit (Note 8)*:
Class A	$1.62	$(0.01)	$5.86

Class Z	$0.80	$0.09	$2.58

Weighted average Units outstanding:
Class A	5,044,215.888	5,367,197.436	5,794,885.155

Class Z	139,674.959	149,502.290	174,419.234

(1)	Not consolidated.
*	Represents the change in net asset value per Unit.

See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2024, 2023 and 2022

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2021 (1)	$135,260,404	6,086,081.989	$1,650,258	174,419.234	$136,910,662	6,260,501.223
Redemptions - General Partner	-	-	(300,000)	(24,916.944)	(300,000)	(24,916.944)
Redemptions - Limited Partners	(14,660,370)	(536,923.121)	-	-	(14,660,370)	(536,923.121)
Net income (loss)	35,240,291	-	450,465	-	35,690,756	-

Partners’ Capital, December 31, 2022 (1)	155,840,325	5,549,158.868	1,800,723	149,502.290	157,641,048	5,698,661.158
Redemptions - General Partner	-	-	(75,000)	(6,183.017)	(75,000)	(6,183.017)
Redemptions - Limited Partners	(10,596,272)	(365,803.167)	-	-	(10,596,272)	(365,803.167)
Net income (loss)	275,843	-	12,976	-	288,819	-

Partners’ Capital, December 31, 2023	145,519,896	5,183,355.701	1,738,699	143,319.273	147,258,595	5,326,674.974
Redemptions - General Partner	-	-	(174,854)	(13,089.093)	(174,854)	(13,089.093)
Redemptions - Limited Partners	(10,157,755)	(334,352.620)	-	-	(10,157,755)	(334,352.620)
Net income (loss)	8,595,171	-	119,381	-	8,714,552	-

Partners’ Capital, December 31, 2024	$143,957,312	4,849,003.081	$1,683,226	130,230.180	$145,640,538	4,979,233.261

(1)	Not consolidated.

See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Notes to Consolidated Financial Statements

1.	Organization:
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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), currently acts as the placement agent (the “Placement Agent”) for the Partnership. Morgan Stanley Wealth Management is a principal subsidiary of MSCM.
As of December 31, 2024, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
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
As of December 31, 2024, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units.

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
The Consolidated Statements of Changes in Partners’ Capital are included herein, and as of and for the years ended December 31, 2024, 2023 and 2022, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

d.
Consolidation/Partnership’s Investment in the Trading Company.
Effective October 1, 2023, the Partnership has consolidated its wholly owned investment in the Trading Company. Accordingly, the Partnership’s consolidated condensed schedule of investments as of December 31, 2024 and December 31, 2023 includes the portfolio holdings of the Trading Company. The consolidated financial statements for the year ended December 31, 2024, for the period from October 1, 2023 to December 31, 2023 and as of December 31, 2023 and December 31, 2024, include the accounts of the Partnership and the Trading Company. All inter-company transactions and balances have been eliminated. As of and for the year ended December 31, 2022, the Partnership carried its investment in the Trading Company based on the Partnership’s (1) net contribution to the Trading Company and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Trading Company.

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

f.
Partnership’s Cash.
The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At December 31, 2024 and 2023, the amount of cash held for margin requirements was $25,673,499 and $27,997,222, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $1,025,300 (cost of $1,029,782) and $1,267,931 (cost of $1,208,212) as of December 31, 2024 and 2023, respectively.

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
which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Consolidated Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Consolidated Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the consolidated financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2021 through 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.

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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for units of limited partnership interest (“Unit(s)”) through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2025 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, effective as of January 1, 2021, the Partnership pays Harbor an ongoing placement agent fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement.

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

t.
Segment Reporting.
During the year ended December 31, 2024, the Partnership adopted FASB Accounting Standards Update
No. 2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment
Disclosures,
(ASU
2023-07),
which requires incremental disclosures related to a public entity’s reportable segments. The Partnership operates as a single reportable segment, as the Chief Operating Decision Maker (CODM) monitors the operating results of the partnership as a whole against its investment objective, which is included in Note 1. The Partnership’s President acts as the Partnership’s CODM and is responsible for assessing the performance of the Partnership’s single segment and deciding how to allocate the segment’s resources. To perform this function, the CODM reviews the total trading results as reflected in the accompanying statements of income and expenses and total return as reflected in the financial highlights as included in the notes to the Partnership’s consolidated financial statements. Additionally, segment assets are presented in the accompanying Consolidated Statements of Financial Condition and significant segment expenses are reported in the accompanying Consolidated Statements of Income and Expenses.

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
The General Partner estimates that, at any given time, approximately 20.7% to 35.1% of the Partnership’s contracts are traded over-the-counter.
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
Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. In addition, the armed conflict between Israel and Hamas and subsequent sanctions have created volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved and have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s/Trading Company’s investments. Furthermore, uncertainties regarding these conflicts and the varying involvement of the United States and other countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Trading Company and the performance of its investments or operations, and the ability of the Partnership/Trading Company to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, Ukraine or Israel, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflicts.

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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2024 and 2023 were 7,918 and 7,222, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2024 and 2023 were 969 and 873, respectively. The monthly average notional values of currency forward contracts traded during the years ended December 31, 2024 and 2023 were $890,546,651 and $851,893,924, respectively.

Ceres Classic L.P.
Notes to Consolidated Financial Statements

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of December 31, 2024 and 2023, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
December 31, 2024				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
MS&Co.
Futures	$6,264,672	$(3,995,402)	$2,269,270	$-	$-	$2,269,270
Forwards	4,173,747	(2,328,677)	1,845,070	-	-	1,845,070

	10,438,419	(6,324,079)	4,114,340	-	-	4,114,340
JPMorgan
Forwards	74,339	(74,339)	-	-	-	-

Total assets	$10,512,758	$(6,398,418)	$4,114,340	$-	$-	$4,114,340

Liabilities
MS&Co.
Futures	$(3,995,402)	$3,995,402	$-	$-	$-	$-
Forwards	(2,328,677)	2,328,677	-	-	-	-

	(6,324,079)	6,324,079	-	-	-	-
JPMorgan
Forwards	(246,982)	74,339	(172,643)	-	172,643	-

Total liabilities	$(6,571,061)	$6,398,418	$(172,643)	$-	$172,643	$-

Net fair value						$4,114,340	*

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
December 31, 2023				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
MS&Co.
Futures	$4,050,808	$(4,050,808)	$-	$-	$-	$-
Forwards	4,092,756	(4,092,756)	-	-	-	-

	8,143,564	(8,143,564)	-	-	-	-
JPMorgan
Forwards	51,219	(51,219)	-	-	-	-

Total assets	$8,194,783	$(8,194,783)	$-	$-	$-	$-

Liabilities
MS&Co.
Futures	$(4,570,043)	$4,050,808	$(519,235)	$-	$519,235	$-
Forwards	(5,868,972)	4,092,756	(1,776,216)	-	1,776,216	-

	(10,439,015)	8,143,564	(2,295,451)	-	2,295,451	-
JPMorgan
Forwards	(128,041)	51,219	(76,822)	-	76,822	-

Total liabilities	$(10,567,056)	$8,194,783	$(2,372,273)	$-	$2,372,273	$-

Net fair value						$-	*

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2024 and 2023, respectively.

	December 31, 2024
Assets
Futures Contracts
Currencies	$1,699,357
Energy	389,655
Grains	653,953
Indices	395,900
Interest Rates U.S.	335,383
Interest Rates Non-U.S.	973,618
Livestock	328,742
Metals	154,495
Softs	1,333,569

Total unrealized appreciation on open futures contracts	6,264,672

Liabilities
Futures Contracts
Currencies	(331,744)
Energy	(462,524)
Grains	(262,894)
Indices	(1,200,240)
Interest Rates U.S.	(53,000)
Interest Rates Non-U.S.	(867,400)
Livestock	(120,753)
Metals	(358,814)
Softs	(338,033)

Total unrealized depreciation on open futures contracts	(3,995,402)

Net unrealized appreciation on open futures contracts	$2,269,270	*

Assets
Forward Contracts
Currencies	$3,566,168
Metals	681,918

Total unrealized appreciation on open forward contracts	4,248,086

Liabilities
Forward Contracts
Currencies	(1,986,002)
Metals	(589,657)

Total unrealized depreciation on open forward contracts	(2,575,659)

Net unrealized appreciation on open forward contracts	$1,672,427	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2024, 2023 and 2022, respectively.

Sector	2024		2023		2022 (1)
Currencies	$3,290,483		$(4,518,431)		$10,675,253
Energy	(4,355,744)		(100,763)		8,460,214
Grains	2,184,698		(1,074,796)		1,189,266
Indices	5,040,789		2,380,229		(2,499,428)
Interest Rates U.S.	(416,157)		73,432		5,425,496
Interest Rates Non-U.S.	(2,821,417)		(3,909,061)		7,026,148
Livestock	(1,223,546)		298,085		(209,595)
Metals	(2,672,437)		(3,128,072)		267,087
Softs	9,368,261		1,171,254		(594,050)

Total	$8,394,930	***	$(8,808,123)	***	$29,740,391	***

(1)	Not consolidated.
***	This amount is in “Total trading results” in the Consolidated Statements of Income and Expenses.

6.	Fair Value Measurements:
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
The Partnership and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2024 and 2023, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Consolidated Financial Statements

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,264,672	$6,264,672	$-	$-
Forwards	4,248,086	-	4,248,086	-

Total assets	$10,512,758	$6,264,672	$4,248,086	$-

Liabilities
Futures	$3,995,402	$3,995,402	$-	$-
Forwards	2,575,659	-	2,575,659	-

Total liabilities	$6,571,061	$3,995,402	$2,575,659	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,050,808	$4,050,808	$-	$-
Forwards	4,143,975	-	4,143,975	-

Total assets	$8,194,783	$4,050,808	$4,143,975	$-

Liabilities
Futures	$4,570,043	$4,570,043	$-	$-
Forwards	5,997,013	-	5,997,013	-

Total liabilities	$10,567,056	$4,570,043	$5,997,013	$-

7.	Investment in the Trading Company:
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
The General Partner is not aware of any material changes to the trading program discussed above during the year ended December 31, 2024.
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

Ceres Classic L.P.
Notes to Consolidated Financial Statements

At December 31, 2024 and 2023, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Effective October 1, 2023, the Partnership has consolidated its wholly owned investment in the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	December 31, 2024
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$52,656,503	$218,198	$52,438,305

	December 31, 2023
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$56,626,728	$1,342,545	$55,284,183
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the year ended December 31, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$2,104,638	$2,889,334	$4,993,972

	For the year ended December 31, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$1,961,795	$5,553,897	$7,515,692

	For the year ended December 31, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$402,283	$12,444,388	$12,846,671
Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	December 31, 2024		For the year ended December 31, 2024
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
CMF Winton	36.10%	$52,570,193	$5,277,435	$205,003	$78,460	$4,993,972	Commodity Portfolio	Monthly

	December 31, 2023		For the year ended December 31, 2023
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
CMF Winton	37.67%	$55,472,926	$7,738,283	$151,973	$70,618	$7,515,692	Commodity Portfolio	Monthly

	December 31, 2022		For the year ended December 31, 2022
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
CMF Winton	31.41%	$49,515,860	$13,064,810	$150,054	$68,085	$12,846,671	Commodity Portfolio	Monthly

Ceres Classic L.P.
Notes to Consolidated Financial Statements

8.	Financial Highlights:
Financial highlights for the limited partner class as a whole for the years ended December 31, were as follows:

	2024		2023		2022 (1)
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Unit Performance
(for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$1.56	$0.67	$(0.21)	$(0.09)	$6.97	$2.96
Net investment income (loss)	0.06	0.13	0.20	0.18	(1.11)	(0.38)

Increase (decrease) for the year	1.62	0.80	(0.01)	0.09	5.86	2.58
Net asset value per Unit, beginning of year	28.07	12.13	28.08	12.04	22.22	9.46

Net asset value per Unit, end of year	$29.69	$12.93	$28.07	$12.13	$28.08	$12.04

	2024		2023		2022 (1)
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment income (loss) **	0.2%	1.0%	0.7%	1.4%	(4.1)%	(3.2)%

Operating expenses	3.5%	2.7%	3.4%	2.6%	3.2%	2.5%
Incentive fees	0.7%	0.7%	0.1%	0.1%	2.2%	2.2%

Total expenses	4.2%	3.4%	3.5%	2.7%	5.4%	4.7%

Total return:
Total return before incentive fees	6.5%	7.3%	0.1%	0.9%	29.1%	29.9%
Incentive fees	(0.7)%	(0.7)%	(0.1)%	(0.2)%	(2.7)%	(2.6)%

Total return after incentive fees	5.8%	6.6%	-%	0.7%	26.4%	27.3%

(1)	Not consolidated.

*
Net investment income (loss) per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the year. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Interest income less total expenses.
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Trading Company for the year ended 2022. Financial highlights for the years ended December 31, 2024 and 2023 were based on consolidated income and expenses.

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2024 and 2023 are summarized below:

	For the period from October 1, 2024 to December 31, 2024	For the period from July 1, 2024 to September 30, 2024	For the period from April 1, 2024 to June 30, 2024	For the period from January 1, 2024 to March 31, 2024
Total investment income	$1,401,682	$1,722,118	$1,854,301	$1,774,336
Total expenses	(1,247,186)	(1,364,496)	(1,344,920)	(2,476,213)
Total trading results	(297,248)	(9,943,247)	(3,544,431)	22,179,856

Net income (loss)	$(142,752)	$(9,585,625)	$(3,035,050)	$21,477,979

Increase (decrease) in net asset value per Unit:
Class A	$(0.01)	$(1.89)	$(0.59)	$4.11

Class Z	$0.02	$(0.79)	$(0.23)	$1.80

	For the period from October 1, 2023 to December 31, 2023	For the period from July 1, 2023 to September 30, 2023 (1)	For the period from April 1, 2023 to June 30, 2023 (1)	For the period from January 1, 2023 to March 31, 2023 (1)
Total investment income	$1,823,964	$1,821,741	$1,599,022	$1,394,110
Total expenses	(1,351,137)	(1,543,540)	(1,333,429)	(1,318,032)
Total trading results	(15,337,641)	5,877,947	10,353,264	(1,697,450)

Net income (loss)	$(14,864,814)	$6,156,148	$10,618,857	$(1,621,372)

Increase (decrease) in net asset value per Unit:
Class A	$(2.81)	$1.15	$1.95	$(0.30)

Class Z	$(1.19)	$0.52	$0.86	$(0.10)

(1)	Not consolidated.

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
and
15d-15(e)
under the Exchange Act) as of December 31, 2024 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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

The Annual Report for the year ended December 31, 2024, included in “Item 8.
Financial Statements and Supplementary Data
.”, includes the General Partner’s report on internal control over financial reporting.
There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B.
Other Information
.
10b5-1
Trading Plans
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended December 31, 2024, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2024 by the directors and officers of the General Partner.

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
Patrick T. Egan
, age 55, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President of the General Partner and Chairman of the Board of Directors. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. In addition, from May 2021 to February 2022, Mr. Egan was a branch manager, principal and registered as an associated person of Morgan Stanley Investment Manager Inc., (“MSIM”), and was an associate member of the NFA. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as
Co-Chief
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
Brooke Lambert,
age 41, has been the Chief Financial Officer, Treasurer and a principal of the General Partner since May 2022. Ms. Lambert has been employed by Morgan Stanley Investment Management, a financial services firm, since July 2014, where her responsibilities include serving as a Vice President and managing the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. From July 2009 to July 2014, Ms. Lambert was employed by Morgan Stanley Smith Barney, a financial services firm, where her responsibilities included serving as a Vice President responsible for the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. Before joining Morgan Stanley, Ms. Lambert was employed by Citigroup Alternative Investments, a financial services firm, from January 2006 through July 2009, where her responsibilities included serving as an Assistant Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. Ms. Lambert earned her Bachelor of Science in Finance in May 2005 from Towson University.

Victoria Eckstein,
age 43, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 14, 2022. Since November 2022, Ms. Eckstein has served as Chief Operating Officer of Calvert Research and Management, an investment management company focused on responsible investments. Calvert is a wholly-owned subsidiary of Morgan Stanley and an affiliate of the General Partner. Since December 2020, Ms. Eckstein has served as a Managing Director of Morgan Stanley Investment Management Inc. (“MSIM”), and from December 2020 to November 2022 served as Chief Operating Officer of the Solutions & Multi-Asset Group at MSIM, a collection of business units offering alpha-centric, multi-asset or multi-manager investment solutions. From December 2016 to December 2020, Ms. Eckstein served as an Executive Director of MSIM and from April 2010 to December 2016, Ms. Eckstein served as a Vice President of MSIM. From April 2010 to December 2020, Ms. Eckstein primarily managed the day-to-day
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
Tatiana Segal,
age 56, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 1, 2022. She has also been a principal of MSIM since October 31, 2019. Ms. Segal joined MSIM as a Managing Director and Head of Risk Management in August 2019. She is responsible for risk management across MSIM business units and risk categories, including investment, operational, and franchise risk, and is a member of the Investment Management Operating Committee and a chair of the Investment Management Risk Committee. In June 2022, in addition to her original role, Ms. Segal was appointed as Global Head of
Non-Financial
Risk for Investment Management to manage existing and emergent non-financial
risks across the division. She has since been appointed a member of Morgan Stanley’s NFR Steering Committee and Enterprise Controls Committee. From August 2011 to August 2019, Ms. Segal was a partner and Head of Risk Management at SkyBridge Capital Management, a global alternative investments firm, where she was also a member of the Manager Selection, Portfolio Allocation and Real Estate Investment Committees. Prior to joining SkyBridge in August 2011, she was a Managing Director and Chief Risk Officer at Cerberus Capital Management, LLC from January 2009 through July 2011. Before joining Cerberus, Ms. Segal was Managing Director and Chief Risk Officer for Diamond Lake Investment Group from February 2008 through September 2008. From May 2006 through January 2008, Ms. Segal was a Senior Risk Manager at Citigroup Alternative Investments, where she was responsible for independent risk oversight of a multi-billion hedge fund and fund of funds portfolio. From October 2000 through April 2006, Ms. Segal was a Director of Market Risk at Nomura Securities, Inc. Prior to joining Nomura Securities, she was Risk Manager at BNP Paribas from January 1999 through October 2000 and a Risk Manager at Goldman, Sachs & Co., Ltd. from October 1995 through January 1999. Ms. Segal started her career at BlackRock Financial Management, Inc. from January 1993 through September 1995, as a portfolio analyst within BlackRock’s Institutional Accounts Division. Ms. Segal graduated from Columbia University in January 1993 with a Bachelor’s Degree in Economics. Ms. Segal is a
Co-Chair
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
Item 10.
Regulation
S-K
408(b) Rider
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley has adopted insider trading policies and procedures applicable to its investment affiliates, including the General Partner, that it believes are reasonably designed to promote compliance with insider trading laws, rules and regulations. Morgan Stanley’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form
10-K.

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
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
.

(a)	Security Ownership of Certain Beneficial Owners – As of February 28, 2025, the Partnership knows of one person who beneficially owns more than 5% of the Units outstanding.

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class A Units	Ashley B. Coolidge TTEE 11701 Forest Glen Street, Houston, TX 77024-6433	279,142.172	5.9%

(b)
Security Ownership of Management
– Under the terms of the Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2024:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Units	General Partner	119,150.531	91.5%

(c)	Changes in Control – None.

Item 13.
Certain Relationships and Related Transactions, and Director Independence
.

(a)	Transactions with Related Persons. None.

(b)	Review, Approval or Ratification of Transactions with Related Persons. Not applicable.

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
(1)
Audit Fees
. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2024 and 2023 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2024	$146,492
2023	$143,100
(2)
Audit-Related Fees
. None.
(3)
Tax Fees
. The Partnership did not pay EY any amounts in 2024 and 2023 for professional services in connection with tax compliance, tax advice, and tax planning.
(4)
All Other Fees
. None.
(5) Not Applicable.
(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements:

Consolidated Statements of Financial Condition at December 31, 2024 and 2023.

Consolidated Condensed Schedules of Investments at December 31, 2024 and 2023.

Consolidated Statements of Income and Expenses for the years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2024, 2023 and 2022.

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

19.1	Investment Manager Insider Trading Policy (filed herewith).

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
Date: March 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick T. Egan	/s/ Tatiana Segal
Patrick T. Egan	Tatiana Segal
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 20, 2025	Date: March 20, 2025

/s/ Brooke Lambert	/s/ Victoria Eckstein
Brooke Lambert	Victoria Eckstein
Chief Financial Officer	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 20, 2025
Date: March 20, 2025

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.