Form 10-Q
period 2025-03-31
Ceres Classic L.P.
filed 2025-05-09
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X
As of April 30, 2025, 4,654,695.645 Limited Partnership Class A Units were outstanding and 11,079.649 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Classic L.P.
Consolidated Statements of Financial Condition

	March 31, 2025 (Unaudited)	December 31, 2024
Assets:
Equity in trading account:
Unrestricted cash	$114,129,388	$116,041,683
Restricted cash	26,602,381	25,673,499
Foreign cash (cost $680,125 and $1,029,782 at March 31, 2025 and December 31, 2024, respectively)	705,871	1,025,300
Net unrealized appreciation on open futures contracts	1,667,487	2,269,270
Net unrealized appreciation on open forward contracts	124,035	1,672,427

Total equity in trading account	143,229,162	146,682,179

Interest receivable	395,166	405,325

Total assets	$143,624,328	$147,087,504

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Administrative and General Partner’s fees	$89,070	$88,886
Management fees	145,580	145,970
Professional fees	256,496	247,616
Redemptions payable to General Partner	-	75,000
Redemptions payable to Limited Partners	1,989,046	889,494

Total liabilities	2,480,192	1,446,966

Partners’ Capital:
General Partner, Class Z, 119,150.531 Units outstanding at March 31, 2025 and December 31, 2024	1,542,773	1,540,021
Limited Partners, Class A, 4,697,879.887 and 4,849,003.081 Units outstanding at March 31, 2025 and December 31, 2024, respectively	139,457,902	143,957,312
Limited Partners, Class Z, 11,079.649 Units outstanding at March 31, 2025 and December 31, 2024	143,461	143,205

Total partners’ capital (net asset value)	141,144,136	145,640,538

Total liabilities and partners’ capital	$143,624,328	$147,087,504

Net asset value per Unit:
Class A	$29.69	$29.69

Class Z	$12.95	$12.93

See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Condensed Schedule of Investments
March 31, 2025
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	303	$(49,121)	(0.03)%
Energy	378	561,909	0.40
Grains	96	(78,361)	(0.06)
Indices	617	(1,080,558)	(0.77)
Interest Rates U.S.	223	28,820	0.02
Interest Rates Non-U.S.	1,756	181,336	0.13
Livestock	175	220,432	0.15
Metals	258	772,081	0.55
Softs	243	(155,934)	(0.11)

Total futures contracts purchased		400,604	0.28

Futures Contracts Sold
Currencies	629	174,574	0.12
Energy	74	(116,948)	(0.08)
Grains	908	524,305	0.37
Indices	264	791,340	0.56
Interest Rates U.S.	248	5,930	0.00 *
Interest Rates Non-U.S.	895	(135,510)	(0.09)
Livestock	26	16,460	0.01
Metals	33	(58,698)	(0.04)
Softs	58	65,430	0.05

Total futures contracts sold		1,266,883	0.90

Net unrealized appreciation on open futures contracts		$1,667,487	1.18%

Unrealized Appreciation on Open Forward Contracts
Currencies	$263,714,264	$1,779,680	1.26%
Metals	265	560,256	0.40

Total unrealized appreciation on open forward contracts		2,339,936	1.66

Unrealized Depreciation on Open Forward Contracts
Currencies	$158,035,177	(1,082,470)	(0.77)
Metals	500	(1,133,431)	(0.80)

Total unrealized depreciation on open forward contracts		(2,215,901)	(1.57)

Net unrealized appreciation on open forward contracts		$124,035	0.09%

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

Ceres Classic L.P.
Consolidated Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income:
Interest income	$1,290,474	$1,774,336

Expenses:
Clearing fees	126,518	145,639
Administrative and General Partner’s fees	272,827	287,052
Ongoing placement agent fees	269,647	283,648
Management fees	448,874	481,322
Incentive fees	-	1,142,511
Professional fees	132,513	136,041

Total expenses	1,250,379	2,476,213

Net investment income (loss)	40,095	(701,877)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,082,711	13,909,518
Net change in unrealized gains (losses) on open contracts	(2,119,947)	8,270,338

Total trading results	(37,236)	22,179,856

Net income (loss)	$2,859	$21,477,979

Net income (loss) per Unit*:
Class A	$-	$4.11

Class Z	$0.02	$1.80

Weighted average Units outstanding:
Class A	4,811,803.016	5,164,525.881

Class Z	130,230.180	143,319.273

*	Represents the change in net asset value per Unit during the period.
See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2023	$145,519,896	5,183,355.701	$1,738,699	143,319.273	$147,258,595	5,326,674.974
Redemptions - Limited Partners	(2,157,860)	(69,709.212)	-	-	(2,157,860)	(69,709.212)
Net income (loss)	21,219,845	-	258,134	-	21,477,979	-

Partners’ Capital, March 31, 2024	$164,581,881	5,113,646.489	$1,996,833	143,319.273	$166,578,714	5,256,965.762

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2024	$143,957,312	4,849,003.081	$1,683,226	130,230.180	$145,640,538	4,979,233.261
Redemptions - Limited Partners	(4,499,261)	(151,123.194)	-	-	(4,499,261)	(151,123.194)
Net income (loss)	(149)	-	3,008	-	2,859	-

Partners’ Capital, March 31, 2025	$139,457,902	4,697,879.887	$1,686,234	130,230.180	$141,144,136	4,828,110.067

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
As of March 31, 2025, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2025.
During the reporting periods ended March 31, 2025 and 2024, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.
As of March 31, 2025, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units.
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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The Partnership pays WCM a flat-rate monthly management fee equal to 1/12 th
of 1.5% (1.5% annual rate) of the Partnership’s net assets allocated to WCM as of the beginning of the relevant month, which is equal to the prior month end net assets, net of all fees and expenses for the previous month, and decreased by any redemptions for such prior month end and increased by any subscriptions for the current month. In addition, the Partnership pays WCM a quarterly incentive fee equal to 20% of new trading profits earned by WCM in each quarterly period. Pursuant to the management agreement with WCM, no incentive fee will be paid to WCM with respect to the Partnership until it has (i) recouped a certain loss carryforward and (ii) earned new trading profits (as defined in the applicable management agreement) from and after January 1, 2021. The loss carryforward applied to the Partnership will be adjusted according to the Partnership’s assets allocated to WCM as of January 1, 2021.
The Partnership pays Campbell a flat rate monthly management fee equal to 1/12 th
of 1.25% (1.25% annual rate) of the beginning of the month net asset value allocated to Campbell, and the Partnership pays Campbell a quarterly incentive fee equal to 20% of trading profits earned by Campbell in each quarterly period.
The Partnership pays EMC a flat rate monthly management fee equal to 1/12 th
of 0.875% (0.875% annual rate) of the beginning of the month net asset value allocated to EMC, and the Partnership pays EMC a quarterly incentive fee equal to 20% of trading profits earned by EMC in each quarterly period.
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
The Partnership has also entered into a selling agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management is paid a monthly ongoing placement agent fee at the rates described above. The ongoing placement agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisors of Morgan Stanley Wealth Management who sell Class A Units.
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
The accompanying consolidated financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2025 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2025 and 2024. These consolidated financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2024. The December 31, 2024 information has been derived from the audited consolidated financial statements as of and for the year ended December 31, 2024.
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
Profit Allocation.
Except for class specific expenses, the General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.
Statement of Cash Flows.
The Partnership has not provided a Consolidated Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230,
“Statement of Cash Flows.”
The Consolidated Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended March 31, 2025 and 2024, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.
Consolidation/Partnership’s Investment in the Trading Company.
Effective October 1, 2023, the Partnership has consolidated its wholly owned investment in the Trading Company. Accordingly, the Partnership’s consolidated condensed schedule of investments as of March 31, 2025 and December 31, 2024 includes the portfolio holdings of the Trading Company. The consolidated financial statements for the year ended December 31, 2024 and for the period ended March 31, 2025, include the accounts of the Partnership and the Trading Company. All inter-company transactions and balances have been eliminated.
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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Partnership’s Cash
. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At March 31, 2025 and December 31, 2024, the amount of cash held for margin requirements was $26,602,381 and $25,673,499, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $705,871 (cost of $680,125) and $1,025,300 (cost of $1,029,782) as of March 31, 2025 and December 31, 2024, respectively.
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
Investment Company Status.
The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of
Financial Services—Investment Companies (Topic 946)
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
There
have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2024.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner class as a whole for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025		2024
	Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(0.01)	$(0.01)	$4.24	$1.83
Net investment income (loss)	0.01	0.03	(0.13)	(0.03)

Increase (decrease) for the period	-	0.02	4.11	1.80
Net asset value per Unit, beginning of period	29.69	12.93	28.07	12.13

Net asset value per Unit, end of period	$29.69	$12.95	$32.18	$13.93

	Three Months Ended March 31,
	2025		2024
	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income ***	0.1%	0.9%	0.4%	1.1%

Operating expenses	3.5%	2.7%	3.4%	2.7%
Incentive fees	-%	-%	0.7%	0.7%

Total expenses	3.5%	2.7%	4.1%	3.4%

Total return:
Total return before incentive fees	-%	0.2%	15.4%	15.6%
Incentive fees	-%	-%	(0.8)%	(0.8)%

Total return after incentive fees	-%	0.2%	14.6%	14.8%

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
The
above
ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of consolidated income, expenses and average partners’ capital of the Partnership.

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
The General Partner estimates that, at any given time, approximately 25.9% to 38.2% of the Partnership’s contracts are traded over-the-counter.
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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2025 and 2024 were 7,603 and 7,488, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2025 and 2024 were 1,041 and 1,071, respectively. The monthly average notional values of currency forward contracts traded during the three months ended March 31, 2025 and 2024 were $623,442,677 and $941,426,359, respectively.
The
following
tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of March 31, 2025 and December 31, 2024, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
March 31, 2025				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$4,525,539	$(2,858,052)	$1,667,487	$-	$-	$1,667,487
Forwards	2,069,474	(2,069,474)	-	-	-	-

	6,595,013	(4,927,526)	1,667,487	-	-	1,667,487
JPMorgan
Forwards	270,462	(65,621)	204,841	-	-	204,841

Total assets	$6,865,475	$(4,993,147)	$1,872,328	$-	$-	$1,872,328

Liabilities
MS&Co.
Futures	$(2,858,052)	$2,858,052	$-	$-	$-	$-
Forwards	(2,150,280)	2,069,474	(80,806)	-	80,806	-

	(5,008,332)	4,927,526	(80,806)	-	80,806	-
JPMorgan
Forwards	(65,621)	65,621	-	-	-	-

Total liabilities	$(5,073,953)	$4,993,147	$(80,806)	$-	$80,806	$-

Net fair value						$1,872,328	*

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
December 31, 2024				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$6,264,672	$(3,995,402)	$2,269,270	$-	$-	$2,269,270
Forwards	4,173,747	(2,328,677)	1,845,070	-	-	1,845,070

	10,438,419	(6,324,079)	4,114,340	-	-	4,114,340
JPMorgan
Forwards	74,339	(74,339)	-	-	-	-

Total assets	$10,512,758	$(6,398,418)	$4,114,340	$-	$-	$4,114,340

Liabilities
MS&Co.
Futures	$(3,995,402)	$3,995,402	$-	$-	$-	$-
Forwards	(2,328,677)	2,328,677	-	-	-	-

	(6,324,079)	6,324,079	-	-	-	-
JPMorgan
Forwards	(246,982)	74,339	(172,643)	-	172,643	-

Total liabilities	$(6,571,061)	$6,398,418	$(172,643)	$-	$172,643	$-

Net fair value						$4,114,340	*

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025
Assets
Futures Contracts
Currencies	$225,932
Energy	745,844
Grains	731,892
Indices	848,732
Interest Rates U.S.	119,828
Interest Rates Non-U.S.	608,166
Livestock	298,550
Metals	816,513
Softs	130,082

Total unrealized appreciation on open futures contracts	4,525,539

Liabilities
Futures Contracts
Currencies	(100,479)
Energy	(300,883)
Grains	(285,948)
Indices	(1,137,950)
Interest Rates U.S.	(85,078)
Interest Rates Non-U.S.	(562,340)
Livestock	(61,658)
Metals	(103,130)
Softs	(220,586)

Total unrealized depreciation on open futures contracts	(2,858,052)

Net unrealized appreciation on open futures contracts	$1,667,487	*

Assets
Forward Contracts
Currencies	$1,779,680
Metals	560,256

Total unrealized appreciation on open forward contracts	2,339,936

Liabilities
Forward Contracts
Currencies	(1,082,470)
Metals	(1,133,431)

Total unrealized depreciation on open forward contracts	(2,215,901)

Net unrealized appreciation on open forward contracts	$124,035	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The
following
table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended
	March 31,
Sector	2025		2024
Currencies	$(821,925)		$2,474,249
Energy	(746,478)		2,254,438
Grains	(185,085)		1,067,437
Indices	1,527,064		11,719,395
Interest Rates U.S.	(866,520)		619,222
Interest Rates Non-U.S.	(1,345,031)		(295,253)
Livestock	506,278		(689,763)
Metals	1,770,933		(1,110,265)
Softs	123,528		6,140,396

Total	$(37,236)	***	$22,179,856	***

***	This amount is in “Total trading results” in the Consolidated Statements of Income and Expenses.

6.	Fair Value Measurements:
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
The Partnership and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2025 and December 31, 2024 and for the periods ended March 31, 2025 and 2024, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,525,539	$4,525,539	$-	$-
Forwards	2,339,936	-	2,339,936	-

Total assets	$6,865,475	$4,525,539	$2,339,936	$-

Liabilities
Futures	$2,858,052	$2,858,052	$-	$-
Forwards	2,215,901	-	2,215,901	-

Total liabilities	$5,073,953	$2,858,052	$2,215,901	$-

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,264,672	$6,264,672	$-	$-
Forwards	4,248,086	-	4,248,086	-

Total assets	$10,512,758	$6,264,672	$4,248,086	$-

Liabilities
Futures	$3,995,402	$3,995,402	$-	$-
Forwards	2,575,659	-	2,575,659	-

Total liabilities	$6,571,061	$3,995,402	$2,575,659	$-

7.	Investment in the Trading Company:
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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2025.
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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Management fees, Administrative and General Partner fees, ongoing placement agent fees and incentive fees are charged at the Partnership level. All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Trading Company and allocated to the Trading Company’s limited partners, including the Partnership. Professional fees are borne by the Trading Company and allocated to the Partnership, and also charged directly at the Partnership level.
As of March 31, 2025 and December 31, 2024, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Effective October 1, 2023, the Partnership has consolidated its wholly owned investment in the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	March 31, 2025
	Total Assets	Total Liabilities	Total Capital
CMF Winton	$48,760,379	$1,524,350	$47,236,029

	December 31, 2024
	Total Assets	Total Liabilities	Total Capital
CMF Winton	$52,656,503	$218,198	$52,438,305
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the three months ended March 31, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$376,200	$(1,917,360)	$(1,541,160)

	For the three months ended March 31, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$578,969	$8,899,507	$9,478,476
Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	March 31, 2025		For the three months ended March 31, 2025

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	33.55%	$47,358,414	$(1,486,114)	$35,987	$19,059	$(1,541,160)	Commodity Portfolio	Monthly

	December 31, 2024		For the three months ended March 31, 2024

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	36.10%	$52,570,193	$9,550,119	$53,017	$18,626	$9,478,476	Commodity Portfolio	Monthly

8.	Subsequent Events:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2025.

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

For the three months ended March 31, 2025, the Partnership’s capital decreased 3.1% from $145,640,538 to $141,144,136. This decrease was attributable to redemptions of 151,123.194 Class A limited partner Units totaling $4,499,261 which was partially offset by a net income of $2,859. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2025, the net asset value per Unit for Class A remained flat 0.0% from $29.69 as compared to an increase of 14.6% during the first quarter of 2024. During the Partnership’s first quarter of 2025, the net asset value per Unit for Class Z increased 0.2% from $12.93 to $12.95 as compared to an increase of 14.8% during the first quarter of 2024. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2025 of $37,236. Losses were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, grains, U.S. and non-U.S. interest rates and were partially offset by gains in indices, livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2024 of $22,179,856. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, grains, indices, U.S. interest rates and softs and were partially offset by losses in non-U.S. interest rates, livestock and metals.

During the first quarter, the Partnership’s largest gains were achieved within metals during January and March primarily from long positions in gold futures as prices rallied on a weakening U.S. dollar and as concerns for the strength of the global economy spurred demand for precious metals. Further gains were recorded within the global stock index sector during January and February from long positions in European equity index futures as prices were buoyed by an outlook for the European Central Bank to be aggressive in cutting interest rates. In the agricultural markets, gains were achieved during January and March from long positions in live cattle futures as prices moved higher as U.S. cattle slaughter rates hit a multi-year low. A majority of the Partnership’s trading gains for the first quarter was offset by losses incurred within the global fixed income sector during February from short positions in U.S. government debt futures as increased investor demand for “safe-haven” assets pushed prices higher. Additional losses in the global fixed income sector were experienced during March from long positions in European fixed income futures. Within the currency sector, losses were recorded throughout the quarter primarily from short positions in the euro and Japanese yen versus the U.S. dollar as the relative value of the dollar declined amid uncertainty over U.S. economic policy actions. Additional losses were incurred within the energy sector during January from long positions in natural gas and heating oil futures, as well as during February from long positions in crude oil futures.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three months ended March 31, 2025 decreased by $483,862 as compared to the corresponding period in 2024. The decrease in interest income was primarily due to lower interest rates and lower average daily equity during the three months ended March 31, 2025 as compared to the corresponding period in 2024. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2025 decreased by $19,121 as compared to the corresponding period in 2024. The decrease in clearing fees was primarily due to a decrease in the number of trades made by the Partnership during the three months ended March 31, 2025 as compared to the corresponding period in 2024.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three months ended March 31, 2025 decreased by $14,001 as compared to the corresponding period in 2024. The decrease was primarily due to a decrease in Class A adjusted net assets during the three months ended March 31, 2025 as compared to the corresponding period in 2024.

Administrative and General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The Administrative and General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative and General Partner’s fees for the three months ended March 31, 2025 decreased by $14,225 as compared to the corresponding period in 2024. The decrease was primarily due to a decrease in average net assets during the three months ended March 31, 2025 as compared to the corresponding period in 2024. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2025 decreased by $32,448 as compared to the corresponding period in 2024. The decrease was primarily due to a decrease in average net assets during the three months ended March 31, 2025 as compared to the corresponding period in 2024.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreement among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three months ended March 31, 2025 and 2024 resulted in incentive fees of $0 and $1,142,511, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

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

As of March 31, 2025 and December 31, 2024, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

Advisor	March 31, 2025	March 31, 2025 (percentage of Partners’ Capital)	December 31, 2024	December 31, 2024 (percentage of Partners’ Capital)
Campbell	$44,563,561	32%	$42,139,268	29%
EMC	9,972,275	7%	10,986,631	7%
Graham	28,763,366	20%	31,466,058	22%
WCM	48,645,183	34%	52,610,195	36%
Unallocated	9,199,751	7%	8,438,386	6%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investments in the Trading Company. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by certain Trading Advisors) and indirectly by the Trading Company separately. There have been no material changes in the trading Value at Risk, non-trading risk and risk management information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2025. As of March 31, 2025, the Partnership’s total capitalization was $141,144,136.

March 31, 2025

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$10,539,166	7.47%
Energy	1,802,752	1.28
Grains	1,693,504	1.20
Indices	4,734,773	3.35
Interest Rates U.S.	772,025	0.55
Interest Rates Non-U.S.	2,401,184	1.70
Livestock	494,726	0.35
Metals	2,824,578	2.00
Softs	826,851	0.58

Total	$26,089,559	18.48%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of March 31, 2025 and December 31, 2024, and the highest, lowest and average values during the three months ended March 31, 2025 and for the twelve months ended December 31, 2024. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of March 31, 2025, the Partnership’s total capitalization was $141,144,136.

	March 31, 2025

			Three Months Ended March 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$9,153,329	6.48%	$9,262,466	$6,582,058	$7,892,991
Energy	1,440,382	1.02	1,526,682	805,070	1,242,723
Grains	1,197,491	0.85	1,216,187	429,786	719,440
Indices	4,022,867	2.85	5,667,711	3,307,892	4,174,671
Interest Rates U.S.	628,466	0.44	1,572,239	498,181	995,380
Interest Rates Non-U.S.	1,749,328	1.24	2,216,898	1,355,161	1,769,789
Livestock	262,818	0.19	397,981	220,495	315,065
Metals	1,434,763	1.02	1,875,044	1,130,549	1,519,505
Softs	470,076	0.33	854,941	400,402	661,447

Total	$20,359,520	14.42%

*Average of daily Values at Risk.

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

*Annual average of daily Values at Risk.

As of March 31, 2025, the Trading Company’s total capitalization was $47,236,029 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of March 31, 2025 was as follows:

	March 31, 2025

			Three Months Ended March 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,385,837	2.93%	$2,090,616	$1,193,254	$1,537,556
Energy	362,370	0.77	613,492	255,214	425,558
Grains	496,013	1.05	506,667	254,044	378,800
Indices	711,906	1.51	1,140,764	587,085	914,332
Interest Rates U.S.	143,559	0.30	804,953	143,559	561,855
Interest Rates Non-U.S.	651,856	1.38	794,790	460,422	639,004
Livestock	231,908	0.49	494,670	125,923	335,238
Metals	1,389,815	2.94	1,465,042	846,346	1,224,125
Softs	356,775	0.76	504,990	166,445	347,153

Total	$5,730,039	12.13%

*Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Firm has reached agreements in principle with two regulatory agencies—the SEC for $125 million and the CFTC for $75 million—to resolve record-keeping related investigations by those agencies relating to business communications on messaging platforms that had not been approved by the Firm. The Company was one of the entities involved in these investigations, and has recognized a provision of $63 million in anticipation of concluding the settlement with the SEC. On September 27, 2022, the Firm’s settlements with the SEC and the CFTC became effective.

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
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2024, other than as disclosed in Note 4, “Financial Instrument Risks,” of the financial statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended March 31, 2025, there were no subscriptions of Class A and Class Z Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.
Proceeds of net offering are used for the trading of Futures Interests.
The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	27,470.803	$30.41	N/A	N/A
February 1, 2025 - February 28, 2025	56,658.590	$29.56	N/A	N/A
March 1, 2025 - March 31, 2025	66,993.801	$29.69	N/A	N/A
	151,123.194	$29.77
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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended March 31, 2025, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2025 by the directors and officers of the General Partner.

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

Date: May 9, 2025

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

 Date: May 9, 2025

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.