Form 10-Q
period 2025-06-30
Ceres Classic L.P.
filed 2025-08-08
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X
As of July 31, 2025, 4,535,351.119 Limited Partnership Class A Units were outstanding and 11,079.649 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Classic L.P.
Consolidated Statements of Financial Condition

	June 30, 2025 (Unaudited)	December 31, 2024
Assets:
Equity in trading account:
Unrestricted cash	$101,427,249	$116,041,683
Restricted cash	25,026,651	25,673,499
Foreign cash (cost $1,147,046 and $1,029,782 at June 30, 2025 and December 31, 2024, respectively)	1,208,782	1,025,300
Net unrealized appreciation on open futures contracts	1,742,317	2,269,270
Net unrealized appreciation on open forward contracts	326,143	1,672,427

Total equity in trading account	129,731,142	146,682,179

Interest receivable	340,036	405,325

Total assets	$130,071,178	$147,087,504

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Administrative and General Partner’s fees	$80,872	$88,886
Management fees	125,512	145,970
Professional fees	252,720	247,616
Redemptions payable to General Partner	-	75,000
Redemptions payable to Limited Partners	680,650	889,494

Total liabilities	1,139,754	1,446,966

Partners’ Capital:
General Partner, Class Z, 119,150.531 Units outstanding at June 30, 2025 and December 31, 2024	1,443,659	1,540,021
Limited Partners, Class A, 4,593,461.609 and 4,849,003.081 Units outstanding at June 30, 2025 and December 31, 2024, respectively	127,353,521	143,957,312
Limited Partners, Class Z, 11,079.649 Units outstanding at June 30, 2025 and December 31, 2024	134,244	143,205

Total partners’ capital (net asset value)	128,931,424	145,640,538

Total liabilities and partners’ capital	$130,071,178	$147,087,504

Net asset value per Unit:
Class A	$27.72	$29.69

Class Z	$12.12	$12.93

See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Condensed Schedule of Investments
June 30, 2025
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	408	$493,604	0.38%
Energy	193	(868,423)	(0.67)
Grains	189	(102,548)	(0.08)
Indices	666	1,182,911	0.92
Interest Rates U.S.	210	96,750	0.08
Interest Rates Non-U.S.	3,034	(33,037)	(0.03)
Livestock	213	334,080	0.26
Metals	141	132,900	0.10
Softs	86	(91,271)	(0.07)

Total futures contracts purchased		1,144,966	0.89

Futures Contracts Sold
Currencies	255	(128,297)	(0.10)
Energy	138	293,357	0.23
Grains	725	588,262	0.45
Indices	114	(192,175)	(0.15)
Interest Rates U.S.	339	(288,421)	(0.22)
Interest Rates Non-U.S.	178	(85,498)	(0.07)
Livestock	5	5,030	0.00 *
Metals	103	(41,110)	(0.03)
Softs	284	446,203	0.35

Total futures contracts sold		597,351	0.46

Net unrealized appreciation on open futures contracts		$1,742,317	1.35%

Unrealized Appreciation on Open Forward Contracts
Currencies	$266,413,177	$3,120,187	2.42%
Metals	354	828,084	0.64

Total unrealized appreciation on open forward contracts		3,948,271	3.06

Unrealized Depreciation on Open Forward Contracts
Currencies	$247,211,496	(3,096,284)	(2.40)
Metals	245	(525,844)	(0.41)

Total unrealized depreciation on open forward contracts		(3,622,128)	(2.81)

Net unrealized appreciation on open forward contracts		$326,143	0.25%

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

Ceres Classic L.P.
Consolidated Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income:
Interest income	$1,223,846	$1,854,301	$2,514,320	$3,628,637

Expenses:
Clearing fees	132,030	133,753	258,548	279,392
Administrative and General Partner’s fees	251,683	312,306	524,510	599,358
Ongoing placement agent fees	248,649	308,544	518,296	592,192
Management fees	394,262	509,693	843,136	991,015
Incentive fees	-	(61,141)	-	1,081,370
Professional fees	128,002	141,765	260,515	277,806

Total expenses	1,154,626	1,344,920	2,405,005	3,821,133

Net investment income (loss)	69,220	509,381	109,315	(192,496)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(9,687,602)	752,067	(7,604,891)	14,661,585
Net change in unrealized gains (losses) on open contracts	312,928	(4,296,498)	(1,807,019)	3,973,840

Total trading results	(9,374,674)	(3,544,431)	(9,411,910)	18,635,425

Net income (loss)	$(9,305,454)	$(3,035,050)	$(9,302,595)	$18,442,929

Net income (loss) per Unit*:
Class A	$(1.97)	$(0.59)	$(1.97)	$3.52

Class Z	$(0.83)	$(0.23)	$(0.81)	$1.57

Weighted average Units outstanding:
Class A	4,656,863.876	5,090,824.899	4,734,333.446	5,127,675.390

Class Z	130,230.180	143,319.273	130,230.180	143,319.273

*	Represents the change in net asset value per Unit during the period.
See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2023	$145,519,896	5,183,355.701	$1,738,699	143,319.273	$147,258,595	5,326,674.974
Redemptions - General Partner	-	-	(99,854)	(7,288.629)	(99,854)	(7,288.629)
Redemptions - Limited Partners	(4,516,079)	(143,318.413)	-	-	(4,516,079)	(143,318.413)
Net income (loss)	18,217,913	-	225,016	-	18,442,929	-

Partners’ Capital, June 30, 2024	$159,221,730	5,040,037.288	$1,863,861	136,030.644	$161,085,591	5,176,067.932

Partners’ Capital, March 31, 2024	$164,581,881	5,113,646.489	$1,996,833	143,319.273	$166,578,714	5,256,965.762
Redemptions - General Partner	-	-	(99,854)	(7,288.629)	(99,854)	(7,288.629)
Redemptions - Limited Partners	(2,358,219)	(73,609.201)	-	-	(2,358,219)	(73,609.201)
Net income (loss)	(3,001,932)	-	(33,118)	-	(3,035,050)	-

Partners’ Capital, June 30, 2024	$159,221,730	5,040,037.288	$1,863,861	136,030.644	$161,085,591	5,176,067.932

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2024	$143,957,312	4,849,003.081	$1,683,226	130,230.180	$145,640,538	4,979,233.261
Redemptions - Limited Partners	(7,406,519)	(255,541.472)	-	-	(7,406,519)	(255,541.472)
Net income (loss)	(9,197,272)	-	(105,323)	-	(9,302,595)	-

Partners’ Capital, June 30, 2025	$127,353,521	4,593,461.609	$1,577,903	130,230.180	$128,931,424	4,723,691.789

Partners’ Capital, March 31, 2025	$139,457,902	4,697,879.887	$1,686,234	130,230.180	$141,144,136	4,828,110.067
Redemptions - Limited Partners	(2,907,258)	(104,418.278)	-	-	(2,907,258)	(104,418.278)
Net income (loss)	(9,197,123)	-	(108,331)	-	(9,305,454)	-

Partners’ Capital, June 30, 2025	$127,353,521	4,593,461.609	$1,577,903	130,230.180	$128,931,424	4,723,691.789

See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization:
Ceres Classic L.P. (the “Partnership”) is a Delaware limited partnership organized in
1998
to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note
4
, “Financial Instrument Risks”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.
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
As of June 30, 2025, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2025.
During the reporting periods ended June 30, 2025 and 2024, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.
As of June 30, 2025, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units.
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
The ongoing placement agent fees for the three and six months ended June 30, 2025 for Class A were
$
248,649
and $
518,296
, respectively. The ongoing placement agent fees for the
three
and
six
months ended June
30
,
2024
for Class A were $
308,544
and $
592,192
, respectively. Class Z Units are not subject to an ongoing placement agent fee.
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
The accompanying consolidated financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2025 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2025 and 2024. These consolidated financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
The Consolidated Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended June 30, 2025 and 2024, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.
Consolidation/Partnership’s Investment in the Trading Company.
The Partnership consolidates its wholly owned investment in the Trading Company. Accordingly, the Partnership’s consolidated condensed schedule of investments as of June 30, 2025 and December 31, 2024 includes the portfolio holdings of the Trading Company. The consolidated financial statements for the year ended December 31, 2024 and for the period ended June 30, 2025, include the accounts of the Partnership and the Trading Company. All inter-company transactions and balances have been eliminated.
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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Partnership’s Cash
. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. and/or JPM, as applicable. All of these amounts are maintained separately. At June 30, 2025 and December 31, 2024, the amount of cash held for margin requirements was
$
25,026,651
and $
25,673,499
, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $
1,208,782
(cost of $
1,147,046
) and $
1,025,300
(cost of $
1,029,782
) as of June 30, 2025 and December 31, 2024, respectively.
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
10-K
for the year ended December 31, 2024.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(1.98)	$(0.86)	$(0.69)	$(0.30)	$(1.99)	$(0.87)	$3.56	$1.54
Net investment income (loss)	0.01	0.03	0.10	0.07	0.02	0.06	(0.04)	0.03

Increase (decrease) for the period	(1.97)	(0.83)	(0.59)	(0.23)	(1.97)	(0.81)	3.52	1.57
Net asset value per Unit, beginning of period	29.69	12.95	32.18	13.93	29.69	12.93	28.07	12.13

Net asset value per Unit, end of period	$27.72	$12.12	$31.59	$13.70	$27.72	$12.12	$31.59	$13.70

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income ***	0.2%	1.0%	1.1%	1.8%	0.2%	0.9%	0.4%	1.2%

Operating expenses	3.5%	2.7%	3.4%	2.7%	3.5%	2.7%	3.5%	2.7%
Incentive fees	-%	-%	-%	-%	-%	-%	0.7%	0.7%

Total expenses	3.5%	2.7%	3.4%	2.7%	3.5%	2.7%	4.2%	3.4%

Total return:
Total return before incentive fees	(6.6)%	(6.4)%	(1.8)%	(1.7)%	(6.6)%	(6.3)%	13.3%	13.7%
Incentive fees	-%	-%	-%	-%	-%	-%	(0.8)%	(0.8)%

Total return after incentive fees	(6.6)%	(6.4)%	(1.8)%	(1.7)%	(6.6)%	(6.3)%	12.5%	12.9%

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
The General Partner estimates that, at any given time, approximately 27.5% to 45.3% of the Partnership’s contracts are traded over-the-counter.
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
The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. With respect to the Partnership’s non-exchange-traded
forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those non-exchange-traded
forward currency contracts, the Partnership is dependent upon the ability of MS&Co. and JPM, the counterparties on all such contracts, to perform. The Partnership has a netting agreement with MS&Co and JPM. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce the Partnership’s, MS&Co.’s and JPM’s exposure on non-exchange-traded
forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co. and JPM’s bankruptcy or insolvency.
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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2025 and 2024 were 6,477 and 8,589, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2025 and 2024 were 7,040 and 8,039, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2025 and 2024 were 1,098 and 1,002, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2025 and 2024 were 1,070 and 1,037, respectively. The monthly average notional values of currency forward contracts traded during the three months ended June 30, 2025 and 2024 were $774,479,537 and $1,097,231,746, respectively. The monthly average notional values of currency forward contracts traded during the six months ended June 30, 2025 and 2024 were $698,961,107 and $1,019,329,052, respectively.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of June 30, 2025 and December 31, 2024, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
June 30, 2025				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$4,573,867	$(2,831,550)	$1,742,317	$-	$-	$1,742,317
Forwards	3,695,986	(3,375,364)	320,622	-	-	320,622

	8,269,853	(6,206,914)	2,062,939	-	-	2,062,939
JPMorgan
Forwards	252,285	(246,764)	5,521	-	-	5,521

Total assets	$8,522,138	$(6,453,678)	$2,068,460	$-	$-	$2,068,460

Liabilities
MS&Co.
Futures	$(2,831,550)	$2,831,550	$-	$-	$-	$-
Forwards	(3,375,364)	3,375,364	-	-	-	-

	(6,206,914)	6,206,914	-	-	-	-
JPMorgan
Forwards	(246,764)	246,764	-	-	-	-

Total liabilities	$(6,453,678)	$6,453,678	$-	$-	$-	$-

Net fair value						$2,068,460	*

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
December 31, 2024				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$6,264,672	$(3,995,402)	$2,269,270	$-	$-	$2,269,270
Forwards	4,173,747	(2,328,677)	1,845,070	-	-	1,845,070

	10,438,419	(6,324,079)	4,114,340	-	-	4,114,340
JPMorgan
Forwards	74,339	(74,339)	-	-	-	-

Total assets	$10,512,758	$(6,398,418)	$4,114,340	$-	$-	$4,114,340

Liabilities
MS&Co.
Futures	$(3,995,402)	$3,995,402	$-	$-	$-	$-
Forwards	(2,328,677)	2,328,677	-	-	-	-

	(6,324,079)	6,324,079	-	-	-	-
JPMorgan
Forwards	(246,982)	74,339	(172,643)	-	172,643	-

Total liabilities	$(6,571,061)	$6,398,418	$(172,643)	$-	$172,643	$-

Net fair value						$4,114,340	*

*
In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and a counterparty to the Partnership’s non-exchange-traded
contracts, as applicable, and JPM, as a counterparty to certain non-exchange
traded contracts, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co. or JPM, as applicable, thereby minimizing MS&Co.’s and JPM’s risk of loss. In certain instances, a counterparty may not post collateral and as such, in the event of default by such counterparty, the Partnership is exposed to the amount shown in the Consolidated Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025
Assets
Futures Contracts
Currencies	$551,203
Energy	410,704
Grains	685,133
Indices	1,275,553
Interest Rates U.S.	96,812
Interest Rates Non-U.S.	352,459
Livestock	440,705
Metals	272,879
Softs	488,419

Total unrealized appreciation on open futures contracts	4,573,867

Liabilities
Futures Contracts
Currencies	(185,896)
Energy	(985,770)
Grains	(199,419)
Indices	(284,817)
Interest Rates U.S.	(288,483)
Interest Rates Non-U.S.	(470,994)
Livestock	(101,595)
Metals	(181,089)
Softs	(133,487)

Total unrealized depreciation on open futures contracts	(2,831,550)

Net unrealized appreciation on open futures contracts	$1,742,317	*

Assets
Forward Contracts
Currencies	$3,120,187
Metals	828,084

Total unrealized appreciation on open forward contracts	3,948,271

Liabilities
Forward Contracts
Currencies	(3,096,284)
Metals	(525,844)

Total unrealized depreciation on open forward contracts	(3,622,128)

Net unrealized appreciation on open forward contracts	$326,143	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2025		2024		2025		2024
Currencies	$(2,830,017)		$(441,055)		$(3,651,942)		$2,033,194
Energy	(4,219,461)		(2,996,182)		(4,965,939)		(741,744)
Grains	126,279		220,007		(58,806)		1,287,444
Indices	506,254		(1,700,613)		2,033,318		10,018,782
Interest Rates U.S.	(1,217,848)		536,550		(2,084,368)		1,155,772
Interest Rates Non-U.S.	(938,425)		528,809		(2,283,456)		233,556
Livestock	751,408		(532,622)		1,257,686		(1,222,385)
Metals	(1,095,552)		377,339		675,381		(732,926)
Softs	(457,312)		463,336		(333,784)		6,603,732

Total	$(9,374,674)	***	$(3,544,431)	***	$(9,411,910)	***	$18,635,425	***

***	This amount is in “Total trading results” in the Consolidated Statements of Income and Expenses.

6.	Fair Value Measurements:
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
The fair value of exchange-traded futures, forward and option contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded
foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.
The Partnership and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2025 and December 31, 2024 and for the periods ended June 30, 2025 and 2024, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,573,867	$4,573,867	$-	$-
Forwards	3,948,271	-	3,948,271	-

Total assets	$8,522,138	$4,573,867	$3,948,271	$-

Liabilities
Futures	$2,831,550	$2,831,550	$-	$-
Forwards	3,622,128	-	3,622,128	-

Total liabilities	$6,453,678	$2,831,550	$3,622,128	$-

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,264,672	$6,264,672	$-	$-
Forwards	4,248,086	-	4,248,086	-

Total assets	$10,512,758	$6,264,672	$4,248,086	$-

Liabilities
Futures	$3,995,402	$3,995,402	$-	$-
Forwards	2,575,659	-	2,575,659	-

Total liabilities	$6,571,061	$3,995,402	$2,575,659	$-

7.	Investment in the Trading Company:
On January 1, 2021, the assets allocated to WCM for trading were invested in CMF Winton, a limited partnership organized under the partner ship
laws of the State of New York. CMF Winton permits accounts managed by WCM using the Winton Futures Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of CMF Winton. Individual and pooled accounts currently managed by WCM, including the Partnership, are permitted to be limited partners of CMF Winton. The General Partner and WCM believe that trading through this structure promotes efficiency and economy in the trading process. The General Partner and WCM have agreed that WCM will trade the Partnership’s assets allocated to WCM at a level that is up to 1.5 times the amount of assets allocated, provided that the General Partner may instruct WCM to change such level in accordance with the investment management agreement from time to time.
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2025.
The Partnership’s/Trading Company’s trading of futures, forward, swap, and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Partnership/Trading Company engage in such trading through commodity brokerage accounts maintained with MS&Co. and JPM, as applicable.
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
As of June 30, 2025 and December 31, 2024, the Partnership owned 100%
of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Partnership consolidates its wholly owned investment in the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	June 30, 2025
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$41,710,704	$135,960	$41,574,744

	December 31, 2024
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$52,656,503	$218,198	$52,438,305
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the three months ended June 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$317,018	$(3,522,903)	$(3,205,885)

	For the six months ended June 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$693,218	$(5,440,263)	$(4,747,045)

	For the three months ended June 30, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$597,505	$(1,474,399)	$(876,894)

	For the six months ended June 30, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$1,176,474	$7,425,108	$8,601,582

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	June 30, 2025		For the three months ended June 30, 2025

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	32.32%	$41,669,187	$(3,149,788)	$37,038	$19,059	$(3,205,885)	Commodity Portfolio	Monthly

	June 30, 2025		For the six months ended June 30, 2025

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	32.32%	$41,669,187	$(4,635,902)	$73,025	$38,118	$(4,747,045)	Commodity Portfolio	Monthly

	December 31, 2024		For the three months ended June 30, 2024

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	36.10%	$52,570,193	$(826,828)	$31,441	$18,625	$(876,894)	Commodity Portfolio	Monthly

	December 31, 2024		For the six months ended June 30, 2024

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	36.10%	$52,570,193	$8,723,291	$84,458	$37,251	$8,601,582	Commodity Portfolio	Monthly

8.	Subsequent Events:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2025.

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

For the six months ended June 30, 2025, the Partnership’s capital decreased 11.5% from $145,640,538 to $128,931,424. This decrease was attributable to redemptions of 255,541.472 Class A limited partner Units totaling $7,406,519 and a net loss of $9,302,595. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2025, the net asset value per Unit for Class A decreased 6.6% from $29.69 to $27.72 as compared to a decrease of 1.8% during the second quarter of 2024. During the Partnership’s second quarter of 2025, the net asset value per Unit for Class Z decreased 6.4% from $12.95 to $12.12 as compared to a decrease of 1.7% during the second quarter of 2024. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2025 of $9,374,674. Losses were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in grains, indices and livestock. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2024 of $3,544,431. Losses were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, indices and livestock and were partially offset by gains in grains, U.S. and non-U.S. interest rates, metals and softs.

During the second quarter, the Partnership’s largest trading losses were incurred within the energy sector throughout much of the quarter from long positions in crude oil futures as prices declined amid announced OPEC production increases and concerns of the impact of global tariffs on the growth of the global economy. In the currencies, losses were recorded during April and May from short positions in the Australian dollar, Canadian dollar, and Swiss franc versus the U.S. dollar as the relative value of the U.S. currency weakened amid speculation that widespread tariff implementation would have a negative effect on the U.S. economy. Losses within the global fixed income markets were recorded during May and June from long positions in European and U.S. interest rate futures as yields moved higher amid fiscal and tariff policy concerns. In the metals, losses were incurred during April from long positions in copper futures as prices declined amid fears China would reduce copper imports due to high tariffs. A portion of the Partnership’s overall losses for the second quarter was offset by gains achieved within the global stock index markets during May and June from long positions in global stock index futures as lowering inflation and strong corporate earnings boosted stock prices across the globe. Gains were also achieved in the agriculturals throughout the quarter from long positions in live cattle futures as prices advanced on lower U.S. cattle herd figures.

During the Partnership’s six months ended June 30, 2025, the net asset value per Unit for Class A decreased 6.6% from $29.69 to $27.72 as compared to an increase of 12.5% during the six months ended June 30, 2024. During the Partnership’s six months ended June 30, 2025, the net asset value per Unit for Class Z decreased 6.3% from $12.93 to $12.12 as compared to an increase of 12.9% during the six months ended June 30, 2024. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2025 of $9,411,910. Losses were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, grains, U.S. and non-U.S. interest rates and softs and were partially offset by gains in indices, livestock and metals. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2024 of $18,635,425. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, grains, indices, U.S. and non-U.S. interest rates and softs and were partially offset by losses in energy, livestock and metals.

During the first six months of the year, the Partnership’s largest losses were incurred during April, May, and June from long positions in crude oil futures as prices dropped amid concerns for the global economy and OPEC’s announcement of production increases. Losses in the currency sector were recorded during April and May from short positions in the Australian dollar, Canadian dollar, and Swiss franc versus the U.S. dollar as the relative value of the U.S. currency weakened amid speculation that widespread tariff implementation would have a negative effect on the U.S. economy. Further losses were incurred within the global fixed income sector during February from short positions in U.S. government debt futures as increased investor demand for “safe-haven” assets pushed prices higher. Additional losses in the global fixed income sector were experienced during May and June from positions in European and U.S. fixed income futures. A portion of the Partnership’s trading losses was offset by gains recorded within the global stock index sector during January from long positions in European equity index futures as prices were buoyed by an outlook for the European Central Bank to be aggressive in cutting interest rates. Additional gains in the stock index sector were achieved during May and June from long positions in U.S. and Asian equity index futures. In the agriculturals, gains were experienced throughout much of the first two quarters of the year from long positions in live cattle futures as prices trended higher amid tight U.S. cattle stocks. Further gains were achieved within metals during January and March primarily from long positions in gold futures as prices rallied on a weakening U.S. dollar and as concerns for the strength of the global economy spurred demand for precious metals.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and six months ended June 30, 2025 decreased by $630,455 and $1,114,317, respectively, as compared to the corresponding periods in 2024. The decrease in interest income was primarily due to lower interest rates and lower average daily equity during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2025 decreased by $1,723 and $20,844, respectively, as compared to the corresponding periods in 2024. The decrease in clearing fees was primarily due to a decrease in the number of trades made by the Partnership during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and six months ended June 30, 2025 decreased by $59,895 and $73,896, respectively, as compared to the corresponding periods in 2024. The decrease was primarily due to a decrease in Class A adjusted net assets during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024.

Administrative and General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The Administrative and General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative and General Partner’s fees for the three and six months ended June 30, 2025 decreased by $60,623 and $74,848, respectively, as compared to the corresponding periods in 2024. The decrease was primarily due to a decrease in average net assets during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2025 decreased by $115,431 and $147,879, respectively, as compared to the corresponding periods in 2024. The decrease was primarily due to a decrease in average net assets during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreement among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three and six months ended June 30, 2025 resulted in incentive fees of $0 and $0, respectively. Trading performance for the three and six months ended June 30, 2024 resulted in a reversal of incentive fees of $61,141 and incentive fees of $1,081,370, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

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

As of June 30, 2025 and March 31, 2025, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

Advisor	June 30, 2025	June 30, 2025 (percentage of Partners’ Capital)	March 31, 2025	March 31, 2025 (percentage of Partners’ Capital)
Campbell	$40,139,559	31%	$44,563,561	32%
EMC	9,109,237	7%	9,972,275	7%
Graham	23,395,633	18%	28,763,366	20%
WCM	41,703,099	32%	48,645,183	34%
Unallocated	14,583,896	12%	9,199,751	7%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2025. As of June 30, 2025, the Partnership’s total capitalization was $128,931,424.

June 30, 2025

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,432,411	6.54%
Energy	1,420,792	1.10
Grains	1,142,795	0.89
Indices	5,789,879	4.49
Interest Rates U.S.	475,047	0.37
Interest Rates Non-U.S.	2,955,260	2.29
Livestock	614,268	0.48
Metals	2,959,521	2.29
Softs	847,457	0.66

Total	$24,637,430	19.11%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of June 30, 2025 and December 31, 2024, and the highest, lowest and average values during the three months ended June 30, 2025 and for the twelve months ended December 31, 2024. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of June 30, 2025, the Partnership’s total capitalization was $128,931,424.

June 30, 2025

			Three Months Ended June 30, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,260,306	5.63%	$10,052,251	$5,672,300	$7,947,611
Energy	961,131	0.74	1,389,582	336,589	631,384
Grains	863,070	0.67	1,181,555	619,923	903,976
Indices	4,857,266	3.77	5,158,341	1,615,148	3,103,388
Interest Rates U.S.	413,761	0.32	1,285,803	220,160	710,580
Interest Rates Non-U.S.	2,508,764	1.95	2,595,936	1,738,997	2,092,488
Livestock	267,933	0.21	321,036	237,435	293,445
Metals	1,444,792	1.12	1,645,668	728,385	1,243,785
Softs	514,682	0.40	533,384	240,447	387,506

Total	$19,091,705	14.81%

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

As of June 30, 2025, the Trading Company’s total capitalization was $41,574,744 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of June 30, 2025 was as follows:

June 30, 2025

			Three Months Ended June 30, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,172,105	2.82%	$1,757,589	$1,168,372	$1,326,203
Energy	459,661	1.11	622,970	313,987	472,025
Grains	279,725	0.67	475,133	219,843	382,868
Indices	932,613	2.24	1,031,297	688,122	862,608
Interest Rates U.S.	61,286	0.15	112,028	42,073	74,989
Interest Rates Non-U.S.	446,496	1.08	622,330	238,430	331,414
Livestock	346,335	0.83	355,300	259,408	309,175
Metals	1,514,729	3.64	1,514,729	692,594	1,024,495
Softs	332,775	0.80	342,586	162,598	246,982

Total	$5,545,725	13.34%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Morgan Stanley & Co. LLC or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS & Co.”).

MS & Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS & Co. As a consolidated subsidiary of Morgan Stanley, MS & Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2024, 2023, 2022, 2021 and 2020. In addition, MS & Co. annually prepares an Audited Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS & Co.’s 2024 Audited Financial Statement.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS & Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the third-party entities that are, or would otherwise be, the primary defendants in such cases are bankrupt, in financial distress, or may not honor applicable indemnification obligations. These actions have included, but are not limited to, antitrust claims, claims under various false claims act statutes, and matters arising from our sales and trading businesses and our activities in the capital markets.

Each of Morgan Stanley and MS & Co. is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental or other regulatory agencies regarding MS & Co.’s business and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten, or sold by MS & Co., wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.

MS & Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS & Co. is registered as a futures commission merchant and is a member of the NFA.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS & Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

Regulatory and Governmental Matters

On January 12, 2024, the U.S. Attorney’s Office for the Southern District of New York (“USAO”) and the SEC announced they had reached settlement agreements with MS & Co. in connection with their investigations into MS & Co.’s blocks business. Specifically, MS & Co. entered into a three-year non-prosecution agreement (“NPA”) with the USAO that included the payment of forfeiture, restitution, and a criminal fine for making false statements in connection with the sale of certain block trades from 2018 through August 2021. The NPA required MS & Co. to admit responsibility for certain acts of its employees and to continue to cooperate with and provide certain information to the USAO for the term of the agreement. Additionally, the SEC charged MS & Co. with violations of Section 10(b) of the Exchange Act and Rule 10b-5(b) thereunder for the disclosure of confidential information about block trades and also violations of Section 15(g) of the Exchange Act for the failure to enforce its policies concerning the misuse of material non-public information related to block trades. As part of the SEC agreement, MS & Co. paid disgorgement and a civil penalty. After the agreed-upon credits were applied, MS & Co. paid a total amount of approximately $249 million under both settlements.

On September 30, 2020, the SEC entered into a settlement order with MS & Co. settling an administrative action which relates to MS & Co.’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring MS & Co.’s equity swaps business. The order found that MS & Co. improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that MS & Co. willfully violated Section 200(g) of Regulation SHO. MS & Co. consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

Morgan Stanley has reached agreements in principle with two regulatory agencies—the SEC for $125 million and the CFTC for $75 million— to resolve record-keeping related investigations by those agencies relating to business communications on messaging platforms that had not been approved by MS & Co. MS & Co. was one of the entities involved in these investigations, and has recognized a provision of $63 million in anticipation of concluding the settlement with the SEC. On September 27, 2022, Morgan Stanley’s settlements with the SEC and the CFTC became effective.

Civil Litigation

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS & Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS & Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS & Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS & Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS & Co. or sold to plaintiff by MS & Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS & Co.’s motion to dismiss the complaint. On July 15, 2022 MS & Co. filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part MS&Co.’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the MS&Co.’s favor. The plaintiff has appealed.

Beginning in February of 2016, MS & Co. was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that MS & Co., together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 11, 2024, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including MS & Co., of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”).

The complaint seeks certification of the class of plaintiffs and unspecified compensatory damages and alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including MS & Co., had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint also alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including MS & Co., had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying motions to dismiss as to MS & Co. and the other underwriters, but granting the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including MS & Co., filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to MS&Co. and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and MS&Co.’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification, which the defendants appealed. In February of 2025, the parties reached an agreement in principle to settle the litigation. On April 3, 2025, the court granted preliminary approval of the settlement.

MS&Co. is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision.

On February 21, 2025, the U.K. Competition and Markets Authority announced a settlement with an affiliate of MS&Co., as well as other financial institutions, in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding the affiliate’s activities concerning certain liquid fixed income products between 2009 and 2012. Separately, on June 16, 2023, MS&Co. and its affiliate, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. On September 16, 2024, the court granted defendants’ joint motion to dismiss, and the complaint was dismissed without prejudice. In October of 2024, MS&Co. and certain other defendants reached an agreement in principle to settle the U.S. litigation. On March 17, 2025, the court granted preliminary approval of the settlement.

Settled Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that MS & Co. and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege MS & Co. mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,946 million. The complaint sought, inter alia, treble damages. On February 22, 2018, MS & Co. moved to dismiss the amended complaint, and on July 17, 2018, the court denied MS & Co.’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings MS & Co. underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, MS & Co. reached an agreement in principle to settle the litigation. The final agreement became effective on January 30, 2024.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS & Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., in the Supreme Court of NY. The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserted claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS & Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS & Co. knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. On March 22, 2021, the parties entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS & Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleged that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS & Co. at issue in the action was approximately $203 million. The complaint sought, inter alia, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, MS & Co. entered into an agreement to settle the litigation.

In August of 2017, MS & Co. was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs alleged, inter alia, that MS & Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The complaint sought, inter alia, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. On May 20, 2023, MS & Co. reached an agreement in principle to settle the litigation. On September 11, 2024, the court granted final approval of the settlement.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS & Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that MS & Co. believes do not have a material effect on the business of MS & Co. MS & Co. may establish reserves from time to time in connections with such actions.

Item 1A.
Risk Factors
.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “
Risk Factors
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2024 and under Part II, Item 1A. “
Risk Factors
.” in the Partnership’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2025, other than as disclosed in Note 4, “Financial Instrument Risks,” of the financial statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended June 30, 2025, there were no subscriptions of Class A and Class Z Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.
Proceeds of net offering are used for the trading of Futures Interests.
The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	43,184.242	$28.05	N/A	N/A
May 1, 2025 - May 31, 2025	36,679.550	$27.68	N/A	N/A
June 1, 2025 - June 30, 2025	24,554.486	$27.72	N/A	N/A
	104,418.278	$27.84
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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not applicable.
Item 5.
Other Information
.
The Partnership has no
directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended June 30, 2025, no officers or directors of the General Partner adopted, modified or terminated a
“Rule 10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2025 by the directors and officers of the General Partner.

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

Date: August 8, 2025

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

 Date: August 8, 2025

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.