Form 10-Q
period 2025-09-30
Ceres Classic L.P.
filed 2025-11-10
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X
As of October 31, 2025, 4,412,582.408 Limited Partnership Class A Units were outstanding and 11,079.649 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Classic L.P.
Consolidated Statements of Financial Condition

	September 30, 2025 (Unaudited)	December 31, 2024
Assets:
Equity in trading account:
Unrestricted cash	$99,433,935	$116,041,683
Restricted cash	25,843,594	25,673,499
Foreign cash (cost $1,260,102 and $1,029,782 at September 30, 2025 and December 31, 2024, respectively)	1,292,545	1,025,300
Net unrealized appreciation on open futures contracts	4,210,070	2,269,270
Net unrealized appreciation on open forward contracts	963,926	1,672,427

Total equity in trading account	131,744,070	146,682,179

Interest receivable	325,991	405,325

Total assets	$132,070,061	$147,087,504

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Administrative and General Partner’s fees	$79,195	$88,886
Management fees	124,392	145,970
Professional fees	265,095	247,616
Redemptions payable to General Partner	-	75,000
Redemptions payable to Limited Partners	737,275	889,494

Total liabilities	1,205,957	1,446,966

Partners’ Capital:
General Partner, Class Z, 119,150.531 Units outstanding at September 30, 2025 and December 31, 2024	1,511,032	1,540,021
Limited Partners, Class A, 4,460,960.367 and 4,849,003.081 Units outstanding at September 30, 2025 and December 31, 2024, respectively	129,212,563	143,957,312
Limited Partners, Class Z, 11,079.649 Units outstanding at September 30, 2025 and December 31, 2024	140,509	143,205

Total partners’ capital (net asset value)	130,864,104	145,640,538

Total liabilities and partners’ capital	$132,070,061	$147,087,504

Net asset value per Unit:
Class A	$28.97	$29.69

Class Z	$12.68	$12.93

See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Condensed Schedule of Investments
September 30, 2025
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	387	$(14,984)	(0.01)%
Energy	220	(135,951)	(0.10)
Grains	153	(178,277)	(0.14)
Indices	679	873,911	0.66
Interest Rates U.S.	271	(111,000)	(0.08)
Interest Rates Non-U.S.	2,866	(359,718)	(0.28)
Livestock	206	270,892	0.21
Metals	305	2,353,381	1.80
Softs	90	12,546	0.01

Total futures contracts purchased		2,710,800	2.07

Futures Contracts Sold
Currencies	452	238,557	0.18
Energy	275	63,818	0.05
Grains	864	1,102,242	0.84
Indices	90	(80,715)	(0.06)
Interest Rates U.S.	414	20,313	0.02
Interest Rates Non-U.S.	659	21,891	0.02
Metals	16	(157,683)	(0.12)
Softs	342	290,847	0.22

Total futures contracts sold		1,499,270	1.15

Net unrealized appreciation on open futures contracts		$4,210,070	3.22%

Unrealized Appreciation on Open Forward Contracts
Currencies	$284,290,046	$1,899,584	1.45%
Metals	338	927,349	0.71

Total unrealized appreciation on open forward contracts		2,826,933	2.16

Unrealized Depreciation on Open Forward Contracts
Currencies	$208,112,449	(1,319,477)	(1.01)
Metals	270	(543,530)	(0.41)

Total unrealized depreciation on open forward contracts		(1,863,007)	(1.42)

Net unrealized appreciation on open forward contracts		$963,926	0.74%

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

Ceres Classic L.P.
Consolidated Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income:
Interest income	$1,153,930	$1,722,118	$3,668,250	$5,350,755

Expenses:
Clearing fees	156,107	171,881	414,655	451,273
Administrative and General Partner’s fees	239,189	289,746	763,699	889,104
Ongoing placement agent fees	236,225	286,367	754,521	878,559
Management fees	373,661	472,852	1,216,797	1,463,867
Incentive fees	-	-	-	1,081,370
Professional fees	125,337	143,650	385,852	421,456

Total expenses	1,130,519	1,364,496	3,535,524	5,185,629

Net investment income	23,411	357,622	132,726	165,126

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,543,187	(11,514,480)	(5,061,704)	3,147,105
Net change in unrealized gains (losses) on open contracts	3,076,243	1,571,233	1,269,224	5,545,073

Total trading results	5,619,430	(9,943,247)	(3,792,480)	8,692,178

Net income (loss)	$5,642,841	$(9,585,625)	$(3,659,754)	$8,857,304

Net income (loss) per Unit*:
Class A	$1.25	$(1.89)	$(0.72)	$1.63

Class Z	$0.56	$(0.79)	$(0.25)	$0.78

Weighted average Units outstanding:
Class A	4,538,407.565	5,003,139.734	4,669,024.819	5,086,163.505

Class Z	130,230.180	136,030.644	130,230.180	140,889.730

*	Represents the change in net asset value per Unit during the period.
See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2023	$145,519,896	5,183,355.701	$1,738,699	143,319.273	$147,258,595	5,326,674.974
Redemptions - General Partner	-	-	(99,854)	(7,288.629)	(99,854)	(7,288.629)
Redemptions - Limited Partners	(7,220,187)	(233,110.561)	-	-	(7,220,187)	(233,110.561)
Net income (loss)	8,740,308	-	116,996	-	8,857,304	-

Partners’ Capital, September 30, 2024	$147,040,017	4,950,245.140	$1,755,841	136,030.644	$148,795,858	5,086,275.784

Partners’ Capital, June 30, 2024	$159,221,730	5,040,037.288	$1,863,861	136,030.644	$161,085,591	5,176,067.932
Redemptions - Limited Partners	(2,704,108)	(89,792.148)	-	-	(2,704,108)	(89,792.148)
Net income (loss)	(9,477,605)	-	(108,020)	-	(9,585,625)	-

Partners’ Capital, September 30, 2024	$147,040,017	4,950,245.140	$1,755,841	136,030.644	$148,795,858	5,086,275.784

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2024	$143,957,312	4,849,003.081	$1,683,226	130,230.180	$145,640,538	4,979,233.261
Redemptions - Limited Partners	(11,116,680)	(388,042.714)	-	-	(11,116,680)	(388,042.714)
Net income (loss)	(3,628,069)	-	(31,685)	-	(3,659,754)	-

Partners’ Capital, September 30, 2025	$129,212,563	4,460,960.367	$1,651,541	130,230.180	$130,864,104	4,591,190.547

Partners’ Capital, June 30, 2025	$127,353,521	4,593,461.609	$1,577,903	130,230.180	$128,931,424	4,723,691.789
Redemptions - Limited Partners	(3,710,161)	(132,501.242)	-	-	(3,710,161)	(132,501.242)
Net income (loss)	5,569,203	-	73,638	-	5,642,841	-

Partners’ Capital, September 30, 2025	$129,212,563	4,460,960.367	$1,651,541	130,230.180	$130,864,104	4,591,190.547

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
As of September 30, 2025, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2025.
During the reporting periods ended September 30, 2025 and 2024, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.
As of September 30, 2025, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units.
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
The ongoing placement agent fees for the three and nine months ended September 30, 2025 for Class A were $236,225 and $
754,521
, respectively. The ongoing placement agent fees for the three and nine months ended September 30, 2024 for Class A were $
286,367
and $
878,559
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
The accompanying consolidated financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2025 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2025 and 2024. These consolidated financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
The Consolidated Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended September 30, 2025 and 2024, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.
Consolidation/Partnership’s Investment in the Trading Company.
The Partnership consolidates its wholly owned investment in the Trading Company. Accordingly, the Partnership’s Consolidated Condensed Schedule of Investments as of September 30, 2025 and December 31, 2024 includes the portfolio holdings of the Trading Company. The consolidated financial statements for the year ended December 31, 2024 and for the period ended September 30, 2025, include the accounts of the Partnership and the Trading Company. All inter-company transactions and balances have been eliminated.
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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Partnership’s Cash
. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. and/or JPM, as applicable. All of these amounts are maintained separately. At September 30, 2025 and December 31, 2024, the amount of cash held for margin requirements was $25,843,594 and $25,673,499, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $1,292,545 (cost of $1,260,102) and $1,025,300 (cost of $1,029,782) as of September 30, 2025 and December 31, 2024, respectively.
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
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,
(ASU
2023-07),
which requires incremental disclosures related to a public entity’s reportable
segments. The Partnership operates as a single reportable segment, as the Chief Operating Decision Maker (CODM) monitors the operating results of the Partnership as a whole against its investment objective, which is included in Note 1. The Partnership’s President acts as the Partnership’s CODM and is responsible for assessing the performance of the Partnership’s single segment and deciding how to allocate the segment’s resources. To perform this function, the CODM reviews the total trading results as reflected in the accompanying Consolidated Statements of Income and Expenses and total return as reflected in the financial highlights as included in the notes to the Partnership’s consolidated financial statements. Additionally, segment assets are presented in the accompanying Consolidated Statements of Financial Condition and significant segment expenses are reported in the accompanying Consolidated Statements of Income and Expenses.
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2024.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$1.25	$0.54	$(1.96)	$(0.85)	$(0.75)	$(0.33)	$1.60	$0.69
Net investment income	-	0.02	0.07	0.06	0.03	0.08	0.03	0.09

Increase (decrease) for the period	1.25	0.56	(1.89)	(0.79)	(0.72)	(0.25)	1.63	0.78
Net asset value per Unit, beginning of period	27.72	12.12	31.59	13.70	29.69	12.93	28.07	12.13

Net asset value per Unit, end of period	$28.97	$12.68	$29.70	$12.91	$28.97	$12.68	$29.70	$12.91

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income ***	0.1%	0.8%	0.9%	1.7%	0.1%	0.9%	0.4%	1.1%

Operating expenses	3.5%	2.8%	3.6%	2.8%	3.5%	2.7%	3.5%	2.7%
Incentive fees	-%	-%	-%	-%	-%	-%	0.7%	0.7%

Total expenses	3.5%	2.8%	3.6%	2.8%	3.5%	2.7%	4.2%	3.4%

Total return:
Total return before incentive fees	4.5%	4.6%	(6.0)%	(5.8)%	(2.4)%	(1.9)%	6.6%	7.2%
Incentive fees	-%	-%	-%	-%	-%	-%	(0.8)%	(0.8)%

Total return after incentive fees	4.5%	4.6%	(6.0)%	(5.8)%	(2.4)%	(1.9)%	5.8%	6.4%

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
For the three months ended September 30, 2025, the General Partner estimates approximately 28.0% to 38.0% of the Partnership’s contracts are traded over-the-counter.
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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2025 and 2024 were 8,167 and 7,747, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2025 and 2024 were 7,416 and 7,942, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2025 and 2024 were 1,022 and 915, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2025 and 2024 were 1,054 and 996, respectively. The monthly average notional values of currency forward contracts traded during the three months ended September 30, 2025 and 2024 were $894,053,163 and $927,153,673, respectively. The monthly average notional values of currency forward contracts traded during the nine months ended September 30, 2025 and 2024 were $763,991,792 and $988,603,926, respectively.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of September 30, 2025 and December 31, 2024, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
September 30, 2025				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$5,932,968	$(1,722,898)	$4,210,070	$-	$-	$4,210,070
Forwards	2,676,959	(1,791,753)	885,206	-	-	885,206

	8,609,927	(3,514,651)	5,095,276	-	-	5,095,276
JPMorgan
Forwards	149,974	(71,254)	78,720	-	-	78,720

Total assets	$8,759,901	$(3,585,905)	$5,173,996	$-	$-	$5,173,996

Liabilities
MS&Co.
Futures	$(1,722,898)	$1,722,898	$-	$-	$-	$-
Forwards	(1,791,753)	1,791,753	-	-	-	-

	(3,514,651)	3,514,651	-	-	-	-
JPMorgan
Forwards	(71,254)	71,254	-	-	-	-

Total liabilities	$(3,585,905)	$3,585,905	$-	$-	$-	$-

Net fair value						$5,173,996	*

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
December 31, 2024				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
MS&Co.
Futures	$6,264,672	$(3,995,402)	$2,269,270	$-	$-	$2,269,270
Forwards	4,173,747	(2,328,677)	1,845,070	-	-	1,845,070

	10,438,419	(6,324,079)	4,114,340	-	-	4,114,340
JPMorgan
Forwards	74,339	(74,339)	-	-	-	-

Total assets	$10,512,758	$(6,398,418)	$4,114,340	$-	$-	$4,114,340

Liabilities
MS&Co.
Futures	$(3,995,402)	$3,995,402	$-	$-	$-	$-
Forwards	(2,328,677)	2,328,677	-	-	-	-

	(6,324,079)	6,324,079	-	-	-	-
JPMorgan
Forwards	(246,982)	74,339	(172,643)	-	172,643	-

Total liabilities	$(6,571,061)	$6,398,418	$(172,643)	$-	$172,643	$-

Net fair value						$4,114,340	*

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2025 and December 31, 2024, respectively.

	September 30, 2025
Assets
Futures Contracts
Currencies	$335,086
Energy	211,216
Grains	1,107,762
Indices	928,239
Interest Rates U.S.	51,141
Interest Rates Non-U.S.	208,811
Livestock	286,062
Metals	2,385,935
Softs	418,716

Total unrealized appreciation on open futures contracts	5,932,968

Liabilities
Futures Contracts
Currencies	(111,513)
Energy	(283,349)
Grains	(183,797)
Indices	(135,043)
Interest Rates U.S.	(141,828)
Interest Rates Non-U.S.	(546,638)
Livestock	(15,170)
Metals	(190,237)
Softs	(115,323)

Total unrealized depreciation on open futures contracts	(1,722,898)

Net unrealized appreciation on open futures contracts	$4,210,070	*

Assets
Forward Contracts
Currencies	$1,899,584
Metals	927,349

Total unrealized appreciation on open forward contracts	2,826,933

Liabilities
Forward Contracts
Currencies	(1,319,477)
Metals	(543,530)

Total unrealized depreciation on open forward contracts	(1,863,007)

Net unrealized appreciation on open forward contracts	$963,926	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sector	2025		2024		2025		2024
Currencies	$(286,721)		$(3,289,057)		$(3,938,663)		$(1,255,863)
Energy	608,351		(1,336,648)		(4,357,588)		(2,078,392)
Grains	606,211		463,919		547,405		1,751,363
Indices	3,544,282		(3,235,977)		5,577,600		6,782,805
Interest Rates U.S.	(1,405,244)		(1,192,894)		(3,489,612)		(37,122)
Interest Rates Non-U.S.	(2,661,895)		(793,680)		(4,945,351)		(560,124)
Livestock	1,527,710		(315,633)		2,785,396		(1,538,018)
Metals	3,436,394		(943,173)		4,111,775		(1,676,099)
Softs	250,342		699,896		(83,442)		7,303,628

Total	$5,619,430	***	$(9,943,247)	***	$(3,792,480)	***	$8,692,178 ***

***	This amount is in “Total trading results” in the Consolidated Statements of Income and Expenses.

6.	Fair Value Measurements:
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
The Partnership and the Trading Company consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2025 and December 31, 2024 and for the periods ended September 30, 2025 and 2024, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$5,932,968	$5,932,968	$-	$-
Forwards	2,826,933	-	2,826,933	-

Total assets	$8,759,901	$5,932,968	$2,826,933	$-

Liabilities
Futures	$1,722,898	$1,722,898	$-	$-
Forwards	1,863,007	-	1,863,007	-

Total liabilities	$3,585,905	$1,722,898	$1,863,007	$-

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,264,672	$6,264,672	$-	$-
Forwards	4,248,086	-	4,248,086	-

Total assets	$10,512,758	$6,264,672	$4,248,086	$-

Liabilities
Futures	$3,995,402	$3,995,402	$-	$-
Forwards	2,575,659	-	2,575,659	-

Total liabilities	$6,571,061	$3,995,402	$2,575,659	$-

7.	Investment in the Trading Company:
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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2025.
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
As of September 30, 2025 and December 31, 2024, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Partnership consolidates its wholly owned investment in the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	September 30, 2025
	Total Assets	Total Liabilities	Total Capital
CMF Winton	$46,729,822	$882,188	$45,847,634

	December 31, 2024
	Total Assets	Total Liabilities	Total Capital
CMF Winton	$52,656,503	$218,198	$52,438,305
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the three months ended September 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$304,542	$3,997,074	$4,301,616

	For the nine months ended September 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$997,760	$(1,443,189)	$(445,429)

	For the three months ended September 30, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$510,834	$(4,362,338)	$(3,851,504)

	For the nine months ended September 30, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$1,687,308	$3,062,770	$4,750,078

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	September 30, 2025		For the three months ended September 30, 2025

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	35.11%	$45,947,574	$4,363,843	$43,168	$19,059	$4,301,616	Commodity Portfolio	Monthly

	September 30, 2025		For the nine months ended September 30, 2025

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	35.11%	$45,947,574	$(272,059)	$116,193	$57,177	$(445,429)	Commodity Portfolio	Monthly

	December 31, 2024		For the three months ended September 30, 2024

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	36.10%	$52,570,193	$(3,757,935)	$74,944	$18,625	$(3,851,504)	Commodity Portfolio	Monthly

	December 31, 2024		For the nine months ended September 30, 2024

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	36.10%	$52,570,193	$4,965,356	$159,402	$55,876	$4,750,078	Commodity Portfolio	Monthly

8.	Subsequent Events:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2025.

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

For the nine months ended September 30, 2025, the Partnership’s capital decreased 10.1% from $145,640,538 to $130,864,104. This decrease was attributable to redemptions of 388,042.714 Class A limited partner Units totaling $11,116,680 and a net loss of $3,659,754. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2025, the net asset value per Unit for Class A increased 4.5% from $27.72 to $28.97 as compared to a decrease of 6.0% during the third quarter of 2024. During the Partnership’s third quarter of 2025, the net asset value per Unit for Class Z increased 4.6% from $12.12 to $12.68 as compared to a decrease of 5.8% during the third quarter of 2024. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2025 of $5,619,430. Gains were primarily attributable to the Partnership’s trading of Futures Interests in energy, grains, indices, livestock, metals and softs and were partially offset by losses in currencies, U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2024 of $9,943,247. Losses were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, indices, U.S. interest rates, livestock and metals and were partially offset by gains in grains, non-U.S. interest rates and softs.

During the third quarter, the Partnership’s most notable gains were achieved in the global stock index sector throughout the quarter from long positions in U.S., Asian, and European equity index futures, as prices moved higher, driven by demand for artificial intelligence stocks and expectations of central bank interest rate cuts. In the metals sector, gains were recorded during August and September from long positions in gold, silver, and platinum futures as prices rallied on increased investor demand for precious metals. The agricultural sector saw gains during July and August from long positions in livestock futures, as prices continued to advance amid a depletion of U.S. cattle supply. Further gains in the sector came during July and September from short futures positions in soybeans, soybean meal, and wheat. In the energy sector, gains were achieved during July from long futures positions in crude oil and its refined products, as prices rallied on a potential energy purchase agreement between the European Union and the U.S., and following the U.S. announcement of sanctions on Russian oil exports. Additional profits in the energy sector during July were achieved from short positions in natural gas futures, as prices trended lower. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the global fixed income sector, stemming from long positions in European government debt futures as prices declined throughout much of the quarter. Further losses in this sector were experienced during August and September from short positions in U.S. Treasury note futures, driven by expectations the Federal Reserve would cut interest rates at a faster-than-anticipated pace. Currency sector losses were recorded during July from long positions in the British pound, which pulled back against the U.S. dollar amid speculation of softer economic momentum in the U.K.

During the Partnership’s nine months ended September 30, 2025, the net asset value per Unit for Class A decreased 2.4% from $29.69 to $28.97 as compared to an increase of 5.8% during the nine months ended September 30, 2024. During the Partnership’s nine months ended September 30, 2025, the net asset value per Unit for Class Z decreased 1.9% from $12.93 to $12.68 as compared to an increase of 6.4% during the nine months ended September 30, 2024. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2025 of $3,792,480. Losses were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, U.S. and non-U.S. interest rates and softs and were partially offset by gains in grains, indices, livestock and metals. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2024 of $8,692,178. Gains were primarily attributable to the Partnership’s trading of Futures Interests in grains, indices and softs and were partially offset by losses in currencies, energy, U.S. and non-U.S. interest rates, livestock and metals.

During the first nine months of the year, the Partnership’s largest trading losses were incurred from positions in U.S. and European fixed income futures, as inconsistent signals from central banks regarding interest rate policies led to volatile global debt prices throughout the first three quarters. Losses were also recorded in the energy sector during April, May, and June from long positions in crude oil futures, as prices fell amid concerns about the global economy and OPEC’s announcement of production increases. In the currency sector, losses were recorded during April and May from short positions in the Australian dollar, Canadian dollar, and Swiss franc versus the U.S. dollar as the relative value of the U.S. currency weakened amid speculation that widespread tariff implementation by the Trump Administration would negatively impact the U.S. economy. Additional losses in the currency sector occurred during July from long positions in British pound, which declined against the U.S. dollar amid speculation of softer economic momentum in the U.K. A portion of the Partnership’s trading losses was offset by gains in the global stock index sector during January from long positions in European equity index futures, as prices were buoyed by expectations of aggressive interest rate cuts by the European Central Bank. Additional gains were achieved during May, June, July and September from long positions in U.S. and Asian equity index futures.

In the metals sector, gains were recorded during August and September from long positions in gold, silver, and platinum futures, as prices rallied on increased investor demand for precious metals. Further gains in the metals sector were achieved during January and March, primarily from long positions in gold futures, as prices rose on a weakening U.S. dollar and concerns about the strength of the global economy. The agricultural sector experienced gains throughout much of the first three quarters of the year from long positions in live cattle futures, as prices trended higher amid tight U.S. cattle supplies.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and nine months ended September 30, 2025 decreased by $568,188 and $1,682,505, respectively, as compared to the corresponding periods in 2024. The decrease in interest income was primarily due to lower interest rates and lower average daily equity during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2025 decreased by $15,774 and $36,618, respectively, as compared to the corresponding periods in 2024. The decrease in clearing fees was primarily due to a decrease in the number of trades made by the Partnership during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and nine months ended September 30, 2025 decreased by $50,142 and $124,038, respectively, as compared to the corresponding periods in 2024. The decrease was primarily due to a decrease in Class A adjusted net assets during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.

Administrative and General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The Administrative and General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative and General Partner’s fees for the three and nine months ended September 30, 2025 decreased by $50,557 and $125,405, respectively, as compared to the corresponding periods in 2024. The decrease was primarily due to a decrease in average net assets during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024. Effective January 1, 2021, the Partnership directly pays the brokerage fees and other transaction-related fees and expenses, as incurred and also pays its ongoing administrative, operating, offering and organizational expenses (including, but not limited to, periodic legal, accounting, administrative, filing, reporting and data processing fees) and its pro rata share of such expenses of any trading company to which the Partnership has allocated assets.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2025 decreased by $99,191 and $247,070, respectively, as compared to the corresponding periods in 2024. The decrease was primarily due to a decrease in average net assets during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreement among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three and nine months ended September 30, 2025 resulted in incentive fees of $0 and $0, respectively. Trading performance for the three and nine months ended September 30, 2024 resulted in incentive fees of $0 and $1,081,370, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

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

As of September 30, 2025 and June 30, 2025, the Partnership’s Net Assets were allocated among the Trading Advisors in the following approximate percentages:

Advisor	September 30, 2025	September 30, 2025 (percentage of Partners’ Capital)	June 30, 2025	June 30, 2025 (percentage of Partners’ Capital)
Campbell	$38,808,434	30%	$40,139,559	31%
EMC	9,663,129	7%	9,109,237	7%
Graham	22,896,571	18%	23,395,633	18%
WCM	45,983,450	35%	41,703,099	32%
Unallocated	13,512,520	10%	14,583,896	12%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2025. As of September 30, 2025, the Partnership’s total capitalization was $130,864,104.

September 30, 2025

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,611,010	6.58%
Energy	1,602,665	1.22
Grains	1,391,764	1.07
Indices	5,017,188	3.83
Interest Rates U.S.	1,399,411	1.07
Interest Rates Non-U.S.	2,425,678	1.85
Livestock	583,220	0.45
Metals	3,255,772	2.49
Softs	1,218,011	0.93

Total	$25,504,719	19.49%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of September 30, 2025 and December 31, 2024, and the highest, lowest and average values during the three months ended September 30, 2025 and for the twelve months ended December 31, 2024. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of September 30, 2025, the Partnership’s total capitalization was $130,864,104.

September 30, 2025

			Three Months Ended September 30, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,421,366	5.67%	$9,872,128	$6,813,552	$7,981,744
Energy	1,013,545	0.77	1,359,738	713,578	976,355
Grains	1,062,780	0.81	1,095,244	600,328	827,720
Indices	3,762,685	2.88	5,195,276	3,423,032	4,318,985
Interest Rates U.S.	1,020,487	0.78	1,473,205	421,725	1,002,777
Interest Rates Non-U.S.	2,108,680	1.61	2,604,091	1,687,549	2,096,131
Livestock	206,250	0.16	314,216	199,122	262,089
Metals	1,491,329	1.14	1,863,349	940,926	1,346,964
Softs	637,960	0.49	705,186	493,112	583,064

Total	$18,725,082	14.31%

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

As of September 30, 2025, the Trading Company’s total capitalization was $45,847,634 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of September 30, 2025 was as follows:

September 30, 2025

			Three Months Ended September 30, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,189,644	2.59%	$1,276,658	$921,695	$1,149,213
Energy	589,120	1.28	709,928	458,239	549,473
Grains	328,984	0.72	356,066	257,863	306,589
Indices	1,254,503	2.74	1,306,691	954,714	1,136,626
Interest Rates U.S.	378,924	0.83	482,806	52,572	214,315
Interest Rates Non-U.S.	316,998	0.69	513,330	316,998	399,868
Livestock	376,970	0.82	404,910	313,830	353,477
Metals	1,764,443	3.85	1,764,443	1,416,731	1,586,043
Softs	580,051	1.27	580,051	358,494	453,419

Total	$6,779,637	14.79%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Company is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including the Company. As a consolidated subsidiary of Morgan Stanley, the Company does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2024, 2023, 2022, 2021, and 2020. In addition, the Company annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of the Company’s 2024 Audited Financial Statement.

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated statement of financial condition and the Company can reasonably estimate the amount of that loss or the range of loss, the Company accrues an estimated loss by a charge to income, including with respect to certain of the individual proceedings or investigations described below.

The Company’s legal expenses can, and may in the future, fluctuate from period to period, given the current environment regarding government or regulatory agency investigations and private litigation affecting global financial services firms, including the Company.

In many legal proceedings and investigations, it is inherently difficult to determine whether any loss is probable or reasonably possible, or to estimate the amount of any loss. In addition, even where the Company has determined that a loss is probable or reasonably possible or an exposure to loss or range of loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, the Company may be unable to reasonably estimate the amount of the loss or range of loss. It is particularly difficult to determine if a loss is probable or reasonably possible, or to estimate the amount of loss, where the factual record is being developed or contested or where plaintiffs or government entities seek substantial or indeterminate damages, restitution, forfeiture, disgorgement or penalties. Numerous issues may need to be resolved in an investigation or proceeding before a determination can be made that a loss or additional loss (or range of loss or range of additional loss) is probable or reasonably possible, or to estimate the amount of loss, including through potentially lengthy discovery or determination of important factual matters, determination of issues related to class certification, the calculation of damages or other relief, and consideration of novel or unsettled legal questions relevant to the proceedings or investigations in question.

The Company has identified below any individual proceedings or investigations where the Company believes a material loss to be reasonably possible. In certain legal proceedings in which the Company has determined that a material loss is reasonably possible, the Company is unable to reasonably estimate the loss or range of loss. There are other matters in which the Company has determined a loss or range of loss to be reasonably possible, but the Company does not believe, based on current knowledge and after consultation with counsel, that such losses could have a material adverse effect on the consolidated statement of financial condition as a whole, although the outcome of such proceedings or investigations may significantly impact the Company’s business or results of operations for any particular reporting period, or cause significant reputational harm.

While the Company has identified below certain proceedings or investigations that the Company believes to be material, individually or collectively, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or reasonably possible.

Civil Litigation

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 17, 2025, the court granted final approval of the settlement.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision.

On February 21, 2025, the U.K. Competition and Markets Authority announced a settlement with an affiliate of the Company, as well as other financial institutions, in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding the affiliate’s activities concerning certain liquid fixed income products between 2009 and 2012. Separately, on June 16, 2023, the affiliate and the Company, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. On September 16, 2024, the court granted defendants’ joint motion to dismiss, and the complaint was dismissed without prejudice. In October of 2024, the affiliate, the Company, and certain other defendants reached an agreement in principle to settle the U.S. litigation. On March 17, 2025, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”) a purported class action complaint alleging violations of federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint seeks certification of the class of plaintiffs and unspecified compensatory damages and alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint also alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying motions to dismiss as to the Company and the other underwriters, but granting the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Company, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Company and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Company’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification, which the defendants appealed. In February of 2025, the parties reached an agreement in principle to settle the litigation. On April 3, 2025, the court granted preliminary approval of the settlement and, on August 5, 2025, granted final approval.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division, affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff has appealed.

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
for the quarters ended March 31, 2025 and June 30, 2025, other than as disclosed in Note 4, “Financial Instrument Risks,” of the financial statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended September 30, 2025, there were no subscriptions of Class A and Class Z Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.
Proceeds of net offering are used for the trading of Futures Interests.
The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	58,110.490	$27.67	N/A	N/A
August 1, 2025 - August 31, 2025	48,941.151	$27.89	N/A	N/A
September 1, 2025 - September 30, 2025	25,449.601	$28.97	N/A	N/A
	132,501.242	$28.00
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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended September 30, 2025, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2025 by the directors and officers of the General Partner.

3
4

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

Date: November 10, 2025

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: November 10, 2025

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.