Form 10-K
period 2025-12-31
Ceres Classic L.P.
filed 2026-03-20
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
of the Exchange Act).
Yes

     No
X
Limited Partnership Units with an aggregate value of $127,487,765 were outstanding and held by non-affiliates
as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2026, 4,272,540.921 Limited Partnership Units of Class A were outstanding and 11,079.649 Limited Partnership Units of Class Z were outstanding.
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

As of December 31, 2025, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Prior to January 1, 2021, Graham was the sole trading advisor to the Partnership, and managed the assets of the Partnership pursuant to its K4D-15V Program, Graham’s proprietary, trend-following trading program. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the Limited Partners. A description of the trading activities and focus of the Trading Advisors is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

For the period January 1, 2025 through December 31, 2025, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2025 and 2024, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

During the years ended December 31, 2025, 2024 and 2023, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acted as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.

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

Effective as of January 1, 2021, the Partnership pays WCM a flat-rate monthly management fee equal to 1/12th of 1.5% (a 1.5% annual rate) of the Partnership’s net assets allocated to WCM as at the beginning of the relevant month, which will be equal to the prior month end net assets, net of all fees and expenses for the previous month, and decreased by any redemptions for such prior month end and increased by any subscriptions for the current month.

Effective as of January 1, 2021, the Partnership pays Campbell a flat rate monthly management fee equal to 1/12th of 1.25% (a 1.25% annual rate) of the beginning of the month net asset value allocated to Campbell.

Effective as of January 1, 2021, the Partnership pays EMC a flat rate monthly management fee equal to 1/12th of 0.875% (a 0.875% annual rate) of the beginning of the month net asset value allocated to EMC.

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

The Partnership has also entered into a selling agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management is paid a monthly ongoing placement agent fee at the rates described below. The ongoing placement agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisors of Morgan Stanley Wealth Management who sell Class A Units.

The ongoing placement agent fees for the twelve months ended December 31, 2025, 2024 and 2023 for Class A were $994,597, $1,146,343 and $1,174,526, respectively (which is inclusive of the Harbor placement agent fees as further described below). Class Z Units are not subject to an ongoing placement agent fee.

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

The Harbor Selling Agreement continues in effect until September 30, 2026 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, effective as of January 1, 2021, the Partnership pays Harbor an ongoing placement agent fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership.

As of December 31, 2025, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”) in a private placement pursuant to Regulation D under the Securities Act. A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units.

Each of Class A and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units. Class Z Units are not subject to an ongoing placement agent fee.

The Partnership began the year at a net asset value per Class A Unit of $29.69 and decreased 2.2% to $29.04 per Class A Unit and a net asset value per Class Z Unit of $12.93 and decreased 1.5% to $12.74 per Class Z Unit on December 31, 2025. For a more detailed description of the Partnership’s business, see subparagraph (c).

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

•

For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s and the Trading Company’s account in excess of the rate specified in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2025. Depending on the current market interest rates, that could create an incentive for the General Partner to retain excess cash in cash instead of direct investments in permitted investments.

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
Changes in trade policies, including the imposition of tariffs or other trade restrictions, may adversely affect the trading strategies of certain of the Partnership’s advisors, and the Partnership. The current tariff environment remains uncertain and highly volatile, and it is difficult to predict the direction or scope of future tariff policies in the short term. The current U.S. administration has proposed and recently begun to implement global broad-based tariffs on imports from key trading partners to the U.S., including, but not limited to, Canada, China, the European Union and Mexico. While the current U.S. administration has agreed to pause the implementation of certain tariffs proposed under its existing policies, the continued implementation of certain other tariffs (and the threat that additional tariffs may be imposed in the future) can be expected to lead to increased costs, supply chain disruptions, and heightened market volatility. Retaliatory trade measures by governments have been proposed and, in certain instances, implemented, which can be expected to create further economic uncertainty.
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

Each of Morgan Stanley and the Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental or other regulatory agencies regarding the Company’s business and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten, or sold by the Company, wealth and investment management services, and tax, accounting, and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.

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

Civil Litigation

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 17, 2025, the court granted final approval of the settlement. The claims brought by the three operators of swap execution facilities remain pending.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Units.

(b)	Holders. The number of holders of Units as of February 28, 2026 was 2,571 for Class A Units and 3 for Class Z Units.

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

The aggregate proceeds of unregistered securities sold to the limited partners through December 31, 2025 was $238,091,559. The Partnership received $627,786 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of Futures Interests.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	48,377.959	$29.09	N/A	N/A
November 1, 2025 - November 30, 2025	41,088.900	$28.94	N/A	N/A
December 1, 2025 - December 31, 2025	48,994.026	$29.04	N/A	N/A
	138,460.885	$29.03

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

As of December 31, 2025 and September 30, 2025, the Partnership’s Net Assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2025	December 31, 2025 (percentage of Partners’ Capital)	September 30, 2025	September 30, 2025 (percentage of Partners’ Capital)
Campbell	$35,563,541	28%	$38,808,434	30%
EMC	9,896,937	8%	9,663,129	7%
Graham	21,881,993	17%	22,896,571	18%
WCM	46,723,749	37%	45,983,450	35%
Unallocated	12,969,543	10%	13,512,520	10%

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

For the period from January 1, 2025 through December 31, 2025, the average allocation by commodity market sector for CMF Winton was as follows:

CMF Winton
Currencies	21.5%
Energy	7.8%
Grains	6.3%
Indices	17.5%
Interest Rates U.S.	4.3%
Interest Rates Non-U.S.	7.6%
Livestock	4.8%
Metals	23.4%
Softs	6.8%

The following presents a summary of the Partnership’s operations for the years ended December 31, 2025, 2024 and 2023, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Consolidated Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts” and recorded as “Net realized gains (losses) on closed contracts” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, administrative and General Partner’s fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Units at the net asset value per Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings. For the year ended December 31, 2025, 526,503.599 limited partner Units of Class A were redeemed totaling $15,135,894 and 10,989.011 General Partner Units of Class Z were redeemed totaling $140,000. For the year ended December 31, 2024, 334,352.620 limited partner Units of Class A were redeemed totaling $10,157,755 and 13,089.093 General Partner Units of Class Z were redeemed totaling $174,854. For the year ended December 31, 2023, 365,803.167 limited partner Units of Class A were redeemed totaling $10,596,272 and 6,183.017 General Partner Units of Class Z were redeemed totaling $75,000.

The Partnership continues to offer Units for each Class at their net asset value per Unit as of the end of each month. For the year ended December 31, 2025, there were no additional subscriptions of limited partner Units of Class A, General Partner Units of Class Z and limited partner Units of Class Z. For the year ended December 31, 2024, there were no additional subscriptions of limited partner Units of Class A, General Partner Units of Class Z and limited partner Units of Class Z. For the year ended December 31, 2023, there were no additional subscriptions of limited partner Units of Class A, General Partner Units of Class Z and limited partner Units of Class Z.

For the year ended December 31, 2025, the net asset value per Unit for Class A decreased 2.2% from $29.69 to $29.04. For the year ended December 31, 2025, the net asset value per Unit for Class Z decreased 1.5% from $12.93 to $12.74. For the year ended December 31, 2024, the net asset value per Unit for Class A increased 5.8% from $28.07 to $29.69. For the year ended December 31, 2024, the net asset value per Unit for Class Z increased 6.6% from $12.13 to $12.93. For the year ended December 31, 2023, the net asset value per Unit for Class A decreased 0.0% (due to rounding) from $28.08 to $28.07. For the year ended December 31, 2023, the net asset value per Unit for Class Z increased 0.7% from $12.04 to $12.13.

The Partnership experienced a net trading loss of $3,378,347 before fees and expenses for the year ended December 31, 2025. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the currencies, energy, grains, U.S. and non-U.S. interest rates sectors and were partially offset by gains in the indices, livestock, metals and softs sectors. The net trading gain (or loss) realized from the Partnership is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter of 2025, the Partnership’s largest gains occurred within metals during January and March, primarily from long positions in gold futures as prices strengthened amid a weakening U.S. dollar. Additional gains were recorded within the global stock index sector during January and February from long positions in European equity index futures, as prices were supported by expectations for aggressive interest rates policies. In the agricultural markets, gains were generated during January and March from long positions in live cattle futures as prices moved higher following a multi-year low in U.S. cattle slaughter. The Partnership’s trading gains for the first quarter were largely offset by losses in the global fixed income sector during February from short positions in U.S. government debt futures, as increased investor demand pushed prices higher. Within the currency sector, losses were recorded throughout the quarter, primarily from short positions in the euro and Japanese yen versus the U.S. dollar, as the dollar weakened amid uncertainty surrounding U.S. economic policy. Additional losses occurred in the energy sector during January from long positions in natural gas and heating oil futures, as well as during February from long positions in crude oil futures.

During the second quarter of 2025, the Partnership’s largest trading losses occurred in the energy sector throughout much of the quarter, driven by long positions in crude oil futures as prices declined following announced OPEC production increases. In the currency sector, losses were recorded during April and May from short positions in the Australian dollar, Canadian dollar, and Swiss franc versus the U.S. dollar. Losses in global fixed income markets were recorded during May and June from long positions in European and U.S. interest rate futures, as yields moved higher amid fiscal and tariff policy concerns. Within the metals sector, losses were incurred during April from long positions in copper futures as prices declined amid tariff-related concerns. A portion of the Partnership’s overall second quarter losses was offset by gains in global stock index markets during May and June from long positions in global stock index futures, as prices were supported by moderating inflation and strong corporate earnings. Additional gains were achieved in the agricultural markets throughout the quarter from long positions in live cattle futures as prices advanced on lower U.S. herd figures.

During the third quarter of 2025, the Partnership’s most notable gains occurred in the global stock index sector from long positions in U.S., Asian, and European equity index futures, as prices advanced on strong demand for artificial-intelligence-related stocks and expectations for central bank interest rate cuts. In the metals sector, gains were recorded during August and September from long positions in gold, silver, and platinum futures as prices increased investor demand for precious metals prices. The agricultural markets generated gains during July and August from long positions in livestock futures as prices continued to rise amid ongoing depletion of U.S. cattle supply. In the energy sector, gains were achieved during July from long futures positions in crude oil and its refined products as prices moved higher on a potential energy purchase agreement between the European Union and the U.S. A portion of the Partnership’s third-quarter gains was offset by losses in the global fixed income sector from long positions in European government debt futures, as prices declined throughout much of the quarter. Currency sector losses were recorded during July from long positions in the British pound, which retreated against the U.S. dollar amid speculation of slowing economic momentum in the United Kingdom.

During the fourth quarter of 2025, the Partnership’s most notable gains were generated in the metals sector throughout the quarter from long positions in gold and silver futures amid increased investor demand for precious metals, as well as from long positions in copper futures. Additional gains were recorded during October from long positions in U.S., European and Asian equity index futures as growing global demand for risk assets supported stock prices. A portion of the Partnership’s fourth quarter gains was offset by losses incurred in the global fixed income markets during December from long positions in Canadian bond futures and three-month Euribor contracts, as speculation regarding central bank interest rate policies contributed to volatility across global bond markets. Additional losses occurred in the agricultural markets during December from long positions in soybean futures as prices declined, and from short positions in live cattle futures during October and November. In the energy sector, losses were incurred throughout the quarter from long positions in refined crude oil products, as near-record global oil production weighed on energy prices. Currency sector losses were incurred during October from long positions in the British pound versus the U.S. dollar as the value of the pound weakened amid signs of softness in the U.K. economy.

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

The results of operations for the twelve months ended 2023 are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and twelve months ended December 31, 2025 decreased by $346,808 and $2,029,313, respectively, as compared to the corresponding periods in 2024. The decrease in interest income was primarily due to lower interest rates and lower average daily equity during the three and twelve months ended December 31, 2025 as compared to the corresponding periods in 2024. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2025 increased by $12,880 and decreased by $23,738, respectively, as compared to the corresponding periods in 2024. The increase in these clearing fees was primarily due to an increase in the number of trades made by the Partnership during the three months ended December 31, 2025 as compared to the corresponding period in 2024. The decrease in these clearing fees was primarily due to a decrease in the number of trades made by the Partnership during the twelve months ended December 31, 2025 as compared to the corresponding period in 2024.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and twelve months ended December 31, 2025 decreased by $27,708 and $151,746, respectively, as compared to the corresponding periods in 2024. The decrease was primarily due to a decrease in average net assets of Class A during the three and twelve months ended December 31, 2025 as compared to the corresponding periods in 2024.

Administrative and General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The Administrative and General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative and General Partner’s fees for the three and twelve months ended December 31, 2025 decreased by $27,825 and $153,230, respectively, as compared to the corresponding periods in 2024. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2025 as compared to the corresponding periods in 2024.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2025 decreased by $61,176 and $308,246, respectively, as compared to the corresponding periods in 2024. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2025 as compared to the corresponding periods in 2024.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreements among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three and twelve months ended December 31, 2025 resulted in incentive fees of $0 and $0, respectively. Trading performance for the three and twelve months ended December 31, 2024 resulted in incentive fees of $0 and $1,081,370, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include professional fees made up of legal and accounting expenses, as well as certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2025 and 2024 were $504,540 and $545,367, respectively.

For an analysis of unrealized gains and losses by contract type and a further description of 2025 trading results, refer to the Partnership’s Annual Report to limited partners for the year ended December 31, 2025, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

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

For additional information, see Note 4, “Financial Instruments” under “Notes to Financial Statements” in the Partnership’s Annual Report to limited partners for the year ended December 31, 2025, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Critical Accounting Policies.

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2, “Basis of Presentation and Summary of Significant Account Policies” under “Notes to Financial Statements” in the Partnership’s Annual Report to limited partners for the year ended December 31, 2025, which is included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

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

The Partnership’s and the Trading Company’s Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investments in the Trading Company. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by certain Trading Advisors) and indirectly by the Trading Company separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2024.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2025. As of December 31, 2025, the Partnership’s total capitalization was $127,035,763.

December 31, 2025

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,367,131	6.59%
Energy	839,928	0.66
Grains	1,392,982	1.10
Indices	5,361,022	4.22
Interest Rates U.S.	1,055,751	0.83
Interest Rates Non-U.S.	2,195,679	1.73
Livestock	245,080	0.19
Metals	3,226,244	2.54
Softs	988,972	0.78

Total	$23,672,789	18.64%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of December 31, 2025 and 2024, and the highest, lowest and average values during the twelve months ended December 31, 2025 and 2024, as applicable. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2025, the Partnership’s total capitalization was $127,035,763.

December 31, 2025

			Twelve Months Ended December 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,068,790	5.56%	$10,052,251	$5,672,300	$7,665,303
Energy	493,009	0.39	1,526,682	336,589	915,235
Grains	953,075	0.75	1,216,187	345,784	772,365
Indices	4,110,010	3.23	5,667,711	1,615,148	3,716,680
Interest Rates U.S.	1,025,548	0.81	1,572,239	220,160	898,244
Interest Rates Non-U.S.	1,660,404	1.31	2,604,091	1,355,161	2,013,940
Livestock	165,660	0.13	397,981	109,780	260,633
Metals	1,545,736	1.22	1,875,044	728,385	1,402,008
Softs	368,946	0.29	854,941	240,447	513,046

Total	$17,391,178	13.69%

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

As of December 31, 2025, the Trading Company’s total capitalization was $46,594,969 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of December 31, 2025 was as follows:

December 31, 2025

			Twelve Months Ended December 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,298,341	2.79%	$2,090,616	$921,695	$1,293,659
Energy	346,919	0.75	709,928	255,214	468,229
Grains	439,907	0.94	581,157	219,843	378,566
Indices	1,251,012	2.68	1,629,975	587,085	1,073,820
Interest Rates U.S.	30,203	0.06	804,953	19,432	279,129
Interest Rates Non-U.S.	535,275	1.15	794,790	238,430	468,128
Livestock	79,420	0.17	494,670	72,941	291,486
Metals	1,680,508	3.61	2,261,033	692,594	1,451,391
Softs	620,026	1.33	737,920	162,598	431,913

Total	$6,281,611	13.48%

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2025, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Stock Indices. The Partnership’s primary equity exposure is to equity price risk in the G20 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2025, the Partnership’s primary exposures were in North American (S&P 500, S&P/TSX 60), European (DAX, FTSE MIB, FTSE 100, OMS Stockholm 30), and Asian-Pacific (Nikkei 225, Hang Seng, SPI 200, SGX MSCI Singapore, FTSE Xinhua China A50) stock indices. Overall, the Partnership is primarily exposed to the risk of adverse price trends or static markets in major North American, European, and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Metals. The Partnership’s primary metals exposure as of December 31, 2025, was to fluctuations in the prices of industrial metals (such as copper, zinc, aluminum, iron, nickel, and lead) and precious metals (such as gold, silver, platinum, and palladium). Price movement in both industrial and precious metals can be driven by fluctuation in the valuations between currency pairs, geopolitical events, economic conditions globally and regionally, trade policies, regulatory restrictions, as well as other supply and demand related factors.

Grains. The Partnership’s trading risk exposure to grains is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, the soybean complex, and corn accounted for the Partnership’s primary grain exposure as of December 31, 2025.

Softs. The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions, as well as geopolitical events and supply/demand factors. Cocoa, coffee, sugar, and cotton accounted for the majority of the Partnership’s soft commodity exposure as of December 31, 2025.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in U.S. cattle and hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership as of December 31, 2025.

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

Item 8.
Financial Statements and Supplementary Data
.
CERES CLASSIC L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Boston, MA, PCAOB ID: 42) for the years ended December 31, 2025, 2024 and 2023; Consolidated Statements of Financial Condition at December 31, 2025 and 2024; Consolidated Condensed Schedules of Investments at December 31, 2025 and 2024; Consolidated Statements of Income and Expenses for the years ended December 31, 2025, 2024 and 2023; Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2025, 2024 and 2023; and Notes to Consolidated Financial Statements. Additional financial information has been filed as Exhibits to this Form
10-K.

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
Management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2025. In making this assessment, Management used the criteria set forth in the
Internal Control-Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2025, based on the criteria referred to above.

Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Classic L.P.	Ceres Classic L.P.

Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Classic L.P.,
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Ceres Classic L.P. (the Partnership), including the consolidated condensed schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2025 and 2024, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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

We have served as the Partnership’s auditor since 2017.
Boston, Massachusetts
March 20, 2026

Ceres Classic L.P.
Consolidated Statements of Financial Condition
December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Assets:
Equity in trading account:
Unrestricted cash (Note 2f)	$99,411,668	$116,041,683
Restricted cash (Note 2f)	24,693,956	25,673,499
Foreign cash (cost $1,395,855 and $1,029,782 at December 31, 2025 and 2024, respectively)	1,430,209	1,025,300
Net unrealized appreciation on open futures contracts	1,681,335	2,269,270
Net unrealized appreciation on open forward contracts	1,600,596	1,672,427

Total equity in trading account (1)	128,817,764	146,682,179

Interest receivable (Note 2i)	292,956	405,325

Total assets	$129,110,720	$147,087,504

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Administrative and General Partner’s fees (Note 2j)	$80,113	$88,886
Management fees (Note 3)	126,021	145,970
Professional fees	306,036	247,616
Redemptions payable to General Partner (Notes 2o and 2p)	140,000	75,000
Redemptions payable to Limited Partners (Notes 2o and 2p)	1,422,787	889,494

Total liabilities	2,074,957	1,446,966

Partners’ Capital:
General Partner, Class Z, 108,161.520 and 119,150.531 Units outstanding at December 31, 2025 and 2024, respectively	1,377,669	1,540,021
Limited Partners, Class A, 4,322,499.482 and 4,849,003.081 Units outstanding at December 31, 2025 and 2024, respectively	125,516,968	143,957,312
Limited Partners, Class Z, 11,079.649 Units outstanding at December 31, 2025 and 2024	141,126	143,205

Total partners’ capital (net asset value)	127,035,763	145,640,538

Total liabilities and partners’ capital	$129,110,720	$147,087,504

Net asset value per Unit:
Class A	$29.04	$29.69

Class Z	$12.74	$12.93

(1)	As of December 31, 2025 and December 31, 2024, the amounts include $118,852,107 and $136,928,512, respectively, held in trading accounts with MS&Co.

See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Condensed Schedule of Investments
December 31, 2025

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	567	$105,577	0.08%
Energy	72	12,649	0.01
Grains	238	(551,005)	(0.43)
Indices	582	240,967	0.19
Interest Rates U.S.	458	(181,235)	(0.15)
Interest Rates Non-U.S.	958	(152,943)	(0.12)
Livestock	48	90,970	0.07
Metals	358	1,586,972	1.25
Softs	120	(80,263)	(0.06)

Total futures contracts purchased		1,071,689	0.84

Futures Contracts Sold
Currencies	420	178,306	0.14
Energy	239	4,852	0.00 *
Grains	860	466,865	0.37
Indices	81	(14,689)	(0.01)
Interest Rates U.S.	32	(820)	(0.00) *
Interest Rates Non-U.S.	1,582	38,705	0.03
Livestock	27	(4,160)	(0.00) *
Metals	2	(44,810)	(0.04)
Softs	305	(14,603)	(0.01)

Total futures contracts sold		609,646	0.48

Net unrealized appreciation on open futures contracts		$1,681,335	1.32%

Unrealized Appreciation on Open Forward Contracts
Currencies	$195,243,984	$1,189,681	0.93%
Metals
LME COPPER FUTURE; Mar 26	50	1,762,685	1.39
Other: Mar 26	293	888,756	0.70

Total unrealized appreciation on open forward contracts		3,841,122	3.02

Unrealized Depreciation on Open Forward Contracts
Currencies	$166,080,892	(901,297)	(0.71)
Metals	326	(1,339,229)	(1.05)

Total unrealized depreciation on open forward contracts		(2,240,526)	(1.76)

Net unrealized appreciation on open forward contracts		$1,600,596	1.26%

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

Ceres Classic L.P.
Consolidated Statements of Income and Expenses
For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Investment Income:
Interest income (Note 2i)	$4,723,124	$6,752,437	$5,103,663
Interest income allocated from the Trading Company (Note 2i)	-	-	1,535,174

Total investment income	4,723,124	6,752,437	6,638,837

Expenses:
Expenses allocated from the Trading Company	-	-	161,204
Clearing fees	568,118	591,856	404,858
Administrative and General Partner’s fees (Note 2j)	1,006,878	1,160,108	1,188,612
Ongoing placement agent fees (Note 2k)	994,597	1,146,343	1,174,526
Management fees (Note 3)	1,599,525	1,907,771	1,942,836
Incentive fees (Note 3)	-	1,081,370	207,613
Professional fees	504,540	545,367	466,489

Total expenses	4,673,658	6,432,815	5,546,138

Net investment income	49,466	319,622	1,092,699

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(2,757,417)	2,145,161	(2,943,777)
Net realized gains (losses) on closed contracts allocated from the Trading Company	-	-	6,274,943
Net change in unrealized gains (losses) on open contracts	(620,930)	6,249,769	(5,864,346)
Net change in unrealized gains (losses) on open contracts allocated from the Trading Company	-	-	1,729,300

Total trading results	(3,378,347)	8,394,930	(803,880)

Net income (loss)	$(3,328,881)	$8,714,552	$288,819

Net income (loss) per Unit (Note 8)*:
Class A	$(0.65)	$1.62	$(0.01)

Class Z	$(0.19)	$0.80	$0.09

Weighted average Units outstanding:
Class A	4,605,521.638	5,044,215.888	5,367,197.436

Class Z	130,230.180	139,674.959	149,502.290

*	Represents the change in net asset value per Unit.

See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2025, 2024 and 2023

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2022 (1)	$155,840,325	5,549,158.868	$1,800,723	149,502.290	$157,641,048	5,698,661.158
Redemptions - General Partner	-	-	(75,000)	(6,183.017)	(75,000)	(6,183.017)
Redemptions - Limited Partners	(10,596,272)	(365,803.167)	-	-	(10,596,272)	(365,803.167)
Net income (loss)	275,843	-	12,976	-	288,819	-

Partners’ Capital, December 31, 2023	145,519,896	5,183,355.701	1,738,699	143,319.273	147,258,595	5,326,674.974
Redemptions - General Partner	-	-	(174,854)	(13,089.093)	(174,854)	(13,089.093)
Redemptions - Limited Partners	(10,157,755)	(334,352.620)	-	-	(10,157,755)	(334,352.620)
Net income (loss)	8,595,171	-	119,381	-	8,714,552	-

Partners’ Capital, December 31, 2024	143,957,312	4,849,003.081	1,683,226	130,230.180	145,640,538	4,979,233.261
Redemptions - General Partner	-	-	(140,000)	(10,989.011)	(140,000)	(10,989.011)
Redemptions - Limited Partners	(15,135,894)	(526,503.599)	-	-	(15,135,894)	(526,503.599)
Net income (loss)	(3,304,450)	-	(24,431)	-	(3,328,881)	-

Partners’ Capital, December 31, 2025	$125,516,968	4,322,499.482	$1,518,795	119,241.169	$127,035,763	4,441,740.651

(1)	Not consolidated.

See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Notes to Consolidated Financial Statements – December 31, 2025

1.	Organization:
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
As of December 31, 2025, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
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
As of December 31, 2025, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units.

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
The Partnership has also entered into a selling agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management is paid a monthly ongoing placement agent fee at the rates described below. The ongoing placement agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisors of Morgan Stanley Wealth Management who sell Class A Units.
The ongoing placement agent fees for the years ended December 31, 2025, 2024 and 2023 for Class A were $994,597, $1,146,343 and $1,174,526, respectively (which is inclusive of the Harbor placement agent fees as further described below). Class Z Units are not subject to an ongoing placement agent fee.
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
The Consolidated Statements of Changes in Partners’ Capital are included herein, and as of and for the years ended December 31, 2025, 2024 and 2023, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

d.
Consolidation/Partnership’s Investment in the Trading Company.
Effective October 1, 2023, the Partnership has consolidated its wholly owned investment in the Trading Company. Accordingly, the Partnership’s Consolidated Condensed Schedule of Investments as of December 31, 2025 and December 31, 2024 includes the portfolio holdings of the Trading Company. The consolidated financial statements as of and for the years ended December 31, 2025 and 2024, for the period from October 1, 2023 to December 31, 2023 and as of December 31, 2023, include the accounts of the Partnership and the Trading Company. All inter-company transactions and balances have been eliminated.

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

f.
Partnership’s Cash.
The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. and/or JPM, as applicable. All of these amounts are maintained separately. At December 31, 2025 and 2024, the amount of cash held for margin requirements was $24,693,956 and $25,673,499, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $1,430,209 (cost of $1,395,855) and $1,025,300 (cost of $1,029,782) as of December 31, 2025 and 2024, respectively. As of December 31, 2025, restricted cash, unrestricted cash, and cash denominated in foreign currencies held by MS&Co. amounted to $24,135,822, $89,950,932 and $1,430,132, respectively. As of December 31, 2024, restricted cash, unrestricted cash, and cash denominated in foreign currencies held by MS&Co. amounted to $25,057,343, $106,731,596 and $1,025,233, respectively.

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
which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Consolidated Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Consolidated Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the consolidated financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2022 through 2025 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

k.
Placement Agent Fees.
The Partnership pays the Placement Agent ongoing compensation on a monthly basis equal to a percentage of the net asset value (as defined in the Memorandum) of a limited partner’s Unit as of the beginning of each month. The Partnership pays Morgan Stanley Wealth Management, or any other placement agent or sub-placement agent, an annualized rate equal to
0.75
% with respect to Class A Units.

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
As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for units of limited partnership interest (“Unit(s)”) through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2026 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, effective as of January 1, 2021, the Partnership pays Harbor an ongoing placement agent fee equal to 1/12 th
of 0.75% (a 0.75% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement.

l.
Continuing Offering.
Units of the Partnership are offered at a price equal to
100
% of the net asset value per Unit as of the first day of each month at the final net asset value per Unit as of the last day of the immediately preceding month. The minimum subscription amount in Class A Units in the Partnership is $
25,000
($
10,000
for ERISA/IRA investors), subject to the discretion of Ceres to accept a lower amount. A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units. Additional subscriptions can be made in a minimum amount of $
10,000
, subject to the discretion of Ceres to accept a lower amount. The request for subscriptions must be delivered to a limited partner’s Morgan Stanley Wealth Management Branch Office in time for it to be forwarded to and received by Ceres no later than 3:00 P.M., New York City time, on the third business day before the end of the month.

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
Ceres, on behalf of the Partnership, has retained Graham, WCM, EMC and Campbell as the commodity trading advisors to the Partnership. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading Advisors can be added, removed or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the Limited Partners.
Compensation to the Trading Advisors by the Partnership consists of a management fee and an incentive fee as follows:
Management Fee —
Effective as of January 1, 2021, the Partnership pays Graham a flat-rate monthly management fee equal to 1/12 th
of 1.25% (a 1.25% annual rate) of the Partnership’s net assets as of the first day of each month.
Effective as of January 1, 2021, the Partnership pays WCM a flat-rate monthly management fee equal to 1/12 th
of 1.5% (a 1.5% annual rate) of the Partnership’s net assets allocated to WCM as at the beginning of the relevant month, which will be equal to the prior month end net assets, net of all fees and expenses for the previous month, and decreased by any redemptions for such prior month end and increased by any subscriptions for the current month.
Effective as of January 1, 2021, the Partnership pays Campbell a flat rate monthly management fee equal to 1/12 th
of 1.25% (a 1.25% annual rate) of the beginning of the month net asset value allocated to Campbell.
Effective as of January 1, 2021, the Partnership pays EMC a flat rate monthly management fee equal to 1/12 th
of 0.875% (a 0.875% annual rate) of the beginning of the month net asset value allocated to EMC.
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
The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value that may be settled on a daily basis. With respect to the Partnership’s non-exchange-traded
forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account and U.S. Treasury bills held at MS&Co., for the benefit of MS&Co. With respect to those non-exchange-traded
forward currency contracts, the Partnership is dependent upon the ability of MS&Co. and JPM, the counterparties on all such contracts, to perform. The Partnership has netting agreements with MS&Co. and JPM. The primary terms are based on industry standard master netting agreements. These agreements, which seek to reduce both the Partnership’s, MS&Co.’s and JPM’s exposure on non-exchange-traded
forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co. and JPM’s bankruptcy or insolvency.
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

Ceres Classic L.P.
Notes to Consolidated Financial Statements

The Futures Interests traded, and the U.S. Treasury bills held, by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently, in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts may be settled on a daily basis through variation margin. Gains and losses on non-exchange-traded
forward currency contracts are settled upon termination of the contract.
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
Changes in trade policies, including the imposition of tariffs or other trade restrictions, may adversely affect the trading strategies of certain of the Partnership’s advisors, and the Partnership. The current tariff environment remains uncertain and highly volatile, and it is difficult to predict the direction or scope of future tariff policies in the short term. The current U.S. administration has proposed and recently begun to implement global broad-based tariffs on imports from key trading partners to the U.S., including, but not limited to, Canada, China, the European Union and Mexico. While the current U.S. administration has agreed to pause the implementation of certain tariffs proposed under its existing policies, the continued implementation of certain other tariffs (and the threat that additional tariffs may be imposed in the future) can be expected to lead to increased costs, supply chain disruptions, and heightened market volatility. Retaliatory trade measures by governments have been proposed and, in certain instances, implemented, which can be expected to create further economic uncertainty.

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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2025 and 2024 were 7,407 and 7,918, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2025 and 2024 were 1,060 and 969, respectively. The monthly average notional values of currency forward contracts traded during the years ended December 31, 2025 and 2024 were $758,567,969 and $890,546,651, respectively.

Ceres Classic L.P.
Notes to Consolidated Financial Statements

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of December 31, 2025 and 2024, respectively.

		Gross Amounts Offset in the Consolidated	Amounts Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
December 31, 2025	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$3,755,084	$(2,073,749)	$1,681,335	$-	$-	$1,681,335
Forwards	3,754,836	(2,100,950)	1,653,886	-	-	1,653,886

	7,509,920	(4,174,699)	3,335,221	-	-	3,335,221
JPMorgan
Forwards	86,286	(86,286)	-	-	-	-

Total assets	$7,596,206	$(4,260,985)	$3,335,221	$-	$-	$3,335,221

Liabilities
MS&Co.
Futures	$(2,073,749)	$2,073,749	$-	$-	$-	$-
Forwards	(2,100,950)	2,100,950	-	-	-	-

	(4,174,699)	4,174,699	-	-	-	-
JPMorgan
Forwards	(139,576)	86,286	(53,290)	-	53,290	-

Total liabilities	$(4,314,275)	$4,260,985	$(53,290)	$-	$53,290	$-

Net fair value						$3,335,221	*

		Gross Amounts Offset in the Consolidated	Amounts Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
December 31, 2024	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$6,264,672	$(3,995,402)	$2,269,270	$-	$-	$2,269,270
Forwards	4,173,747	(2,328,677)	1,845,070	-	-	1,845,070

	10,438,419	(6,324,079)	4,114,340	-	-	4,114,340
JPMorgan
Forwards	74,339	(74,339)	-	-	-	-

Total assets	$10,512,758	$(6,398,418)	$4,114,340	$-	$-	$4,114,340

Liabilities
MS&Co.
Futures	$(3,995,402)	$3,995,402	$-	$-	$-	$-
Forwards	(2,328,677)	2,328,677	-	-	-	-

	(6,324,079)	6,324,079	-	-	-	-
JPMorgan
Forwards	(246,982)	74,339	(172,643)	-	172,643	-

Total liabilities	$(6,571,061)	$6,398,418	$(172,643)	$-	$172,643	$-

Net fair value						$4,114,340	*

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2025 and 2024, respectively.

	December 31, 2025
Assets
Futures Contracts
Currencies	$343,064
Energy	183,950
Grains	479,342
Indices	482,753
Interest Rates U.S.	15,218
Interest Rates Non-U.S.	317,649
Livestock	95,478
Metals	1,631,622
Softs	206,008

Total unrealized appreciation on open futures contracts	3,755,084

Liabilities
Futures Contracts
Currencies	(59,181)
Energy	(166,449)
Grains	(563,482)
Indices	(256,475)
Interest Rates U.S.	(197,273)
Interest Rates Non-U.S.	(431,887)
Livestock	(8,668)
Metals	(89,460)
Softs	(300,874)

Total unrealized depreciation on open futures contracts	(2,073,749)

Net unrealized appreciation on open futures contracts	$1,681,335	*

Assets
Forward Contracts
Currencies	$1,189,681
Metals	2,651,441

Total unrealized appreciation on open forward contracts	3,841,122

Liabilities
Forward Contracts
Currencies	(901,297)
Metals	(1,339,229)

Total unrealized depreciation on open forward contracts	(2,240,526)

Net unrealized appreciation on open forward contracts	$1,600,596	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2025, 2024 and 2023, respectively.

Sector	2025		2024		2023
Currencies	$(4,419,877)		$3,290,483		$(4,518,431)
Energy	(6,168,018)		(4,355,744)		(100,763)
Grains	(734,477)		2,184,698		(1,074,796)
Indices	5,707,750		5,040,789		2,380,229
Interest Rates U.S.	(4,842,644)		(416,157)		73,432
Interest Rates Non-U.S.	(6,238,184)		(2,821,417)		(3,909,061)
Livestock	1,797,086		(1,223,546)		298,085
Metals	11,313,161		(2,672,437)		(3,128,072)
Softs	206,856		9,368,261		1,171,254

Total	$(3,378,347)	***	$8,394,930	***	$(8,808,123)	***

***	This amount is in “Total trading results” in the Consolidated Statements of Income and Expenses.

6.	Fair Value Measurements:
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
The Partnership and the Trading Company consider prices for exchange-traded commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2025 and 2024, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Consolidated Financial Statements

December 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,755,084	$3,755,084	$-	$-
Forwards	3,841,122	-	3,841,122	-

Total assets	$7,596,206	$3,755,084	$3,841,122	$-

Liabilities
Futures	$2,073,749	$2,073,749	$-	$-
Forwards	2,240,526	-	2,240,526	-

Total liabilities	$4,314,275	$2,073,749	$2,240,526	$-

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,264,672	$6,264,672	$-	$-
Forwards	4,248,086	-	4,248,086	-

Total assets	$10,512,758	$6,264,672	$4,248,086	$-

Liabilities
Futures	$3,995,402	$3,995,402	$-	$-
Forwards	2,575,659	-	2,575,659	-

Total liabilities	$6,571,061	$3,995,402	$2,575,659	$-

7.	Investment in the Trading Company:
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
The General Partner is not aware of any material changes to the trading program discussed above during the year ended December 31, 2025.
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

Ceres Classic L.P.
Notes to Consolidated Financial Statements

At December 31, 2025 and 2024, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. Effective October 1, 2023, the Partnership has consolidated its wholly owned investment in the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	December 31, 2025
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$46,755,312	$160,343	$46,594,969

	December 31, 2024
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$52,656,503	$218,198	$52,438,305
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the year ended December 31, 2025
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
CMF Winton	$1,273,431	$703,745	$1,977,176

	For the year ended December 31, 2024
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
CMF Winton	$2,104,638	$2,889,334	$4,993,972

	For the year ended December 31, 2023
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
CMF Winton	$1,961,795	$5,553,897	$7,515,692
Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Trading Company is shown in the following tables:

	December 31, 2025		For the year ended December 31, 2025
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton	36.68%	$46,594,969	$2,219,667	$163,755	$78,736	$1,977,176	Commodity Portfolio	Monthly

	December 31, 2024		For the year ended December 31, 2024
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton	36.10%	$52,570,193	$5,277,435	$205,003	$78,460	$4,993,972	Commodity Portfolio	Monthly

	December 31, 2023		For the year ended December 31, 2023
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton	37.67%	$55,472,926	$7,738,283	$151,973	$70,618	$7,515,692	Commodity Portfolio	Monthly

Ceres Classic L.P.
Notes to Consolidated Financial Statements

8. Financial Highlights:
Financial highlights for the limited partner class as a whole for the years ended December 31, were as follows:

	2025		2024		2023
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$(0.66)	$(0.29)	$1.56	$0.67	$(0.21)	$(0.09)
Net investment income	0.01	0.10	0.06	0.13	0.20	0.18

Increase (decrease) for the year	(0.65)	(0.19)	1.62	0.80	(0.01)	0.09
Net asset value per Unit, beginning of year	29.69	12.93	28.07	12.13	28.08	12.04

Net asset value per Unit, end of year	$29.04	$12.74	$29.69	$12.93	$28.07	$12.13

	2025			2024		2023
	Class A		Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment income **	0.0	%***	0.8%	0.2%	1.0%	0.7%	1.4%

Operating expenses	3.5%		2.7%	3.5%	2.7%	3.4%	2.6%
Incentive fees	-%		-%	0.7%	0.7%	0.1%	0.1%

Total expenses	3.5%		2.7%	4.2%	3.4%	3.5%	2.7%

Total return:
Total return before incentive fees	(2.2)%		(1.5)%	6.5%	7.3%	0.1%	0.9%
Incentive fees	-%		-%	(0.7)%	(0.7)%	(0.1)%	(0.2)%

Total return after incentive fees	(2.2)%		(1.5)%	5.8%	6.6%	-%	0.7%

*
Net investment income (loss) per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the year. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Interest income less total expenses.

***	Due to rounding.
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of consolidated income, expenses and average partners’ capital of the Partnership. Financial highlights for the years ended December 31, 2025, 2024 and 2023 were based on consolidated income and expenses.

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2025 and 2024 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2025 to	July 1, 2025 to	April 1, 2025 to	January 1, 2025 to
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Total investment income	$1,054,874	$1,153,930	$1,223,846	$1,290,474
Total expenses	(1,138,134)	(1,130,519)	(1,154,626)	(1,250,379)
Total trading results	414,133	5,619,430	(9,374,674)	(37,236)

Net income (loss)	$330,873	$5,642,841	$(9,305,454)	$2,859

Increase (decrease) in net asset value per Unit:
Class A	$0.07	$1.25	$(1.97)	$-

Class Z	$0.06	$0.56	$(0.83)	$0.02

	For the period from	For the period from	For the period from	For the period from
	October 1, 2024 to	July 1, 2024 to	April 1, 2024 to	January 1, 2024 to
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total investment income	$1,401,682	$1,722,118	$1,854,301	$1,774,336
Total expenses	(1,247,186)	(1,364,496)	(1,344,920)	(2,476,213)
Total trading results	(297,248)	(9,943,247)	(3,544,431)	22,179,856

Net income (loss)	$(142,752)	$(9,585,625)	$(3,035,050)	$21,477,979

Increase (decrease) in net asset value per Unit:
Class A	$(0.01)	$(1.89)	$(0.59)	$4.11

Class Z	$0.02	$(0.79)	$(0.23)	$1.80

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
and
15d-15(e)
under the Exchange Act) as of December 31, 2025 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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

The Annual Report for the year ended December 31, 2025, included in “Item 8.
Financial Statements and Supplementary Data
.”, includes the General Partner’s report on internal control over financial reporting.
There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B.
Other Information
.
10b5-1
Trading Plans
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended December 31, 2025, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2025 by the directors and officers of the General Partner.
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
.
Not applicable.

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
Patrick T. Egan
, age 56, has been a Director of the General Partner since December 1, 2010. Since December 1, 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since October 2014, Mr. Egan has served as President of the General Partner and Chairman of the Board of Directors. Since August 8, 2013, Mr. Egan has been registered as a swap associated person of the General Partner. In addition, from May 2021 to February 2022, Mr. Egan was a branch manager, principal and registered as an associated person of Morgan Stanley Investment Manager Inc. (“MSIM”), and was an associate member of the NFA. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as
Co-Chief
Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been the Head of Managed Futures for Morgan Stanley, and responsible for the day-to-day
operations and management of the General Partner. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year
terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.
Brooke Lambert,
age 42, has been the Chief Financial Officer, Treasurer and a principal of the General Partner since May 16, 2022. Ms. Lambert has been employed by MSIM, a financial services firm, since July 2014, where her responsibilities include serving as a Vice President and managing the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. From July 2009 to July 2014, Ms. Lambert was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where her responsibilities included serving as a Vice President responsible for the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. Before joining Morgan Stanley, Ms. Lambert was employed by Citigroup Alternative Investments, a financial services firm, from January 2006 through July 2009, where her responsibilities included serving as an Assistant Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. Ms. Lambert earned her Bachelor of Science in Finance in May 2005 from Towson University.

Victoria Eckstein,
age 44, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 14, 2022. Since November 2022, Ms. Eckstein has served as Chief Operating Officer of Calvert Research and Management (“Calvert”), an investment management company focused on responsible investments. Calvert is a wholly-owned subsidiary of Morgan Stanley and an affiliate of the General Partner. Since December 2020, Ms. Eckstein has served as a Managing Director of MSIM, and from December 2020 to November 2022 served as Chief Operating Officer of the Solutions & Multi-Asset Group at MSIM, a collection of business units offering alpha-centric, multi-asset or multi-manager investment solutions. From December 2016 to December 2020, Ms. Eckstein served as an Executive Director of MSIM and from April 2010 to December 2016, Ms. Eckstein served as a Vice President of MSIM. From April 2010 to December 2020, Ms. Eckstein primarily managed the day-to-day
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
Tatiana Segal,
age 57, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 1, 2022. She has also been a principal of MSIM since October 31, 2019. Ms. Segal joined MSIM as a Managing Director and Head of Risk Management in August 2019. She is responsible for risk management across MSIM business units and risk categories, including investment, operational, and franchise risk, and is a member of the Investment Management Operating Committee and a chair of the Investment Management Risk Committee. Ms. Segal is also a member of Morgan Stanley’s firmwide Risk Committee. In June 2022, in addition to her original role, Ms. Segal was appointed as Global Head of
Non-Financial
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
of Risk Peer Advisory Group NY for 100 Women in Finance, as well as a contributing member of the council of The Directors and Chief Risk Officers. She serves as a board member of the Tenement Museum. Ms. Segal also became a listed principal of Parametric Portfolio Associates LLC, a Morgan Stanley affiliated asset manager and registered commodity pool operator and commodity trading advisor, on June 3, 2025, where she is responsible for risk management across the firm’s suite of portfolio solutions offered directly to institutional investors and indirectly to retail investors through financial intermediaries.
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
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
.

(a)	Security Ownership of Certain Beneficial Owners – As of February 28, 2026, the Partnership knows of one person who beneficially owns more than 5% of the Units outstanding.

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class A Units	Ashley B. Coolidge TTEE 8830 Stable Crest Blvd, Houston, TX 77024-7034	279,142.172	6.5%

(b)
Security Ownership of Management
– Under the terms of the Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2025:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Units	General Partner	108,161.520	90.7%

(c)	Changes in Control – None.

Item 13.
Certain Relationships and Related Transactions, and Director Independence
.

(a)	Transactions with Related Persons. None.

(b)	Review, Approval or Ratification of Transactions with Related Persons. Not applicable.

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
(1)
Audit Fees
. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2025 and 2024 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2025	$152,238
2024	$146,492
(2)
Audit-Related Fees
. None.
(3)
Tax Fees
. The Partnership did not pay EY any amounts in 2025 and 2024 for professional services in connection with tax compliance, tax advice, and tax planning.
(4)
All Other Fees
. None.
(5) Not Applicable.
(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements:

Consolidated Statements of Financial Condition at December 31, 2025 and 2024.

Consolidated Condensed Schedules of Investments at December 31, 2025 and 2024.

Consolidated Statements of Income and Expenses for the years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2025, 2024 and 2023.

Notes to Consolidated Financial Statements.

(2) Exhibits:

3.01

Ninth Amended and Restated Limited Partnership Agreement, dated as of November 23, 2020, is incorporated by reference from Exhibit 3.1 of the Partnership’s Form 8-K (File No. 000—25603) filed with the Securities and Exchange Commission on November 25, 2020.

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

3.04

Certificate of Amendment of Certificate of Limited Partnership, dated June 1, 2009 (changing the name and mailing address of the general partner of the Partnership), is incorporated by reference from Exhibit 3.04 of the Partnership’s Form 8—K (File No. 0-25603) filed with the Securities and Exchange Commission on June 4, 2009.

3.05

Certificate of Amendment of Certificate of Limited Partnership, dated September 29, 2009 (changing its name from Morgan Stanley Charter Graham L.P. to Morgan Stanley Smith Barney Charter Graham L.P.), is incorporated by reference from Exhibit 3.05 of the Partnership’s Form 8-K (File No. 0-25603) filed with the Securities and Exchange Commission on October 5, 2009.

3.06

Certificate of Amendment of Certificate of Limited Partnership, dated August 23, 2010 (changing its name from Morgan Stanley Smith Barney Charter Graham L.P. to Managed Futures Charter Graham L.P.), is incorporated by reference from Exhibit 99.3.1 of the Partnership’s Form 8-K (File No. 0—25603) filed with the Securities and Exchange Commission on August 31, 2010.

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

10.04(b)

Amendment No. 2 to the Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW Inc., dated as of July 1, 2005, is incorporated by reference from Exhibit 10.05(b) of the Partnership’s Form 10-Q (File No. 0—25603) filed with the Securities and Exchange Commission on August 12, 2005.

10.05

Amended and Restated Commodity Futures Customer Agreement, between MS&Co. and the Funds listed on Appendix A thereto, dated as of November 12, 2013, is incorporated by reference from Exhibit 10.01 of the Partnership’s Form 10-Q (File No. 000—25603) filed with the Securities and Exchange Commission on November 13, 2013.

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

19.1	Investment Manager Insider Trading Policy (filed as Exhibit 19.1 to the Annual Report on Form 10-K filed on March 20, 2025 and incorporated herein by reference).

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERES CLASSIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director
Date: March 20, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick T. Egan	/s/ Tatiana Segal
Patrick T. Egan	Tatiana Segal
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 20, 2026	Date: March 20, 2026

/s/ Brooke Lambert	/s/ Victoria Eckstein
Brooke Lambert	Victoria Eckstein
Chief Financial Officer	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 20, 2026
Date: March 20, 2026

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.