Form 10-Q
period 2026-03-31
Ceres Classic L.P.
filed 2026-05-12
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X

As of April 30, 2026, 4,231,614.106 Limited Partnership Class A Units were outstanding and 11,079.649 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Classic L.P.
Consolidated Statements of Financial Condition

	March 31, 2026 (Unaudited)	December 31, 2025
Assets:
Equity in trading account:
Unrestricted cash	$118,358,655	$99,411,668
Restricted cash	17,750,317	24,693,956
Foreign cash (cost $1,066,366 and $1,395,855 at
March 31, 2026 and December 31, 2025, respectively)	1,074,021	1,430,209
Net unrealized appreciation on open futures contracts	1,473,147	1,681,335
Net unrealized appreciation on open forward contracts	1,037,556	1,600,596

Total equity in trading account (1)	139,693,696	128,817,764

Interest receivable	330,088	292,956

Total assets	$140,023,784	$129,110,720

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Administrative and General Partner’s fees	$86,077	$80,113
Management fees	137,898	126,021
Incentive fees	138,805	-
Professional fees	345,536	306,036
Redemptions payable to General Partner	-	140,000
Redemptions payable to Limited Partners	427,099	1,422,787

Total liabilities	1,135,415	2,074,957

Partners’ Capital:
General Partner, Class Z, 108,161.520 Units outstanding at March 31, 2026 and December 31, 2025	1,531,029	1,377,669
Limited Partners, Class A, 4,259,281.107 and 4,322,499.482 Units outstanding at March 31, 2026 and December 31, 2025, respectively	137,200,504	125,516,968
Limited Partners, Class Z, 11,079.649 Units outstanding at March 31, 2026 and December 31, 2025	156,836	141,126

Total partners’ capital (net asset value)	138,888,369	127,035,763

Total liabilities and partners’ capital	$140,023,784	$129,110,720

Net asset value per Unit:
Class A	$32.21	$29.04

Class Z	$14.16	$12.74

(1)	As of March 31, 2026 and December 31, 2025, the amounts include $129,360,189 and $118,852,107, respectively, held in trading accounts with MS&Co.

See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Condensed Schedule of Investments
March 31, 2026
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	298	$ (401,425)	(0.29)%
Energy	146	1,317,384	0.95
Grains	542	310,778	0.22
Indices	162	(407,331)	(0.29)
Interest Rates U.S.	96	(191,797)	(0.14)
Interest Rates Non-U.S.	258	(235,440)	(0.17)
Livestock	44	114,032	0.08
Metals	178	(197,733)	(0.14)
Softs	126	60,980	0.05

Total futures contracts purchased		369,448	0.27

Futures Contracts Sold
Currencies	364	147,209	0.10
Energy	42	76,554	0.06
Grains	79	(49,227)	(0.04)
Indices	198	145,047	0.10
Interest Rates U.S.	431	91,431	0.07
Interest Rates Non-U.S.	1,939	723,444	0.52
Livestock	32	27,560	0.02
Metals	8	3,587	0.00 *
Softs	120	(61,906)	(0.04)

Total futures contracts sold		1,103,699	0.79

Net unrealized appreciation on open futures contracts		$ 1,473,147	1.06% %

Unrealized Appreciation on Open Forward Contracts
Currencies	$ 184,787,289	$ 2,038,031	1.47%
Metals	238	1,211,705	0.87

Total unrealized appreciation on open forward contracts		3,249,736	2.34

Unrealized Depreciation on Open Forward Contracts
Currencies	$ 131,037,875	(1,434,712)	(1.03)
Metals	208	(777,468)	(0.56)

Total unrealized depreciation on open forward contracts		(2,212,180)	(1.59)

Net unrealized appreciation on open forward contracts		$ 1,037,556	0.75%

*	Due to rounding.
See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Condensed Schedule of Investments
December 31, 2025

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	567	$105,577	0.08	%
Energy	72	12,649	0.01
Grains	238	(551,005)	(0.43)
Indices	582	240,967	0.19
Interest Rates U.S.	458	(181,235)	(0.15)
Interest Rates Non-U.S.	958	(152,943)	(0.12)
Livestock	48	90,970	0.07
Metals	358	1,586,972	1.25
Softs	120	(80,263)	(0.06)

Total futures contracts purchased		1,071,689	0.84

Futures Contracts Sold
Currencies	420	178,306	0.14
Energy	239	4,852	0.00	*
Grains	860	466,865	0.37
Indices	81	(14,689)	(0.01)
Interest Rates U.S.	32	(820)	(0.00)	*
Interest Rates Non-U.S.	1,582	38,705	0.03
Livestock	27	(4,160)	(0.00)	*
Metals	2	(44,810)	(0.04)
Softs	305	(14,603)	(0.01)

Total futures contracts sold		609,646	0.48

Net unrealized appreciation on open futures contracts		$1,681,335	1.32	%

Unrealized Appreciation on Open Forward Contracts
Currencies	$195,243,984	$1,189,681	0.93	%
Metals
LME COPPER FUTURE; Mar 26	50	1,762,685	1.39
Other: Mar 26	293	888,756	0.70

Total unrealized appreciation on open forward contracts		3,841,122	3.02

Unrealized Depreciation on Open Forward Contracts
Currencies	$166,080,892	(901,297)	(0.71)
Metals	326	(1,339,229)	(1.05)

Total unrealized depreciation on open forward contracts		(2,240,526)	(1.76)

Net unrealized appreciation on open forward contracts		$1,600,596	1.26	%

*	Due to rounding.
See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income:
Interest income	$1,003,580	$1,290,474

Expenses:
Clearing fees	139,695	126,518
Administrative and General Partner’s fees	247,841	272,827
Ongoing placement agent fees	244,858	269,647
Management fees	393,808	448,874
Incentive fees	138,805	-
Professional fees	118,182	132,513

Total expenses	1,283,189	1,250,379

Net investment income (loss)	(279,609)	40,095

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	14,901,793	2,082,711
Net change in unrealized gains (losses) on open contracts	(797,927)	(2,119,947)

Total trading results	14,103,866	(37,236)

Net income	$13,824,257	$2,859

Net income (loss) per Unit*:
Class A	$3.17	$-

Class Z	$1.42	$0.02

Weighted average Units outstanding:
Class A	4,295,595.949	4,811,803.016

Class Z	119,241.169	130,230.180

*	Represents the change in net asset value per Unit during the period.*
See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Statements of
Changes
in Partners’ Capital
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2024	$143,957,312	4,849,003.081	$1,683,226	130,230.180	$145,640,538	4,979,233.261
Redemptions - Limited Partners	(4,499,261)	(151,123.194)	-	-	(4,499,261)	(151,123.194)
Net income (loss)	(149)	-	3,008	-	2,859	-

Partners’ Capital, March 31, 2025	$139,457,902	4,697,879.887	$1,686,234	130,230.180	$141,144,136	4,828,110.067

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2025	$125,516,968	4,322,499.482	$1,518,795	119,241.169	$127,035,763	4,441,740.651
Redemptions - Limited Partners	(1,971,651)	(63,218.375)	-	-	(1,971,651)	(63,218.375)
Net income (loss)	13,655,187	-	169,070	-	13,824,257	-

Partners’ Capital, March 31, 2026	$137,200,504	4,259,281.107	$1,687,865	119,241.169	$138,888,369	4,378,522.276

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
As of March 31, 2026, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2026.
During the reporting periods ended March 31, 2026 and 2025, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.
As of March 31, 2026, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units.
Each of Class A and Z Units of the Partnership have the same investment exposure and rights except for the amount of the ongoing placement agent fee charged to each Class of Units and Class Z Units held by the General Partner are not subject to the administrative and general partner fee. Class Z Units are not subject to an ongoing placement agent fee.
The ongoing placement agent fee paid by the Partnership to Morgan Stanley Wealth Management for Class A unit holders is equal to an annual rate of 0.75% of the adjusted net assets of Class A units (computed monthly by multiplying the adjusted net assets of the Class A units by 0.75% and dividing the result thereof by 12).

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)
The administrative and general partner fee paid by the Partnership to Ceres equal to an annual rate of 0.75% of the Partnership’s net assets (as defined in the Partnership’s Limited Partnership Agreement).
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
The ongoing placement agent fees for the three months ended March 31, 2026 for Class A were $244,858. The ongoing placement agent fees for the three months ended March 31, 2025 for Class A were $269,647. Class Z Units are not subject to an ongoing placement agent fee.
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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)
2. Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying consolidated financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2026 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2026 and 2025. These consolidated financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2025. The December 31, 2025 information has been derived from the audited consolidated financial statements as of and for the year ended December 31, 2025.
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
The Consolidated Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended March 31, 2026 and 2025, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.
Consolidation/Partnership’s Investment in the Trading Company.
The Partnership consolidates its wholly owned investment in the Trading Company. Accordingly, the Partnership’s Consolidated Condensed Schedule of Investments as of March 31, 2026 and December 31, 2025 includes the portfolio holdings of the Trading Company. The consolidated financial statements for the year ended December 31, 2025 and for the period ended March 31, 2026, include the accounts of the Partnership and the Trading Company. All inter-company transactions and balances have been eliminated.
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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)
Partnership’s Cash
. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. and JPM. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. and/or JPM, as applicable. All of these amounts are maintained separately. At March 31, 2026 and December 31, 2025, the amount of cash held for margin requirements was $17,750,317 and $24,693,956, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $1,074,021 (cost of $1,066,366) and $1,430,209 (cost of $1,395,855) as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, restricted cash, unrestricted cash, and cash denominated in foreign currencies held by MS&Co. amounted to $17,185,680, $108,545,242 and $1,073,950, respectively. As of December 31, 2025, restricted cash, unrestricted cash, and cash denominated in foreign currencies held by MS&Co. amounted to $24,135,822, $89,950,932 and $1,430,132, respectively.
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
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2025.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)
3. Financial Highlights:
Financial highlights for the limited partner class as a whole for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026			2025
	Class A	Class Z		Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$3.23	$1.42		$(0.01)	$(0.01)
Net investment income (loss)	(0.06)	-	****	0.01	0.03

Increase (decrease) for the period	3.17	1.42		-	0.02
Net asset value per Unit, beginning of period	29.04	12.74		29.69	12.93

Net asset value per Unit, end of period	$32.21	$14.16		$29.69	$12.95

	Three Months Ended March 31,
	2026			2025
	Class A	Class Z		Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	(0.5)%	0.2%		0.1%	0.9%

Operating expenses	3.5%	2.7%		3.5%	2.7%
Incentive fees	0.1%	0.1%		-%	-%

Total expenses	3.6%	2.8%		3.5%	2.7%

Total return:
Total return before incentive fees	11.0%	11.2%		-%	0.2%
Incentive fees	(0.1)%	(0.1)%		-%	-%

Total return after incentive fees	10.9%	11.1%		-%	0.2%

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
The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value that may be settled on a daily basis. With respect to the Partnership’s non-exchange-traded
forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those non-exchange-traded
forward currency contracts, the Partnership is dependent upon the ability of MS&Co. and JPM, the counterparties on all such contracts, to perform. The Partnership has a netting agreement with MS&Co and JPM. The primary terms are based on industry standard master netting agreements. These agreements, which seek to reduce the Partnership’s, MS&Co.’s and JPM’s exposure on non-exchange-traded
forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co. and JPM’s bankruptcy or insolvency.
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
Geopolitical relations and conflicts between governments may have significant macroeconomic effects on the global economy, and impact the markets in which the Partnership has invested or seeks to make investments. Armed conflicts among countries, as well as economic sanctions, for example, have created, and may in the future create, volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved, which in turn have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s investments. Uncertainties regarding these conflicts and potential future conflicts, and the varying involvement of the United States and other countries, make it difficult to predict what the ultimate impact on global economic and market conditions will be, and presents material uncertainty and risk with respect to the Partnership and the performance of its investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in the countries involved in these conflicts, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflicts.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)
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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2026 and 2025 were 5,998 and 7,603, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2026 and 2025 were 932 and 1,041, respectively. The monthly average notional values of currency forward contracts traded during the three months ended March 31, 2026 and 2025 were $566,652,349 and $623,442,677, respectively.
The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of March 31, 2026 and December 31, 2025, respectively.

March 31, 2026	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
MS&Co.
Futures	$3,912,162	$(2,439,015)	$1,473,147	$-	$-	$1,473,147
Forwards	3,132,678	(2,050,508)	1,082,170	-	-	1,082,170

	7,044,840	(4,489,523)	2,555,317	-	-	2,555,317
JPMorgan
Forwards	117,058	(117,058)	-	-	-	-

Total assets	$7,161,898	$(4,606,581)	$2,555,317	$-	$-	$2,555,317

Liabilities
MS&Co.
Futures	$(2,439,015)	$2,439,015	$-	$-	$-	$-
Forwards	(2,050,508)	2,050,508	-	-	-	-

	(4,489,523)	4,489,523	-	-	-	-
JPMorgan
Forwards	(161,672)	117,058	(44,614)	-	44,614	-

Total liabilities	$(4,651,195)	$4,606,581	$(44,614)	$-	$44,614	$-

Net fair value						$2,555,317	*

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2025	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
MS&Co.
Futures	$3,755,084	$(2,073,749)	$1,681,335	$-	$-	$1,681,335
Forwards	3,754,836	(2,100,950)	1,653,886	-	-	1,653,886

	7,509,920	(4,174,699)	3,335,221	-	-	3,335,221
JPMorgan
Forwards	86,286	(86,286)	-	-	-	-

Total assets	$7,596,206	$(4,260,985)	$3,335,221	$-	$-	$3,335,221

Liabilities
MS&Co.
Futures	$(2,073,749)	$2,073,749	$-	$-	$-	$-
Forwards	(2,100,950)	2,100,950	-	-	-	-

	(4,174,699)	4,174,699	-	-	-	-
JPMorgan
Forwards	(139,576)	86,286	(53,290)	-	53,290	-

Total liabilities	$(4,314,275)	$4,260,985	$(53,290)	$-	$53,290	$-

Net fair value						$3,335,221	*

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026
Assets
Futures Contracts
Currencies	$183,039
Energy	1,477,160
Grains	413,761
Indices	289,909
Interest Rates U.S.	172,431
Interest Rates Non-U.S.	891,064
Livestock	186,412
Metals	136,033
Softs	162,353

Total unrealized appreciation on open futures contracts	3,912,162

Liabilities
Futures Contracts
Currencies	(437,255)
Energy	(83,222)
Grains	(152,210)
Indices	(552,193)
Interest Rates U.S.	(272,797)
Interest Rates Non-U.S.	(403,060)
Livestock	(44,820)
Metals	(330,179)
Softs	(163,279)

Total unrealized depreciation on open futures contracts	(2,439,015)

Net unrealized appreciation on open futures contracts	$1,473,147	*

Assets
Forward Contracts
Currencies	$2,038,031
Metals	1,211,705

Total unrealized appreciation on open forward contracts	3,249,736

Liabilities
Forward Contracts
Currencies	(1,434,712)
Metals	(777,468)

Total unrealized depreciation on open forward contracts	(2,212,180)

Net unrealized appreciation on open forward contracts	$ 1,037,556	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended
	March 31,
Sector	2026	2025
Currencies	$2,105,121	$(821,925)
Energy	9,842,758	(746,478)
Grains	(500,246)	(185,085)
Indices	(139,060)	1,527,064
Interest Rates U.S.	(253,520)	(866,520)
Interest Rates Non-U.S.	(1,790,562)	(1,345,031)
Livestock	35,380	506,278
Metals	3,277,664	1,770,933
Softs	1,526,331	123,528

Total	$14,103,866 ***	$(37,236) ***

***	This amount is in “Total trading results” in the Consolidated Statements of Income and Expenses.

6.	Fair Value Measurements:
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
The Partnership and the Trading Company consider prices for exchange-traded commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2026 and December 31, 2025 and for the periods ended March 31, 2026 and 2025, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2026	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,912,162	$3,912,162	$-	$-
Forwards	3,249,736	-	3,249,736	-

Total assets	$7,161,898	$3,912,162	$3,249,736	$-

Liabilities
Futures	$2,439,015	$2,439,015	$-	$-
Forwards	2,212,180	-	2,212,180	-

Total liabilities	$4,651,195	$2,439,015	$2,212,180	$-

December 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,755,084	$3,755,084	$-	$-
Forwards	3,841,122	-	3,841,122	-

Total assets	$7,596,206	$3,755,084	$3,841,122	$-

Liabilities
Futures	$2,073,749	$2,073,749	$-	$-
Forwards	2,240,526	-	2,240,526	-

Total liabilities	$4,314,275	$2,073,749	$2,240,526	$-

7.	Investment in the Trading Company:
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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2026.
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
As of March 31, 2026 and December 31, 2025, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Partnership consolidates its wholly owned investment in the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	March 31, 2026
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$53,687,757	$335,562	$53,352,195

	December 31, 2025
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$46,755,312	$160,343	$46,594,969
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the three months ended March 31, 2026
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$277,781	$7,983,154	$8,260,935

	For the three months ended March 31, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$376,200	$(1,917,360)	$(1,541,160)
Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	March 31, 2026		For the three months ended March 31, 2026

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	38.41%	$53,352,195	$8,333,515	$53,520	$19,060	$8,260,935	Commodity Portfolio	Monthly

	December 31, 2025		For the three months ended March 31, 2025

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	36.68%	$46,594,969	$(1,486,114)	$35,987	$19,059	$(1,541,160)	Commodity Portfolio	Monthly

8.	Subsequent Events:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, foreign cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2026.

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

For the three months ended March 31, 2026, the Partnership’s capital increased 9.3% from $127,035,763 to $138,888,369. This increase was attributable to a net income of $13,824,257 which was partially offset by redemptions of 63,218.375 Class A limited partner Units totaling $1,971,651. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2026, the net asset value per Unit for Class A increased 10.9% from $29.04 to $32.21 as compared to remaining flat 0.0% during the first quarter of 2025. During the Partnership’s first quarter of 2026, the net asset value per Unit for Class Z increased 11.1% from $12.74 to $14.16 as compared to an increase of 0.2% during the first quarter of 2025. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2026 of $14,103,866. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, livestock, metals and softs and were partially offset by losses in grains, indices, U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2025 of $37,236. Losses were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, grains, U.S. and non-U.S. interest rates and were partially offset by gains in indices, livestock, metals and softs.

The Partnership’s largest gains during the first quarter were generated within the energy sector during March from long positions in gasoil, Brent crude oil, unleaded gasoline, and heating oil futures. Oil prices rose sharply during March, as geopolitical turmoil and subsequent hostilities in the Middle East threatened global energy supplies. Gains in the metals markets were recorded during January from long positions in gold and silver futures, as heightened investor demand for precious metals pushed prices to record highs. Additional gains in the metals sector were generated from long positions in copper futures during the same period. In the currency sector, gains were recorded during January from long positions in the Australian dollar, Norwegian krone, British pound, and Brazilian real, as these currencies strengthened versus the U.S. dollar. In the agricultural sector, gains were achieved during January and February from short positions in cocoa futures, as favorable weather conditions in key West African growing regions led to declining prices. A portion of the Partnership’s first-quarter trading gains was offset by losses incurred within the global fixed income sector. During March, losses were recorded from long positions in European fixed income futures, as geopolitical turmoil increased volatility in bond markets. Additional losses in the sector were experienced during January from positions in U.S., European, British and Japanese fixed income futures, reflecting a lack of sustained price direction amid interest rate policy uncertainty.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three months ended March 31, 2026 decreased by $286,894 as compared to the corresponding period in 2025. The decrease in interest income was primarily due to lower interest rates and lower average daily equity during the three months ended March 31, 2026 as compared to the corresponding period in 2025. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2026 increased by $13,177 as compared to the corresponding period in 2025. The increase in clearing fees was primarily due to an increase in the number of trades made by the Partnership during the three months ended March 31, 2026 as compared to the corresponding period in 2025.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three months ended March 31, 2026 decreased by $24,789 as compared to the corresponding period in 2025. The decrease was primarily due to a decrease in Class A adjusted net assets during the three months ended March 31, 2026 as compared to the corresponding period in 2025.

Administrative and General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The Administrative and General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative and General Partner’s fees for the three months ended March 31, 2026 decreased by $24,986 as compared to the corresponding period in 2025. The decrease was primarily due to a decrease in average net assets during the three months ended March 31, 2026 as compared to the corresponding period in 2025.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2026 decreased by $55,066 as compared to the corresponding period in 2025. The decrease was primarily due to a decrease in average net assets during the three months ended March 31, 2026 as compared to the corresponding period in 2025.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreement among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three months ended March 31, 2026 and 2025 resulted in incentive fees of $138,805 and $0, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

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

As of March 31, 2026 and December 31, 2025, the Partnership’s Net Assets were allocated among the Trading Advisors in the following approximate percentages:

Advisor	March 31, 2026	March 31, 2026 (percentage of Partners’ Capital)	December 31, 2025	December 31, 2025 (percentage of Partners’ Capital)
Campbell	$39,156,046	28%	$35,563,541	28%
EMC	10,727,645	8%	9,896,937	8%
Graham	23,498,026	17%	21,881,993	17%
WCM	53,507,020	38%	46,723,749	37%
Unallocated	11,999,632	9%	12,969,543	10%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investments in the Trading Company. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by certain Trading Advisors) and indirectly by the Trading Company separately. There have been no material changes in the trading Value at Risk, non-trading risk and risk management information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2026. As of March 31, 2026, the Partnership’s total capitalization was $138,888,369.

March 31, 2026

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$6,797,660	4.90%
Energy	1,375,619	0.99
Grains	802,787	0.58
Indices	2,750,541	1.98
Interest Rates U.S.	1,171,115	0.84
Interest Rates Non-U.S.	1,914,865	1.38
Livestock	224,180	0.16
Metals	1,616,474	1.16
Softs	723,255	0.52

Total	$17,376,496	12.51%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of March 31, 2026 and December 31, 2025, and the highest, lowest and average values during the three months ended March 31, 2026 and for the twelve months ended December 31, 2025. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of March 31, 2026, the Partnership’s total capitalization was $138,888,369.

   March 31, 2026

			Three Months Ended March 31, 2026
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,280,968	3.80%	$7,067,895	$4,306,822	$5,387,696
Energy	469,753	0.34	888,042	404,660	617,409
Grains	222,152	0.16	1,009,687	201,349	500,597
Indices	1,785,463	1.29	4,579,994	1,722,640	3,517,591
Interest Rates U.S.	680,679	0.49	1,551,327	446,387	994,746
Interest Rates Non-U.S.	1,302,222	0.94	3,050,468	1,179,663	1,913,308
Livestock	185,020	0.13	266,310	154,550	219,032
Metals	995,477	0.72	1,578,728	781,963	1,153,579
Softs	265,678	0.19	540,899	226,674	374,569

Total	$11,187,412	8.06%

*Average of daily Values at Risk.

As of December 31, 2025, the Partnership’s total capitalization was $127,035,763.

   December 31, 2025

			Twelve Months Ended December 31, 2025
Market Sector	Valueat Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,068,790	5.56%	$10,052,251	$5,672,300	$7,665,303
Energy	493,009	0.39	1,526,682	336,589	915,235
Grains	953,075	0.75	1,216,187	345,784	772,365
Indices	4,110,010	3.23	5,667,711	1,615,148	3,716,680
Interest Rates U.S.	1,025,548	0.81	1,572,239	220,160	898,244
Interest Rates Non-U.S.	1,660,404	1.31	2,604,091	1,355,161	2,013,940
Livestock	165,660	0.13	397,981	109,780	260,633
Metals	1,545,736	1.22	1,875,044	728,385	1,402,008
Softs	368,946	0.29	854,941	240,447	513,046

Total	$17,391,178	13.69%

*Annual average of daily Values at Risk.

As of March 31, 2026, the Trading Company’s total capitalization was $53,352,195 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of March 31, 2026 was as follows:

   March 31, 2026

			Three Months Ended March 31, 2026
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,516,692	2.84%	$1,606,276	$732,982	$1,118,310
Energy	905,866	1.70	1,210,359	343,830	712,277
Grains	580,635	1.09	701,058	240,864	459,772
Indices	965,078	1.81	1,490,913	841,998	1,218,042
Interest Rates U.S.	490,436	0.92	537,763	30,203	208,705
Interest Rates Non-U.S.	612,643	1.15	745,862	364,097	539,896
Livestock	39,160	0.07	143,990	39,160	92,492
Metals	620,997	1.16	1,680,508	620,997	1,214,282
Softs	457,577	0.86	688,228	457,577	596,372

Total	$6,189,084	11.60%

*Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Company is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including the Company. As a consolidated subsidiary of Morgan Stanley, the Company does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2025, 2024, 2023, 2022, and 2021. In addition, the Company annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of the Company’s 2025 Audited Financial Statement.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the third-party entities that are, or would otherwise be, the primary defendants in such cases are bankrupt, in financial distress, or may not honor applicable indemnification obligations. These actions have included, but are not limited to, antitrust claims, claims under various false claims act statutes, and matters arising from our Markets business, and our activities in the capital markets.

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

Civil Litigation

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 17, 2025, the court granted final approval of the settlement. The claims brought by the three operators of swap execution facilities remain pending, and on March 12, 2026, defendants filed a motion for summary judgment.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision, which the Supreme Court denied on April 20, 2026.

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
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2025, other than as disclosed in Note 4, “Financial Instrument Risks,” of the financial statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended March 31, 2026, there were no subscriptions of Class A and Class Z Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.
Proceeds of net offering are used for the trading of Futures Interests.
The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	30,752.037	$30.34	N/A	N/A
February 1, 2026 -February 28, 2026	19,206.524	$31.84	N/A	N/A
March 1, 2026 - March 31, 2026	13,259.814	$32.21	N/A	N/A
	63,218.375	$31.19
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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended March 31, 2026, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2026 by the directors and officers of the General Partner.

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

Date: May 12, 2026

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: May 12, 2026

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.