Form 10-Q
period 2026-06-30
Ceres Classic L.P.
filed 2026-08-11
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X
As of July 31, 2026, 3,999,561.877 Limited Partnership Class A Units were outstanding and 11,079.649 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Classic L.P.
Consolidated Statements of Financial Condition

	June 30, 2026 (Unaudited)	December 31, 2025
Assets:
Equity in trading account:
Unrestricted cash	$107,835,304	$99,411,668
Restricted cash	26,243,097	24,693,956
Foreign cash (cost $299,307 and $1,395,855 at June 30, 2026 and December 31, 2025, respectively)	293,190	1,430,209
Net unrealized appreciation on open futures contracts	-	1,681,335
Net unrealized appreciation on open forward contracts	552,615	1,600,596

Total equity in trading account (1)	134,924,206	128,817,764

Interest receivable	303,111	292,956

Total assets	$135,227,317	$129,110,720

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$585,542	$-
Accrued expenses:
Administrative and General Partner’s fees	84,866	80,113
Management fees	139,032	126,021
Professional fees	300,221	306,036
Redemptions payable to General Partner	125,000	140,000
Redemptions payable to Limited Partners	915,303	1,422,787

Total liabilities	2,149,964	2,074,957

Partners’ Capital:
General Partner, Class Z, 99,432.470 and 108,161.520 Units outstanding at June 30, 2026 and December 31, 2025, respectively	1,423,652	1,377,669
Limited Partners, Class A, 4,043,271.557 and 4,322,499.482 Units outstanding at June 30, 2026 and December 31, 2025, respectively	131,495,060	125,516,968
Limited Partners, Class Z, 11,079.649 Units outstanding at June 30, 2026 and December 31, 2025	158,641	141,126

Total partners’ capital (net asset value)	133,077,353	127,035,763

Total liabilities and partners’ capital	$135,227,317	$129,110,720

Net asset value per Unit:
Class A	$32.52	$29.04

Class Z	$14.32	$12.74

(1)	As of June 30, 2026 and December 31, 2025, the amounts include $124,475,881 and $118,852,107, respectively, held in trading accounts with MS&Co.
See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Condensed Schedule of Investments
June 30, 2026
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	377	$(118,966)	(0.09)%
Energy	136	(366,091)	(0.28)
Grains	220	(393,552)	(0.30)
Indices	721	473,238	0.35
Interest Rates U.S.	102	23,657	0.02
Interest Rates Non-U.S.	945	408,420	0.31
Livestock	39	(82,729)	(0.06)
Metals	30	(626,642)	(0.47)
Softs	99	154,646	0.12

Total futures contracts purchased		(528,019)	(0.40)

Futures Contracts Sold
Currencies	805	882,909	0.66
Energy	53	(3,993)	(0.00) *
Grains	396	130,878	0.10
Indices	128	6,161	0.00 *
Interest Rates U.S.	589	21,390	0.02
Interest Rates Non-U.S.	2,214	(507,452)	(0.38)
Livestock	89	(29,680)	(0.02)
Metals	21	115,021	0.09
Softs	230	(672,757)	(0.51)

Total futures contracts sold		(57,523)	(0.04)

Net unrealized depreciation on open futures contracts		$(585,542)	(0.44)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$218,904,306	$3,226,436	2.42%
Metals	297	1,658,713	1.25

Total unrealized appreciation on open forward contracts		4,885,149	3.67

Unrealized Depreciation on Open Forward Contracts
Currencies	$164,343,670	(1,978,510)	(1.49)
Metals
LME ALLUMINIUM FUTURE; Sept 26	143	(1,483,579)	(1.11)
Other: Sept 26	175	(870,445)	(0.66)

Total unrealized depreciation on open forward contracts		(4,332,534)	(3.26)

Net unrealized appreciation on open forward contracts		$552,615	0.41%

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

Ceres Classic L.P.
Consolidated Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income:
Interest income (1)	$1,062,016	$1,223,846	$2,065,596	$2,514,320

Expenses:
Clearing fees	118,034	132,030	257,729	258,548
Administrative and General Partner’s fees	260,366	251,683	508,207	524,510
Ongoing placement agent fees	257,146	248,649	502,004	518,296
Management fees	422,606	394,262	816,414	843,136
Incentive fees	-	-	138,805	-
Professional fees	132,855	128,002	251,037	260,515

Total expenses	1,191,007	1,154,626	2,474,196	2,405,005

Net investment income (loss)	(128,991)	69,220	(408,600)	109,315

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	4,107,565	(9,687,602)	19,009,358	(7,604,891)
Net change in unrealized gains (losses) on open contracts	(2,557,402)	312,928	(3,355,329)	(1,807,019)

Total trading results	1,550,163	(9,374,674)	15,654,029	(9,411,910)

Net income (loss)	$1,421,172	$(9,305,454)	$15,245,429	$(9,302,595)

(1)
For the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2026 and 2025, interest income earned from trading accounts with MS&Co. amounted to $1,013,492, $1,160,215, $1,970,388 and $2,388,361, respectively.

See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2024	$143,957,312	4,849,003.081	$1,683,226	130,230.180	$145,640,538	4,979,233.261
Redemptions - Limited Partners	(7,406,519)	(255,541.472)	-	-	(7,406,519)	(255,541.472)
Net income (loss)	(9,197,272)	-	(105,323)	-	(9,302,595)	-

Partners’ Capital, June 30, 2025	$127,353,521	4,593,461.609	$1,577,903	130,230.180	$128,931,424	4,723,691.789

Partners’ Capital, March 31, 2025	$139,457,902	4,697,879.887	$1,686,234	130,230.180	$141,144,136	4,828,110.067
Redemptions - Limited Partners	(2,907,258)	(104,418.278)	-	-	(2,907,258)	(104,418.278)
Net income (loss)	(9,197,123)	-	(108,331)		(9,305,454)	-

Partners’ Capital, June 30, 2025	$127,353,521	4,593,461.609	$1,577,903	130,230.180	$128,931,424	4,723,691.789

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2025	$125,516,968	4,322,499.482	$1,518,795	119,241.169	$127,035,763	4,441,740.651
Redemptions - General Partner	-	-	(125,000)	(8,729.050)	(125,000)	(8,729.050)
Redemptions - Limited Partners	(9,078,839)	(279,227.925)	-	-	(9,078,839)	(279,227.925)
Net income (loss)	15,056,931	-	188,498	-	15,245,429	-

Partners’ Capital, June 30, 2026	$131,495,060	4,043,271.557	$1,582,293	110,512.119	$133,077,353	4,153,783.676

Partners’ Capital, March 31, 2026	$137,200,504	4,259,281.107	$1,687,865	119,241.169	$138,888,369	4,378,522.276
Redemptions - General Partner	-	-	(125,000)	(8,729.050)	(125,000)	(8,729.050)
Redemptions - Limited Partners	(7,107,188)	(216,009.550)	-	-	(7,107,188)	(216,009.550)
Net income (loss)	1,401,744	-	19,428	-	1,421,172	-

Partners’ Capital, June 30, 2026	$131,495,060	4,043,271.557	$1,582,293	110,512.119	$133,077,353	4,153,783.676

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
As of June 30, 2026, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2026.
During the reporting periods ended June 30, 2026 and 2025, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.
As of June 30, 2026, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units.
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
The ongoing placement agent fees for the three and six months ended June 30, 2026 for Class A were $257,146 and $502,004, respectively. The ongoing placement agent fees for the three and six months ended June 30, 2025 for Class A were $248,649 and $518,296, respectively. Class Z Units are not subject to an ongoing placement agent fee.
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
The accompanying consolidated financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2026 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2026 and 2025. These consolidated financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
The Consolidated Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended June 30, 2026 and 2025, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.
Consolidation/Partnership’s Investment in the Trading Company.
The Partnership consolidates its wholly owned investment in the Trading Company. Accordingly, the Partnership’s Consolidated Condensed Schedule of Investments as of June 30, 2026 and December 31, 2025 includes the portfolio holdings of the Trading Company. The consolidated financial statements for the year ended December 31, 2025 and for the period ended June 30, 2026, include the accounts of the Partnership and the Trading Company. All inter-company transactions and balances have been eliminated.
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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Partnership’s Cash
. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. and JPM. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. and/or JPM, as applicable. All of these amounts are maintained separately. At June 30, 2026 and December 31, 2025, the amount of cash held for margin requirements was $26,243,097 and $24,693,956, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $293,190 (cost of $299,307) and $1,430,209 (cost of $1,395,855) as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, restricted cash, unrestricted cash, and cash denominated in foreign currencies held by MS&Co. amounted to $25,749,443, $97,805,238 and $293,092, respectively. As of December 31, 2025, restricted cash, unrestricted cash, and cash denominated in foreign currencies held by MS&Co. amounted to $24,135,822, $89,950,932 and $1,430,132, respectively.
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
10-K
for the year ended December 31, 2025.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$ 0.34	$ 0.15	$ (1.98)	$ (0.86)	$ 3.58	$ 1.57	$ (1.99)	$ (0.87)
Net investment income (loss)	(0.03)	0.01	0.01	0.03	(0.10)	0.01	0.02	0.06

Increase (decrease) for the period	0.31	0.16	(1.97)	(0.83)	3.48	1.58	(1.97)	(0.81)
Net asset value per Unit, beginning of period	32.21	14.16	29.69	12.95	29.04	12.74	29.69	12.93

Net asset value per Unit, end of period	$ 32.52	$ 14.32	$ 27.72	$ 12.12	$ 32.52	$ 14.32	$ 27.72	$ 12.12

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	(0.4)%	0.4%	0.2%	1.0%	(0.5)%	0.2%	0.2%	0.9%

Operating expenses	3.5%	2.7%	3.5%	2.7%	3.5%	2.7%	3.5%	2.7%
Incentive fees	-%	-%	-%	-%	0.1%	0.1%	-%	-%

Total expenses	3.5%	2.7%	3.5%	2.7%	3.6%	2.8%	3.5%	2.7%

Total return:
Total return before incentive fees	1.0%	1.1%	(6.6)%	(6.4)%	12.1%	12.5%	(6.6)%	(6.3)%
Incentive fees	-%	-%	-%	-%	(0.1)%	(0.1)%	-%	-%

Total return after incentive fees	1.0%	1.1%	(6.6)%	(6.4)%	12.0%	12.4%	(6.6)% %	(6.3)%

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
The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value that may be settled on a daily basis. With respect to the Partnership’s non-exchange-traded
forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparties, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. and JPM for the benefit of MS&Co. and JPM, respectively. With respect to those non-exchange-traded
forward currency contracts, the Partnership is dependent upon the ability of MS&Co. and JPM, the counterparties on all such contracts, to perform. The Partnership has a netting agreement with MS&Co and JPM. The primary terms are based on industry standard master netting agreements. These agreements, which seek to reduce the Partnership’s, MS&Co.’s and JPM’s exposure on non-exchange-traded
forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co. or JPM’s bankruptcy or insolvency.
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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2026 and 2025 were 6,780 and 6,477, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2026 and 2025 were 6,389 and 7,040, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2026 and 2025 were 790 and 1,098, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2026 and 2025 were 861 and 1,070, respectively. The monthly average notional values of currency forward contracts traded during the three months ended June 30, 2026 and 2025 were $566,723,512 and $774,479,537, respectively. The monthly average notional values of currency forward contracts traded during the six months ended June 30, 2026 and 2025 were $566,687,930 and $698,961,107, respectively.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of June 30, 2026 and December 31, 2025, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
June 30, 2026				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$3,326,544	$(3,326,544)	$-	$-	$-	$-
Forwards	4,787,279	(4,159,171)	628,108	-	-	628,108

	8,113,823	(7,485,715)	628,108	-	-	628,108
JPMorgan
Forwards	97,870	(97,870)	-	-	-	-

Total assets	$8,211,693	$(7,583,585)	$628,108	$-	$-	$628,108

Liabilities
MS&Co.
Futures	$(3,912,086)	$3,326,544	$(585,542)	$-	$585,542	$-
Forwards	(4,159,171)	4,159,171	-	-	-	-

	(8,071,257)	7,485,715	(585,542)	-	585,542	-
JPMorgan
Forwards	(173,363)	97,870	(75,493)	-	75,493	-

Total liabilities	$(8,244,620)	$7,583,585	$(661,035)	$-	$661,035	$-

Net fair value						$628,108	*

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
December 31, 2025				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$3,755,084	$(2,073,749)	$1,681,335	$-	$-	$1,681,335
Forwards	3,754,836	(2,100,950)	1,653,886	-	-	1,653,886

	7,509,920	(4,174,699)	3,335,221	-	-	3,335,221
JPMorgan
Forwards	86,286	(86,286)	-	-	-	-

Total assets	$7,596,206	$(4,260,985)	$3,335,221	$-	$-	$3,335,221

Liabilities
MS&Co.
Futures	$(2,073,749)	$2,073,749	$-	$-	$-	$-
Forwards	(2,100,950)	2,100,950	-	-	-	-

	(4,174,699)	4,174,699	-	-	-	-
JPMorgan
Forwards	(139,576)	86,286	(53,290)	-	53,290	-

Total liabilities	$(4,314,275)	$4,260,985	$(53,290)	$-	$53,290	$-

Net fair value						$3,335,221	*

*
In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and a counterparty to the Partnership’s non-exchange-
traded contracts, as applicable, and JPM, as a counterparty to certain non-exchange
traded contracts, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co. or JPM, as applicable, thereby minimizing MS&Co.’s and JPM’s risk of loss. In certain instances, a counterparty may not post collateral and as such, in the event of default by such counterparty, the Partnership is exposed to the amount shown in the Consolidated Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2026 and December 31, 2025, respectively.

	June 30, 2026
Assets
Futures Contracts
Currencies	$994,487
Energy	132,933
Grains	156,615
Indices	791,044
Interest Rates U.S.	130,072
Interest Rates Non-U.S.	706,612
Livestock	9,366
Metals	124,935
Softs	280,480

Total unrealized appreciation on open futures contracts	3,326,544

Liabilities
Futures Contracts
Currencies	(230,544)
Energy	(503,017)
Grains	(419,289)
Indices	(311,645)
Interest Rates U.S.	(85,025)
Interest Rates Non-U.S.	(805,644)
Livestock	(121,775)
Metals	(636,556)
Softs	(798,591)

Total unrealized depreciation on open futures contracts	(3,912,086)

Net unrealized depreciation on open futures contracts	$(585,542	) *

Assets
Forward Contracts
Currencies	$3,226,436
Metals	1,658,713

Total unrealized appreciation on open forward contracts	4,885,149

Liabilities
Forward Contracts
Currencies	(1,978,510)
Metals	(2,354,024)

Total unrealized depreciation on open forward contracts	(4,332,534)

Net unrealized appreciation on open forward contracts	$552,615	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Consolidated Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2026 and 2025, respectively.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Sector	2026	2025		2026	2025
Currencies	$2,937,890	$(2,830,017)		$5,043,011	$(3,651,942)
Energy	(1,332,223)	(4,219,461)		8,510,535	(4,965,939)
Grains	(401,488)	126,279		(901,734)	(58,806)
Indices	5,457,786	506,254		5,318,726	2,033,318
Interest Rates U.S.	(188,843)	(1,217,848)		(442,363)	(2,084,368)
Interest Rates Non-U.S.	(1,356,431)	(938,425)		(3,146,993)	(2,283,456)
Livestock	60,430	751,408		95,810	1,257,686
Metals	(2,098,569)	(1,095,552)		1,179,095	675,381
Softs	(1,528,389)	(457,312)		(2,058)	(333,784)

Total	$1,550,163 ***	$(9,374,674	) ***	$15,654,029 ***	$(9,411,910	) ***

*** This amount is in “Total trading results” in the Consolidated Statements of Income and Expenses.

6.	Fair Value Measurements:
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
The Partnership and the Trading Company consider prices for exchange-traded commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2026 and December 31, 2025 and for the periods ended June 30, 2026 and 2025, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2026	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,326,544	$3,326,544	$-	$-
Forwards	4,885,149	-	4,885,149	-

Total assets	$8,211,693	$3,326,544	$4,885,149	$-

Liabilities
Futures	$3,912,086	$3,912,086	$-	$-
Forwards	4,332,534	-	4,332,534	-

Total liabilities	$8,244,620	$3,912,086	$4,332,534	$-

December 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,755,084	$3,755,084	$-	$-
Forwards	3,841,122	-	3,841,122	-

Total assets	$7,596,206	$3,755,084	$3,841,122	$-

Liabilities
Futures	$2,073,749	$2,073,749	$-	$-
Forwards	2,240,526	-	2,240,526	-

Total liabilities	$4,314,275	$2,073,749	$2,240,526	$-

7.	Investment in the Trading Company:
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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2026.
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
As of June 30, 2026 and December 31, 2025, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Partnership consolidates its wholly owned investment in the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	June 30, 2026
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$49,775,260	$1,423,210	$48,352,050

	December 31, 2025
	Total Assets	Toal Liabilities	Total Capital
CMF Winton	$46,755,312	$160,343	$46,594,969
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the three months ended June 30, 2026
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$318,277	$(870,679)	$(552,402)

	For the six months ended June 30, 2026
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$596,058	$7,112,475	$7,708,533

	For the three months ended June 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$317,018	$(3,522,903)	$(3,205,885)

	For the six months ended June 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$693,218	$(5,440,263)	$(4,747,045)

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Trading Company is shown in the following tables:

	June 30, 2026		For the three months ended June 30, 2026
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton	36.33%	$48,352,050	$(491,560)	$41,782	$19,060	$(552,402)	Commodity Portfolio	Monthly

	June 30, 2026		For the six months ended June 30, 2026
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton	36.33%	$48,352,050	$7,841,955	$95,302	$38,120	$7,708,533	Commodity Portfolio	Monthly

	December 31, 2025		For the three months ended June 30, 2025
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton	36.68%	$46,594,969	$(3,149,788)	$37,038	$19,059	$(3,205,885)	Commodity Portfolio	Monthly

	December 31, 2025		For the six months ended June 30, 2025
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
CMF Winton	36.68%	$46,594,969	$(4,635,902)	$73,025	$38,118	$(4,747,045)	Commodity Portfolio	Monthly

8.	Subsequent Events:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, foreign cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2026.

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

For the six months ended June 30, 2026, the Partnership’s capital increased 4.8% from $127,035,763 to $133,077,353. This increase was attributable to a net income of $15,245,429 which was partially offset by redemptions of 279,227.925 Class A limited partner Units totaling $9,078,839 and redemptions of 8,729.050 Class Z General Partner Units totaling $125,000. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

The Partnership/Trading Company records all investments at fair value in their financial statements, with changes in fair value reported as a component of trading results or net realized gains (losses) on closed contracts and net change in unrealized gains (losses) on open contracts in the Consolidated Statements of Income and Expenses.

Results of Operations

During the Partnership’s second quarter of 2026, the net asset value per Unit for Class A increased 1.0% from $32.21 to $32.52 as compared to a decrease of 6.6% during the second quarter of 2025. During the Partnership’s second quarter of 2026, the net asset value per Unit for Class Z increased 1.1% from $14.16 to $14.32 as compared to a decrease of 6.4% during the second quarter of 2025. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2026 of $1,550,163. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, indices and livestock and were partially offset by losses in energy, grains, U.S. and non-U.S. interest rates, metals and softs. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2025 of $9,374,674. Losses were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in grains, indices and livestock.

During the second quarter, the Partnership’s strongest gains came from the global stock index sector in April and May from long positions in U.S. and Asian equity index futures and, to a lesser extent, from long positions in European equity index futures, as prices advanced amid optimism for easing hostilities in the Middle East and demand for artificial intelligence-related stocks. Further gains were recorded in the currency markets during June from short positions in the Canadian dollar, Japanese yen, and the euro against the U.S. dollar, as the U.S. dollar strengthened on elevated U.S. Treasury yields and expectations for a more hawkish Federal Reserve. A portion of the Partnership’s overall gains for the second quarter was offset by losses incurred within the metals markets during June from long positions in gold and silver futures, as precious metal prices were pressured by a stronger U.S. dollar. In the agricultural markets, losses were experienced throughout the quarter from short positions in cocoa futures as prices moved higher. In the global fixed income sector, losses were recorded during May and June from short positions in Australian fixed income futures, after weaker employment data boosted bond prices and prompted investors to reassess the Reserve Bank of Australia’s near-term monetary policy outlook. Smaller fixed income losses were recorded in European and Japanese government bond futures. In the energy sector, losses were incurred during May from long futures positions in crude oil and refined products, as prices declined largely due to improving prospects for U.S.–Iran de-escalation.

During the Partnership’s six months ended June 30, 2026, the net asset value per Unit for Class A increased 12.0% from $29.04 to $32.52 as compared to a decrease of 6.6% during the six months ended June 30, 2025. During the Partnership’s six months ended June 30, 2026, the net asset value per Unit for Class Z increased 12.4% from $12.74 to $14.32 as compared to a decrease of 6.3% during the six months ended June 30, 2025. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2026 of $15,654,029. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, indices, livestock and metals and were partially offset by losses in grains, U.S. and non-U.S. interest rates and softs. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2025 of $9,411,910. Losses were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, grains, U.S. and non-U.S. interest rates and softs and were partially offset by gains in indices, livestock and metals.

During the first six months of the year, the Partnership’s largest gains for the period were generated in the energy sector primarily during March, with smaller gains in February and April, from long positions in gasoil, Brent crude oil, unleaded gasoline, and heating oil futures, as geopolitical turmoil and hostilities in the Middle East threatened global energy supplies. In global stock index markets, gains were recorded during April and May from long positions in U.S. and Asian equity index futures as prices advanced amid optimism over easing hostilities in the Middle East and demand for artificial intelligence-related stocks. Further gains were recorded in the currency markets during June from short positions in the Canadian dollar, Japanese yen, and euro against the U.S. dollar, as the U.S. dollar strengthened on elevated U.S. Treasury yields and expectations for a more hawkish Federal Reserve. Gains in the metals markets were recorded during January from long positions in gold and silver futures, as heightened investor demand for precious metals pushed prices to record highs. Additional metals gains were generated during the same period from long positions in copper futures. A portion of the Partnership’s overall trading gains during the first six months of the year was offset by losses in the global fixed income futures sector. During March, losses were recorded from long positions in European fixed income futures, as geopolitical turmoil increased volatility in bond markets. Additional losses were incurred during May and June from short positions in Australian fixed income futures. In the agricultural markets, losses were recorded during May and June from short positions in the grains sector, as concerns about adverse weather conditions affecting crops in the U.S. Midwest supported higher prices.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and six months ended June 30, 2026 decreased by $161,830 and $448,724, respectively, as compared to the corresponding periods in 2025. The decrease in interest income was primarily due to lower interest rates and lower average daily equity during the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2026 decreased by $13,996 and $819, respectively, as compared to the corresponding periods in 2025. The decrease in clearing fees was primarily due to a decrease in the number of trades made by the Partnership during the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and six months ended June 30, 2026 increased by $8,497 and decreased by $16,292, respectively, as compared to the corresponding periods in 2025. The increase was primarily due to an increase in Class A adjusted net assets during the three months ended June 30, 2026 as compared to the corresponding period in 2025. The decrease was primarily due to a decrease in Class A adjusted net assets during the six months ended June 30, 2026 as compared to the corresponding period in 2025.

Administrative and General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The Administrative and General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative and General Partner’s fees for the three and six months ended June 30, 2026 increased by $8,683 and decreased by $16,303, respectively, as compared to the corresponding periods in 2025. The increase was primarily due to an increase in average net assets during the three months ended June 30, 2026 as compared to the corresponding period in 2025. The decrease was primarily due to a decrease in average net assets during the six months ended June 30, 2026 as compared to the corresponding period in 2025.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2026 increased by $28,344 and decreased by $26,722, respectively, as compared to the corresponding periods in 2025. The increase was primarily due to an increase in average net assets during the three months ended June 30, 2026 as compared to the corresponding period in 2025. The decrease was primarily due to a decrease in average net assets during the six months ended June 30, 2026 as compared to the corresponding period in 2025.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreement among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three and six months ended June 30, 2026 resulted in incentive fees of $0 and $138,805, respectively. Trading performance for the three and six months ended June 30, 2025 resulted in incentive fees of $0 and $0, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

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

As of June 30, 2026 and March 31, 2026, the Partnership’s Net Assets were allocated among the Trading Advisors in the following approximate percentages:

Advisor	June 30, 2026	June 30, 2026 (percentage of Partners’ Capital)	March 31, 2026	March 31, 2026 (percentage of Partners’ Capital)
Campbell	$38,944,716	29%	$39,156,046	28%
EMC	11,887,357	9%	10,727,645	8%
Graham	25,290,021	19%	23,498,026	17%
WCM	48,492,233	36%	53,507,020	38%
Unallocated	8,463,026	7%	11,999,632	9%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2026. As of June 30, 2026, the Partnership’s total capitalization was $133,077,353.

June 30, 2026

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$7,315,378	5.50%
Energy	1,207,506	0.91
Grains	805,272	0.60
Indices	5,773,216	4.34
Interest Rates U.S.	1,242,367	0.93
Interest Rates Non-U.S.	2,889,268	2.17
Livestock	319,880	0.24
Metals	1,734,373	1.30
Softs	780,370	0.59

Total	$22,067,630	16.58%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of June 30, 2026 and December 31, 2025, and the highest, lowest and average values during the three months ended June 30, 2026 and for the twelve months ended December 31, 2025. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of June 30, 2026, the Partnership’s total capitalization was $133,077,353.

	June 30, 2026

			Three Months Ended June 30, 2026
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,827,767	4.38%	$8,200,206	$5,529,819	$6,568,876
Energy	900,342	0.68	1,356,434	522,878	1,056,572
Grains	554,129	0.42	558,802	198,297	370,894
Indices	4,641,317	3.49	5,337,141	1,692,313	4,000,982
Interest Rates U.S.	673,633	0.51	1,300,338	515,779	803,959
Interest Rates Non-U.S.	2,646,756	1.99	2,734,373	1,491,150	2,082,357
Livestock	207,020	0.16	286,330	185,680	229,474
Metals	1,161,166	0.87	1,839,048	851,429	1,342,954
Softs	364,693	0.27	498,950	235,217	364,396

Total	$16,976,823	12.77%

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

As of June 30, 2026, the Trading Company’s total capitalization was $48,352,050 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of June 30, 2026 was as follows:

	June 30, 2026

			Three Months Ended June 30, 2026
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,487,611	3.08%	$1,487,611	$969,490	$1,202,006
Energy	307,164	0.63	910,263	272,694	716,928
Grains	251,143	0.52	585,712	248,658	461,020
Indices	1,131,899	2.34	1,131,899	785,606	990,988
Interest Rates U.S.	568,734	1.18	704,936	477,758	589,269
Interest Rates Non-U.S.	242,512	0.50	641,169	242,512	513,836
Livestock	112,860	0.23	117,590	41,910	92,549
Metals	573,207	1.19	1,080,417	534,805	814,056
Softs	415,677	0.86	539,500	408,034	472,560

Total	$5,090,807	10.53%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision, which the Supreme Court denied on April 20, 2026. On July 13, 2026, defendants filed a motion for summary judgment.

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

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, the Company, as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of the Company. The Company may establish reserves from time to time in connection with such actions.

Item 1A.
Risk Factors
.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2025 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2026, other than as disclosed in Note 4,
“Financial Instrument Risks,” of the financial statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended June 30, 2026, there were no subscriptions of Class A and Class Z Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.
Proceeds of net offering are used for the trading of Futures Interests.
The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	27,667.001	$33.13	N/A	N/A
May 1, 2026 - May 31, 2026	160,196.710	$32.93	N/A	N/A
June 1, 2026 - June 30, 2026	28,145.839	$32.52	N/A	N/A
	216,009.550	$32.90
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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended June 30, 2026, no officers or directors of the
General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2026 by the directors and officers of the General Partner.

3
4

Item 6. Exhibits.

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101. INS Inline XBRL Instance Document.

101. SCH Inline XBRL Taxonomy Extension Schema Document.

101. CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB Inline XBRL Taxonomy Extension Label Linkbase Document.

101. PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF Inline XBRL Taxonomy Extension Definition Document.

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

Date: August 11, 2026

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: August 11, 2026

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.