Form 10-Q
period 2026-09-30
Ceres Classic L.P.
filed 2026-11-10
CIK 1066656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to____
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
 No _
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes
X
 No _
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
__
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
Yes
_
No
X

As of October 31, 2026, 3,930,679.949 Limited Partnership Class A Units were outstanding and 11,079.649 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Classic L.P.
Consolidated Statements of Financial Condition

	September 30, 2026 (Unaudited)	December 31, 2025
Assets:
Equity in trading account:
Unrestricted cash	$114,353,854	$99,411,668
Restricted cash	23,006,965	24,693,956
Foreign cash (cost $444,942 and $1,395,855 at September 30, 2026 and December 31, 2025, respectively)	441,782	1,430,209
Net unrealized appreciation on open futures contracts	3,897,422	1,681,335
Net unrealized appreciation on open forward contracts	1,007,782	1,600,596

Total equity in trading account (1)	142,707,805	128,817,764

Interest receivable	332,226	292,956

Total assets	$143,040,031	$129,110,720

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Administrative and General Partner’s fees	$84,759	$80,113
Management fees	136,749	126,021
Incentive fees	659,301	-
Professional fees	314,953	306,036
Redemptions payable to General Partner	-	140,000
Redemptions payable to Limited Partners	334,964	1,422,787

Total liabilities	1,530,726	2,074,957

Partners’ Capital:
General Partner, Class Z, 99,432.470 and 108,161.520 Units outstanding at September 30, 2026 and December 31, 2025, respectively	1,548,657	1,377,669
Limited Partners, Class A, 3,958,545.361 and 4,322,499.482 Units outstanding at September 30, 2026 and December 31, 2025, respectively	139,788,083	125,516,968
Limited Partners, Class Z, 11,079.649 Units outstanding at September 30, 2026 and December 31, 2025	172,565	141,126

Total partners’ capital (net asset value)	141,509,305	127,035,763

Total liabilities and partners’ capital	$143,040,031	$129,110,720

Net asset value per Unit:
Class A	$35.31	$29.04

Class Z	$15.57	$12.74

(1)	As of September 30, 2026 and December 31, 2025, the amounts include $131,889,292 and $118,852,107, respectively, held in trading accounts with MS&Co.

See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Condensed Schedule of Investments
September 30, 2026
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	205	$ (477,583)	(0.34)%
Energy	205	147,598	0.10
Grains	752	(130,438)	(0.09)
Indices	439	(167,825)	(0.12)
Interest Rates U.S.	3	(1,422)	(0.00) *
Interest Rates Non-U.S.	216	(140,493)	(0.10)
Livestock	6	37,780	0.03
Metals	29	(327,048)	(0.23)
Softs	285	(57,137)	(0.04)

Total futures contracts purchased		(1,116,568)	(0.79)

Futures Contracts Sold
Currencies	486	905,941	0.64
Energy	53	12,586	0.01
Grains	42	5,658	0.00 *
Indices	267	283,440	0.20
Interest Rates U.S.	442	943,356	0.67
Interest Rates Non-U.S.	2,639	2,470,787	1.74
Livestock	117	19,119	0.01
Metals	126	136,694	0.10
Softs	156	236,409	0.17

Total futures contracts sold		5,013,990	3.54

Net unrealized appreciation on open futures contracts		$ 3,897,422	2.75%

Unrealized Appreciation on Open Forward Contracts
Currencies	$ 212,421,599	$ 3,718,836	2.63%
Metals	272	826,566	0.58

Total unrealized appreciation on open forward contracts		4,545,402	3.21

Unrealized Depreciation on Open Forward Contracts
Currencies	$ 141,441,016	(2,585,599)	(1.83)
Metals	272	(952,021)	(0.67)

Total unrealized depreciation on open forward contracts		(3,537,620)	(2.50)

Net unrealized appreciation on open forward contracts		$ 1,007,782	0.71%

*	Due to rounding.
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

Ceres Classic L.P.
Consolidated Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income:
Interest income (1)	$1,056,086	$1,153,930	$3,121,682	$3,668,250

Expenses:
Clearing fees	123,335	156,107	381,064	414,655
Administrative and General Partner’s fees	250,261	239,189	758,468	763,699
Ongoing placement agent fees	247,254	236,225	749,258	754,521
Management fees	405,518	373,661	1,221,932	1,216,797
Incentive fees	659,301	-	798,106	-
Professional fees	130,698	125,337	381,735	385,852

Total expenses	1,816,367	1,130,519	4,290,563	3,535,524

Net investment income (loss)	(760,281)	23,411	(1,168,881)	132,726

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	7,072,879	2,543,187	26,082,237	(5,061,704)
Net change in unrealized gains (losses) on open contracts	4,941,088	3,076,243	1,585,759	1,269,224

Total trading results	12,013,967	5,619,430	27,667,996	(3,792,480)

Net income (loss)	$11,253,686	$5,642,841	$26,499,115	$(3,659,754)

(1)
For the three months ended September 30, 2026 and 2025 and the nine months ended September 30, 2026 and 2025, interest income earned from trading accounts with MS&Co. amounted to $1,007,338, $1,089,997, $2,977,726 and $3,478,358, respectively.

See accompanying notes to consolidated financial statements.

Ceres Classic L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2024	$143,957,312	4,849,003.081	$1,683,226	130,230.180	$145,640,538	4,979,233.261
Redemptions - Limited Partners	(11,116,680)	(388,042.714)	-	-	(11,116,680)	(388,042.714)
Net income (loss)	(3,628,069)	-	(31,685)	-	(3,659,754)	-

Partners’ Capital, September 30, 2025	$129,212,563	4,460,960.367	$1,651,541	130,230.180	$130,864,104	4,591,190.547

Partners’ Capital, June 30, 2025	$127,353,521	4,593,461.609	$1,577,903	130,230.180	$128,931,424	4,723,691.789
Redemptions - Limited Partners	(3,710,161)	(132,501.242)	-	-	(3,710,161)	(132,501.242)
Net income (loss)	5,569,203	-	73,638	-	5,642,841	-

Partners’ Capital, September 30, 2025	$129,212,563	4,460,960.367	$1,651,541	130,230.180	$130,864,104	4,591,190.547

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2025	$125,516,968	4,322,499.482	$1,518,795	119,241.169	$127,035,763	4,441,740.651
Redemptions - General Partner	-	-	(125,000)	(8,729.050)	(125,000)	(8,729.050)
Redemptions - Limited Partners	(11,900,573)	(363,954.121)	-	-	(11,900,573)	(363,954.121)
Net income (loss)	26,171,688	-	327,427	-	26,499,115	-

Partners’ Capital, September 30, 2026	$139,788,083	3,958,545.361	$1,721,222	110,512.119	$141,509,305	4,069,057.480

Partners’ Capital, June 30, 2026	$131,495,060	4,043,271.557	$1,582,293	110,512.119	$133,077,353	4,153,783.676
Redemptions - Limited Partners	(2,821,734)	(84,726.196)	-	-	(2,821,734)	(84,726.196)
Net income (loss)	11,114,757	-	138,929	-	11,253,686	-

Partners’ Capital, September 30, 2026	$139,788,083	3,958,545.361	$1,721,222	110,512.119	$141,509,305	4,069,057.480

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
As of September 30, 2026, all trading decisions were made for the Partnership by Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“WCM”), EMC Capital Advisors, LLC (“EMC”) and Campbell & Company, LP (“Campbell”), as the commodity trading advisors to the Partnership (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. Ceres is responsible for selecting additional commodity trading advisors from time to time and for replacing Trading Advisors as it deems necessary. Trading advisors can be added, removed, or replaced at any time by Ceres, or Ceres may determine to adjust the allocation of assets to each Trading Advisor, without the consent of, or advance notice to, the limited partners.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2026.
During the reporting periods ended September 30, 2026 and 2025, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. As of January 1, 2021, JPMorgan Chase Bank, N.A. (“JPM”) acts as prime broker in connection with foreign exchange forward and swap transactions for the Trading Company.
As of September 30, 2026, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two share classes (each, a “Class” or collectively, the “Classes”). A Limited Partner will initially receive Class A Units in the Partnership, provided, that certain investors (other than ERISA/IRA investors) who subscribe for Units on a consulting basis, the General Partner, and certain employees of Morgan Stanley and/or its subsidiaries (and their family members) may be designated to hold Class Z Units.
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
The ongoing placement agent fees for the three and nine months ended September 30, 2026 for Class A were $247,254 and $749,258, respectively. The ongoing placement agent fees for the three and nine months ended September 30, 2025 for Class A were $236,225 and $754,521, respectively. Class Z Units are not subject to an ongoing placement agent fee.
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2027 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, effective as of January 1, 2021, the Partnership pays Harbor an ongoing placement agent fee equal to 1/12 th
of 0.75% (a 0.75% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership.
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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)
2. Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying consolidated financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2026 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2026 and 2025. These consolidated financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2025. The December 31, 2025 information has been derived from the audited consolidated financial statements as of and for the year ended December 31, 2025.
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
Statement of Cash Flows. The Partnership has not provided a Consolidated Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Consolidated Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended September 30, 2026 and 2025, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.
Consolidation/Partnership’s Investment in the Trading Company. The Partnership consolidates its wholly owned investment in the Trading Company. Accordingly, the Partnership’s Consolidated Condensed Schedule of Investments as of September 30, 2026 and December 31, 2025 includes the portfolio holdings of the Trading Company. The consolidated financial statements for the year ended December 31, 2025 and for the period ended September 30, 2026, include the accounts of the Partnership and the Trading Company. All inter-company transactions and balances have been eliminated.
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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)
Partnership’s Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. and JPM. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. and/or JPM, as applicable. All of these amounts are maintained separately. At September 30, 2026 and December 31, 2025, the amount of cash held for margin requirements was $23,006,965 and $24,693,956, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $441,782 (cost of $444,942) and $1,430,209 (cost of $1,395,855) as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, restricted cash, unrestricted cash, and cash denominated in foreign currencies held by MS&Co. amounted to $22,691,710, $103,901,281 and $441,680, respectively. As of December 31, 2025, restricted cash, unrestricted cash, and cash denominated in foreign currencies held by MS&Co. amounted to $24,135,822, $89,950,932 and $1,430,132, respectively.
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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)
3. Financial Highlights:
Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$2.98	$1.31	$1.25	$0.54	$6.55	$2.88	$(0.75)	$(0.33)
Net investment income (loss)	(0.19)	(0.06)	-	0.02	(0.28)	(0.05)	0.03	0.08

Increase (decrease) for the period	2.79	1.25	1.25	0.56	6.27	2.83	(0.72)	(0.25)
Net asset value per Unit, beginning of period	32.52	14.32	27.72	12.12	29.04	12.74	29.69	12.93

Net asset value per Unit, end of period	$35.31	$15.57	$28.97	$12.68	$35.31	$15.57	$28.97	$12.68

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	(0.8)%	(0.1)%	0.1%	0.8%	(1.0)%	(0.2)%	0.1%	0.9%

Operating expenses	3.4%	2.7%	3.5%	2.8%	3.5%	2.7%	3.5%	2.7%
Incentive fees	0.5%	0.5%	-%	-%	0.6%	0.6%	-%	-%

Total expenses	3.9%	3.2%	3.5%	2.8%	4.1%	3.3%	3.5%	2.7%

Total return:
Total return before incentive fees	9.1%	9.2%	4.5%	4.6%	22.2%	22.9%	(2.4)%	(1.9)%
Incentive fees	(0.5)%	(0.5)%	-%	-%	(0.6)%	(0.7)%	-%	-%

Total return after incentive fees	8.6%	8.7%	4.5%	4.6%	21.6%	22.2%	(2.4)%	(1.9)%

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
All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2026 and 2025 were 7,050 and 8,167, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2026 and 2025 were 6,609 and 7,416, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2026 and 2025 were 943 and 1,022, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2026 and 2025 were 888 and 1,054, respectively. The monthly average notional values of currency forward contracts traded during the three months ended September 30, 2026 and 2025 were $654,127,411 and $894,053,163, respectively. The monthly average notional values of currency forward contracts traded during the nine months ended September 30, 2026 and 2025 were $595,834,424 and $763,991,792, respectively.

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of September 30, 2026 and December 31, 2025, respectively.

September 30, 2026	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
MS&Co.
Futures	$6,614,871	$(2,717,449)	$3,897,422	$-	$-	$3,897,422
Forwards	4,426,081	(3,468,882)	957,199	-	-	957,199

	11,040,952	(6,186,331)	4,854,621	-	-	4,854,621
JPMorgan
Forwards	119,321	(68,738)	50,583	-	-	50,583

Total assets	$11,160,273	$(6,255,069)	$4,905,204	$-	$-	$4,905,204

Liabilities
MS&Co.
Futures	$(2,717,449)	$2,717,449	$-	$-	$-	$-
Forwards	(3,468,882)	3,468,882	-	-	-	-

	(6,186,331)	6,186,331	-	-	-	-
JPMorgan
Forwards	(68,738)	68,738	-	-	-	-

Total liabilities	$(6,255,069)	$6,255,069	$-	$-	$-	$-

Net fair value						$4,905,204	*

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2025	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
MS&Co.
Futures	$3,755,084	$(2,073,749)	$1,681,335	$-	$-	$1,681,335
Forwards	3,754,836	(2,100,950)	1,653,886	-	-	1,653,886

	7,509,920	(4,174,699)	3,335,221	-	-	3,335,221
JPMorgan
Forwards	86,286	(86,286)	-	-	-	-

Total assets	$7,596,206	$(4,260,985)	$3,335,221	$-	$-	$3,335,221

Liabilities
MS&Co.
Futures	$(2,073,749)	$2,073,749	$-	$-	$-	$-
Forwards	(2,100,950)	2,100,950	-	-	-	-

	(4,174,699)	4,174,699	-	-	-	-
JPMorgan
Forwards	(139,576)	86,286	(53,290)	-	53,290	-

Total liabilities	$(4,314,275)	$4,260,985	$(53,290)	$-	$53,290	$-

Net fair value						$3,335,221	*

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026
Assets
Futures Contracts
Currencies	$915,626
Energy	474,678
Grains	527,934
Indices	544,225
Interest Rates U.S.	944,106
Interest Rates Non-U.S.	2,600,385
Livestock	133,196
Metals	140,847
Softs	333,874

Total unrealized appreciation on open futures contracts	6,614,871

Liabilities
Futures Contracts
Currencies	(487,268)
Energy	(314,494)
Grains	(652,714)
Indices	(428,610)
Interest Rates U.S.	(2,172)
Interest Rates Non-U.S.	(270,091)
Livestock	(76,297)
Metals	(331,201)
Softs	(154,602)

Total unrealized depreciation on open futures contracts	(2,717,449)

Net unrealized appreciation on open futures contracts	$3,897,422	*

Assets
Forward Contracts
Currencies	$3,718,836
Metals	826,566

Total unrealized appreciation on open forward contracts	4,545,402

Liabilities
Forward Contracts
Currencies	(2,585,599)
Metals	(952,021)

Total unrealized depreciation on open forward contracts	(3,537,620)

Net unrealized appreciation on open forward contracts	$1,007,782	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.

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

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2026 and 2025, respectively.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sector	2026		2025		2026		2025
Currencies	$(430,064)		$(286,721)		$4,612,947		$(3,938,663)
Energy	6,922,023		608,351		15,432,558		(4,357,588)
Grains	(133,472)		606,211		(1,035,206)		547,405
Indices	(1,039,576)		3,544,282		4,279,150		5,577,600
Interest Rates U.S.	1,849,099		(1,405,244)		1,406,736		(3,489,612)
Interest Rates Non-U.S.	4,908,737		(2,661,895)		1,761,744		(4,945,351)
Livestock	(124,565)		1,527,710		(28,755)		2,785,396
Metals	61,998		3,436,394		1,241,093		4,111,775
Softs	(213)		250,342		(2,271)		(83,442)

Total	$12,013,967	***	$5,619,430	***	$27,667,996	***	$(3,792,480)	***

***	This amount is in “Total trading results” in the Consolidated Statements of Income and Expenses.

6.	Fair Value Measurements:
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
The Partnership and the Trading Company consider prices for exchange-traded commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2026 and December 31, 2025 and for the periods ended September 30, 2026 and 2025, the Partnership and the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2026	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,614,871	$6,614,871	$-	$-
Forwards	4,545,402	-	4,545,402	-

Total assets	$11,160,273	$6,614,871	$4,545,402	$-

Liabilities
Futures	$2,717,449	$2,717,449	$-	$-
Forwards	3,537,620	-	3,537,620	-

Total liabilities	$6,255,069	$2,717,449	$3,537,620	$-

December 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,755,084	$3,755,084	$-	$-
Forwards	3,841,122	-	3,841,122	-

Total assets	$7,596,206	$3,755,084	$3,841,122	$-

Liabilities
Futures	$2,073,749	$2,073,749	$-	$-
Forwards	2,240,526	-	2,240,526	-

Total liabilities	$4,314,275	$2,073,749	$2,240,526	$-

7.	Investment in the Trading Company:
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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2026.
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
As of September 30, 2026 and December 31, 2025, the Partnership owned 100% of CMF Winton. It is the Partnership’s intention to continue to invest in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Partnership consolidates its wholly owned investment in the Trading Company. Expenses to investors as a result of investment in the Trading Company are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and partners’ capital of the Trading Company is shown in the following tables:

	September 30, 2026
	Total Assets	Total Liabilities	Total Capital
CMF Winton	$51,458,793	$791,747	$50,667,046

	December 31, 2025
	Total Assets	Total Liabilities	Total Capital
CMF Winton	$46,755,312	$160,343	$46,594,969
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Trading Company is shown in the following tables:

	For the three months ended September 30, 2026
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$296,935	$4,815,587	$5,112,522

	For the nine months ended September 30, 2026
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$892,993	$11,928,062	$12,821,055

	For the three months ended September 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$304,542	$3,997,074	$4,301,616

	For the nine months ended September 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
CMF Winton	$997,760	$(1,443,189)	$(445,429)

Ceres Classic L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Trading Company is shown in the following tables:

	September 30, 2026		For the three months ended September 30, 2026

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	35.80%	$50,667,046	$5,178,308	$46,726	$19,060	$5,112,522	Commodity Portfolio	Monthly

	September 30, 2026		For the nine months ended September 30, 2026

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	35.80%	$50,667,046	$13,020,263	$142,028	$57,180	$12,821,055	Commodity Portfolio	Monthly

	December 31, 2025		For the three months ended September 30, 2025

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	36.68%	$46,594,969	$4,363,843	$43,168	$19,059	$4,301,616	Commodity Portfolio	Monthly

	December 31, 2025		For the nine months ended September 30, 2025

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
CMF Winton	36.68%	$46,594,969	$(272,059)	$116,193	$57,177	$(445,429)	Commodity Portfolio	Monthly

8.	Subsequent Events:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, foreign cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2026.

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

For the nine months ended September 30, 2026, the Partnership’s capital increased 11.4% from $127,035,763 to $141,509,305. This increase was attributable to a net income of $26,499,115 which was partially offset by redemptions of 363,954.121 Class A limited partner Units totaling $11,900,573 and redemptions of 8,729.050 Class Z General Partner Units totaling $125,000. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2026, the net asset value per Unit for Class A increased 8.6% from $32.52 to $35.31 as compared to an increase of 4.5% during the third quarter of 2025. During the Partnership’s third quarter of 2026, the net asset value per Unit for Class Z increased 8.7% from $14.32 to $15.57 as compared to an increase of 4.6% during the third quarter of 2025. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2026 of $12,013,967. Gains were primarily attributable to the Partnership’s trading of Futures Interests in energy, U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, grains, indices, livestock and softs. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2025 of $5,619,430. Gains were primarily attributable to the Partnership’s trading of Futures Interests in energy, grains, indices, livestock, metals and softs and were partially offset by losses in currencies, U.S. and non-U.S. interest rates.

During the third quarter, the Partnership’s most notable gains were achieved in the energy markets throughout the quarter from long futures positions in crude oil and refined petroleum products, such as gasoil, unleaded gasoline, and heating oil, amid continued global supply concerns and heightened geopolitical risks. In global fixed income, gains were recorded during July, August, and September from short positions in U.S. fixed income futures as multiple factors, including inflationary concerns, combined to push prices lower. Further gains in the sector were recorded in July, August, and September from short positions in European and Australian fixed income futures as prices declined on similar inflationary concerns. Smaller gains were experienced in the metals markets during August from long positions in gold and silver futures as increased investor demand for precious metals pushed prices higher. A portion of the Partnership’s gains for the third quarter was offset by losses incurred in the global stock index sector during July from long positions in U.S. and Asian equity index futures as prices declined due primarily to a sell-off in technology-related stocks. In the currencies, losses were recorded during July from short positions in the Japanese yen against the U.S. dollar amid speculation Japanese monetary authorities were intervening to support the yen late in the month. Additional currency losses during the quarter were incurred from positions in the New Zealand, Canadian dollar, and euro. Further losses were experienced primarily during September in the agricultural markets from long positions in corn and wheat futures as prices finished the month lower on disappointing export sales.

During the Partnership’s nine months ended September 30, 2026, the net asset value per Unit for Class A increased 21.6% from $29.04 to $35.31 as compared to a decrease of 2.4% during the nine months ended September 30, 2025. During the Partnership’s nine months ended September 30, 2026, the net asset value per Unit for Class Z increased 22.2% from $12.74 to $15.57 as compared to a decrease of 1.9% during the nine months ended September 30, 2025. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2026 of $27,667,996. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, indices, U.S. and non-U.S. interest rates and metals and were partially offset by losses in grains, livestock and softs. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2025 of $3,792,480. Losses were primarily attributable to the Partnership’s trading of Futures Interests in currencies, energy, U.S. and non-U.S. interest rates and softs and were partially offset by gains in grains, indices, livestock and metals.

During the first nine months of the year, the Partnership’s largest gains for the period were generated in the energy sector primarily during March and throughout the third quarter from long positions in gasoil, Brent crude oil, unleaded gasoline, and heating oil futures, as geopolitical turmoil and hostilities in the Middle East threatened global energy supplies. In global fixed income, gains were recorded during July, August, and September from short positions in U.S., European, and Australian fixed income futures as multiple factors, including inflationary concerns, combined to push prices lower. Further gains were recorded in the currency markets during June from short positions in the Canadian dollar, Japanese yen, and euro against the U.S. dollar, as the U.S. dollar strengthened on elevated U.S. Treasury yields and expectations for a more hawkish Federal Reserve. In global stock index markets, gains were recorded during the second quarter from long positions in U.S. and Asian equity index futures as prices advanced amid optimism over easing hostilities in the Middle East and demand for artificial intelligence-related stocks. Gains in the metals markets were recorded primarily during January from long positions in gold and silver futures, as heightened investor demand for precious metals pushed prices to record highs. Additional metals gains were generated during the same period from long positions in copper futures. A portion of the Partnership’s overall trading gains during the first nine months of the year was offset by losses in the agricultural markets during primarily May, June, and July from short positions in the grains sector, as concerns about adverse weather conditions affecting crops in the U.S. Midwest supported higher prices. Additional losses in the sector were experienced during September from long positions in corn and wheat futures as prices finished the month lower on disappointing export sales.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership, as applicable. Interest income for the three and nine months ended September 30, 2026 decreased by $97,844 and $546,568, respectively, as compared to the corresponding periods in 2025. The decrease in interest income was primarily due to lower interest rates during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2026 decreased by $32,772 and $33,591, respectively, as compared to the corresponding periods in 2025. The decrease in clearing fees was primarily due to a decrease in the number of trades made by the Partnership during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s Class A adjusted net assets on the first day of each month and are affected by trading performance, subscriptions, and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and nine months ended September 30, 2026 increased by $11,029 and decreased by $5,263, respectively, as compared to the corresponding periods in 2025. The increase was primarily due to an increase in Class A adjusted net assets during the three months ended September 30, 2026 as compared to the corresponding period in 2025. The decrease was primarily due to a decrease in Class A adjusted net assets during the nine months ended September 30, 2026 as compared to the corresponding period in 2025.

Administrative and General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. The Administrative and General Partner’s fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative and General Partner’s fees for the three and nine months ended September 30, 2026 increased by $11,072 and decreased by $5,231, respectively, as compared to the corresponding periods in 2025. The increase was primarily due to an increase in average net assets during the three months ended September 30, 2026 as compared to the corresponding period in 2025. The decrease was primarily due to a decrease in average net assets during the nine months ended September 30, 2026 as compared to the corresponding period in 2025.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2026 increased by $31,857 and $5,135, respectively, as compared to the corresponding periods in 2025. The increase was primarily due to an increase in average net assets during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.

Incentive fees are based on the new trading profits generated by the Trading Advisors at the end of the year as defined in the management agreement among the Partnership, the General Partner and the relevant Trading Advisor. Trading performance for the three and nine months ended September 30, 2026 resulted in incentive fees of $659,301 and $798,106, respectively. Trading performance for the three and nine months ended September 30, 2025 resulted in incentive fees of $0 and $0, respectively. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

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

As of September 30, 2026 and June 30, 2026, the Partnership’s Net Assets were allocated among the Trading Advisors in the following approximate percentages:

Advisor	September 30, 2026	September 30, 2026 (percentage of Partners’ Capital)	June 30, 2026	June 30, 2026 (percentage of Partners’ Capital)
Campbell	$40,048,984	28%	$38,944,716	29%
EMC	13,392,313	10%	11,887,357	9%
Graham	26,735,669	19%	25,290,021	19%
WCM	50,814,328	36%	48,492,233	36%
Unallocated	10,518,011	7%	8,463,026	7%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2026. As of September 30, 2026, the Partnership’s total capitalization was $141,509,305.

September 30, 2026

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,493,891	6.00%
Energy	1,804,544	1.28
Grains	1,154,072	0.82
Indices	3,827,926	2.71
Interest Rates U.S.	1,235,294	0.87
Interest Rates Non-U.S.	2,773,211	1.96
Livestock	299,750	0.21
Metals	1,929,593	1.36
Softs	1,123,433	0.79

Total	$22,641,714	16.00%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s/Trading Company’s open positions by market category as of September 30, 2026 and December 31, 2025, and the highest, lowest and average values during the three months ended September 30, 2026 and for the twelve months ended December 31, 2025. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of September 30, 2026, the Partnership’s total capitalization was $141,509,305.

	September 30, 2026
			Three Months Ended September 30, 2026
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,474,645	5.28%	$8,235,921	$5,782,966	$7,283,517
Energy	1,135,772	0.80	1,843,405	935,517	1,373,491
Grains	504,035	0.36	601,191	161,742	357,735
Indices	3,031,490	2.14	4,984,150	2,579,339	4,159,648
Interest Rates U.S.	787,122	0.56	1,354,805	581,432	1,015,058
Interest Rates Non-U.S.	2,209,340	1.56	2,906,208	1,964,689	2,373,789
Livestock	105,160	0.07	219,834	94,779	162,269
Metals	1,199,841	0.85	1,711,226	947,920	1,322,369
Softs	575,125	0.41	643,131	346,264	515,750

Total	$17,022,530	12.03%

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

As of September 30, 2026, the Trading Company’s total capitalization was $50,667,046 and the Partnership owned 100% of the Trading Company. The Partnership invests a portion of its assets in the Trading Company. The Trading Company’s Value at Risk as of September 30, 2026 was as follows:

	September 30, 2026
			Three Months Ended September 30, 2026
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,019,246	2.01%	$1,526,411	$752,643	$1,206,328
Energy	668,772	1.32	829,159	292,572	664,063
Grains	650,037	1.28	814,990	222,133	537,719
Indices	796,436	1.57	1,206,333	674,314	965,951
Interest Rates U.S.	448,172	0.88	726,138	448,172	635,614
Interest Rates Non-U.S.	563,871	1.11	600,047	218,167	456,044
Livestock	194,590	0.38	274,560	105,820	205,340
Metals	729,752	1.44	931,798	590,133	778,192
Softs	548,308	1.08	555,039	339,564	429,341

Total	$5,619,184	11.07%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision, which the Supreme Court denied on April 20, 2026. On July 13, 2026, defendants filed a motion for summary judgment. On October 23, 2026, the parties reached a settlement in principle.

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

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County. The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division, affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff appealed and, on October 20, 2026, the Appellate Division affirmed the trial court’s rulings.

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
for the quarters ended March 31, 2026 and June 30, 2026, other than as disclosed in Note 4, “Financial Instrument Risks,” of the financial statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended September 30, 2026, there were no subscriptions of Class A and Class Z Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Units are purchased by accredited investors in a private offering.
Proceeds of net offering are used for the trading of Futures Interests.
The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	43,709.680	$32.54	N/A	N/A
August 1, 2026 - August 31, 2026	31,530.136	$33.76	N/A	N/A
September 1, 2026 - September 30, 2026	9,486.380	$35.31	N/A	N/A
	84,726.196	$33.30
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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended September 30, 2026, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2026 by the directors and officers
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

Date: November 10, 2026

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: November 10, 2026

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.